Form 10-Q
period 2020-09-30
Deerfield Healthcare Technology Acquisitions Corp.
filed 2020-11-13
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, 14,375,000 shares of Class A common stock, par value $0.0001 per share, and 3,593,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

Form 10-Q

For the Quarter Ended September 30, 2020

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Condensed Balance Sheet as of September 30, 2020	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2020 and period from May 8, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders' Equity for the three months ended September 30, 2020 and for the period from May 8, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the period from May 8, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Deerfield Healthcare Technology Acquisitions Corp.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2020

Assets:
Current assets:
Cash	$987,590
Prepaid expenses	251,529
Total current assets	1,239,119
Investments held in Trust Account	143,793,410
Total assets	$145,032,529

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$2,987
Accrued expenses	65,000
Franchise tax payable	78,954
Total current liabilities	146,941
Deferred underwriting commissions	4,443,250
Total liabilities	4,590,191

Commitments and Contingencies
Class A common stock, 13,544,233 shares subject to possible redemption at $10.00 per share	135,442,330

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 830,767 shares issued and outstanding (excluding 13,544,233 shares subject to possible redemption)	83
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding	359
Additional paid-in capital	5,226,447
Accumulated deficit	(226,881)
Total stockholders' equity	5,000,008
Total Liabilities and Stockholders' Equity	$145,032,529

The accompanying notes are an integral part of these unaudited condensed financial statements.

Deerfield Healthcare Technology Acquisitions Corp.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2020	For the period from May 8, 2020 (inception) through September 30, 2020
General and administrative expenses	$137,364	$138,837
General and administrative expenses - related party	52,500	52,500
Franchise tax expense	49,863	78,954
Loss from operations	(239,727)	(270,291)
Interest income from Trust Account	43,410	43,410
Net loss	$(196,317)	$(226,881)

Weighted average shares outstanding of Class A common stock	14,375,000	14,375,000
Basic and diluted net income per share	$-	$-
Weighted average shares outstanding of Class B common stock	3,593,750	3,593,750
Basic and diluted net loss per share	$(0.05)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Deerfield Healthcare Technology Acquisitions Corp.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from May 8, 2020 (inception) through September 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - May 8, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	3,593,750	359	24,641	-	25,000
Net loss	-	-	-	-	-	(30,564)	(30,564)
Balance - June 30, 2020	-	$-	3,593,750	$359	$24,641	$(30,564)	$(5,564)
Sale of units in initial public offering, gross	14,375,000	1,438	-	-	143,748,562	-	143,750,000
Offering costs	-	-	-	-	(7,480,781)	-	(7,480,781)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	4,375,000	-	4,375,000
Common stock subject to possible redemption	(13,544,233)	(1,355)	-	-	(135,440,975)	-	(135,442,330)
Net loss	-	-	-	-	-	(196,317)	(196,317)
Balance - September 30, 2020	830,767	$83	3,593,750	$359	$5,226,447	$(226,881)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

Deerfield Healthcare Technology Acquisitions Corp.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from May 8, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net loss	$(226,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(43,410)
Changes in operating assets and liabilities:
Prepaid expenses	(15,140)
Accounts payable	(235,292)
Accrued expenses	65,000
Franchise tax payable	78,954
Net cash used in operating activities	(376,769)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(143,750,000)
Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	200,000
Repayment of note payable to related party	(200,000)
Proceeds received from initial public offering, gross	143,750,000
Proceeds received from private placement	4,375,000
Offering costs paid	(3,035,641)
Net cash provided by financing activities	145,114,359

Net increase in cash	987,590

Cash - beginning of the period	-
Cash - end of the period	$987,590

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$1,890
Prepaid expenses included in accounts payable	$236,389
Deferred underwriting commissions in connection with the initial public offering	$4,443,250
Initial classification of Class A common stock subject to possible redemption	$135,622,690
Change in value of Class A common stock subject to possible redemption	$(180,360)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization, Business Operations and Basis of Presentation.

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from May 8, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, approximately $143.8 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”) and invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

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

If the Company holds a stockholder vote in connection with a Business Combination, a Public Stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $500,000) and/or to pay its taxes. As a result, such common stock was recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially at $10.00 per Public Share ($143.75 million held in the Trust Account divided by 14,375,000 Public Shares).

The Company will have 24 months from the closing of the Initial Public Offering, or July 21, 2022, to complete its initial Business Combination (the “Combination Period”). If the Company does not complete a Business Combination within this period of time, it will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $500,000) (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s executive officers and independent director nominees (the “initial stockholders”) entered into a letter agreement with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $988,000 in its operating bank account and working capital of approximately $1.1 million (including tax obligations of approximately $79,000).

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the cash receipt of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, and a $200,000 Note issued to the Sponsor, which was repaid by the Company on July 16, 2020 (Note 4). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no Working Capital Loans outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay for existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from May 8, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the period ending December 31, 2020 or any future period.

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

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Significant Accounting Policies.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2020 and December 31, 2019.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020 and December 31, 2019, the carrying values of cash, accounts payable, accrued expenses and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is primarily comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees, and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 13,544,233 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $48,000, which had a full valuation allowance recorded.

There were no unrecognized tax benefits as of September 30, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation and operating costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2020 and for the period from May 8, 2020 (inception) through September 30, 2020, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended September 30, 2020 and for the period from May 8, 2020 (inception) through September 30, 2020 was 0%, which differs from the expected income tax rate due to start-up costs (discussed above) which are not currently deductible.

Net Loss Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 5,791,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $43,000 for the three months ended September 30, 2020 and for the period from May 8, 2020 (inception) through September 30, 2020, net of applicable taxes available to be withdrawn from the Trust Account of approximately $43,000 for the three months ended September 30, 2020 and for the period from May 8, 2020 (inception) through September 30, 2020, resulting in net income of $0 for the three months ended September 30, 2020 and for the period from May 8, 2020 (inception) through September 30, 2020, by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $196,000 and $227,000 for the three months ended September 30, 2020 and for the period from May 8, 2020 (inception) through September 30, 2020, respectively, less income attributable to Class A common stock of $0 for each period, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Initial Public Offering.

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

Affiliated Units

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

4. Related Party Transactions.

Founder Shares

On May 22, 2020, the Sponsor received 2,875,000 shares of Class B common stock (the “Founder Shares”) in exchange for a capital contribution of $25,000, or approximately $0.009 per share. On June 25, 2020, the Company effected 1:1.25 stock split of Class B common stock resulting in the Sponsor holding an aggregate of 3,593,750 Founder Shares. All share and per-share amounts have been retroactively restated. In June 2020, the Sponsor transferred 50,000 founder shares to each of Steven Hochberg, the Company’s Chief Executive Officer, Christopher Wolfe, the Company’s Chief Financial Officer, and Richard Barasch, the Company’s Executive Chairman, and 25,000 Founder Shares to each of Dr. Peter J. Fitzgerald, Dr. Linda Grais and Hon. Dr. David J. Shulkin, the Company’s independent director nominees, for the same per-share price initially paid by the Company’s Sponsor, resulting in the Sponsor holding 3,368,750 Founder Shares.

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Sponsor Loan

On May 22, 2020, the Sponsor agreed to loan the Company up to an aggregate of $200,000 pursuant to a promissory note (the “Note”) to cover expenses related to this Initial Public Offering. This loan was payable without interest on the earlier of December 31, 2020 or the completion of the Initial Public Offering. The Company received the $200,000 proceeds under the Note and repaid this Note in full on July 16, 2020.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying such monthly fees. The Company incurred and paid $30,000 in these expenses in the three months ended September 30, 2020 and for the period from May 8, 2020 through September 30, 2020, included in general and administrative expenses - related party on the accompanying unaudited condensed statements of operations.

Wolfe Strategic Services Agreement

Commencing on the date that the Company’s securities are first listed on Nasdaq, the Company agreed to pay its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. The Company incurred $22,500 in expenses in connection with such services for the three months ended September 30, 2020 and for the period from May 8, 2020 (inception) through September 30, 2020, included in general and administrative expenses - related party on the accompanying unaudited condensed statements of operations. No amounts were due as of September 30, 2020.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. As of September 30, 2020, the Company had no Working Capital Loans outstanding.

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. Commitments and Contingencies.

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

The Company paid an underwriting discount of 2.0% of the per Unit offering price, or approximately $2.5 million in the aggregate at the closing of the Initial Public Offering, and agreed to pay an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross offering proceeds, or approximately $4.4 million in the aggregate upon the Company’s completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination. With respect to the Affiliated Units, the underwriters received $0.10 per Unit paid upon the closing of the Initial Public Offering, and $0.175 per unit in the deferred underwriting commissions placed in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. Stockholder’s Equity (Deficit).

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were 14,375,000 shares of Class A common stock outstanding, including 13,544,233 shares of Class A common stock subject to possible redemption, which were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. In May 2020, the Company issued 2,875,000 shares of Class B common stock to the Sponsor. On June 25, 2020, the Company effected 1:1.25 stock split of Class B common stock resulting in the Sponsor holding an aggregate of 3,593,750 Class B common stock. As of September 30, 2020, there were 3,593,750 shares of Class B common stock, of which up to 468,750 shares of Class B common stock would have been forfeited by the initial stockholders depending on the exercise of the underwriters’ over-allotment option. The underwriters fully exercised their over-allotment option on July 21, 2020; thus, these shares were no longer subject to forfeiture.

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

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2020, there are no shares of preferred stock issued or outstanding.

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

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. Fair Value Measurements.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
U.S. Treasury Securities	$143,793,410	$-	$-
	$143,793,410	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from May 8, 2020 (inception) through September 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

8. Subsequent Events.

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $988,000 in our operating bank account and working capital of approximately $1.1 million (including tax obligations of approximately $79,000).

Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through the cash receipt of $25,000 from our Sponsor in exchange for the issuance of the Founder Shares, and a $200,000 note agreement issued to our Sponsor, which was repaid by us on July 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but are not obligated to, provide us Working Capital Loans. To date, there were no Working Capital Loans outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of approximately $196,000, which consisted of approximately $137,000 in general and administrative costs, $52,000 of general and administrative services expenses - related party, and $50,000 of franchise tax expense, which was partially offset by a net gain on investments held in Trust Account of approximately $43,000.

For the period from May 8, 2020 (inception) through September 30, 2020, we had net loss of approximately $227,000, which consisted of approximately $139,000 in general and administrative costs, $52,000 of general and administrative expenses - related party, and $79,000 of franchise tax expense, which was partially offset by approximately by a net gain on investments held in Trust Account of $43,000.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities are first listed on Nasdaq, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. We incurred and paid $30,000 in these expenses in the three months ended September 30, 2020 and for the period from May 8, 2020 through September 30, 2020, included in general and administrative expenses - related party on the accompanying unaudited condensed statement of operations.

Wolfe Strategic Services Agreement

Commencing on the date that our securities are first listed on Nasdaq, we agreed to pay our Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. We incurred $22,500 in connection with such services for the three months ended and for the period from May 8, 2020 (inception) through September 30, 2020, included in general and administrative expenses - related party on the accompanying unaudited condensed statements of operations. No amounts were due as of September 30, 2020.

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

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 1,875,000 additional Units to cover any over-allotments, at the initial public offering price less the underwriting discounts and commissions. The warrants that were issued in connection with the 1,875,000 over-allotment Units are identical to the public warrants and have no net cash settlement provisions. The underwriters exercised the over-allotment option in full on July 21, 2020.

We paid an underwriting discount of 2.0% of the per Unit offering price, or approximately $2.5 million in the aggregate at the closing of the Initial Public Offering, and agreed to pay an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross offering proceeds, or approximately $4.4 million in the aggregate upon the Company’s completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 13,544,233 Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 5,791,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

Our unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $43,000 for the three months ended September 30, 2020 and for the period from May 8, 2020 (inception) through September 30, 2020, net of applicable taxes available to be withdrawn from the Trust Account of approximately $43,000 for the three months ended September 30, 2020 and for the period from May 8, 2020 (inception) through September 30, 2020, resulting in net income of $0 for the three months ended September 30, 2020 and for the period from May 8, 2020 (inception) through September 30, 2020, by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $196,000 and $227,000 for the three months ended September 30, 2020 and for the period from May 8, 2020 (inception) through September 30, 2020, respectively, less income attributable to Class A common stock of $0 for each period, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

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

As of the date of this Quarterly Report on Form 10-Q, we note the following additional risk factor:

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of the Initial Public Offering and certain proceeds from the sale of the private placement warrants, in the amount of $143,750,000, is being held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $143,750,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Christopher Wolfe
Name: Christopher Wolfe
Title: Chief Financial Officer and Secretary

Dated: November 13, 2020