Form 10-K/A
period 2020-12-31
Deerfield Healthcare Technology Acquisitions Corp.
filed 2021-04-28
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Deerfield Healthcare Technology Acquisitions Corp., unless the context otherwise indicates.

This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Deerfield Healthcare Technology Acquisitions Corp. as of and for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 4, 2021 (the "Original Filing").

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 21, 2020, our outstanding warrants to purchase common stock (the “Warrants”) were accounted for as equity within our balance sheet. After discussion and evaluation, including with our independent registered public accounting firm and the Audit Committee of our Board of Directors, and taking into consideration the SEC Staff Statement, we have concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on April 26, 2021, the Audit Committee, in consultation with its management, concluded that the Company’s previously issued financial statements for the periods beginning with the period from May 8, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. In light of the SEC Staff’s published views, we reassessed our accounting for the Warrants issued on July 21, 2020. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business or the non-cash adjustments to our financial statements, in any of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K/A may include, for example, statements about:

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K/A, the prospectus associated with our initial public offering and the registration statement of which such prospectus forms a part, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the Business Combination, see the Preliminary Proxy Statement filed by the Company on January 19, 2021.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement, on April 26, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements for the Affected Periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting solely related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in July 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the July 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 1.

As described in Item 9A. “Controls and Procedures,” solely as a result of the foregoing, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because a material weakness existed in our internal control over financial reporting. We continue to evaluate steps to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file our financial statements will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion, to execute our business strategies, or to issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs relating to efforts to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

The Accounting Treatment of our Warrants could have a material impact on, and could significantly increase the volatility of, our reported operating results, even though there is no related liquidity, cash flow or revenue impact to us.

Because our outstanding Warrants will be classified as a liability, we will be required to “mark to market” the Warrant liability as of the end of each reporting period and record changes in the fair value associated with the Warrant liability in our financial statements. As such, when our stock price increases, the fair value of the Warrant liability would increase, and we would be required to recognize an expense associated with this change in fair value. Similarly, when our stock price decreases, the fair value of the Warrant liability would decrease, and we would be required to recognize a gain associated with this change in fair value. This accounting treatment could have a material impact on, and could significantly increase the volatility of, our reported operating results, even though there is no related liquidity, cash flow or revenue impact to us.

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

In this Amendment No. 1 (“Amendment No. 1” ) to the Annual Report on Form 10-K/A of Deerfield Healthcare Technology Acquisitions Corp. (the "Company") for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from May 8, 2020 (inception) to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from May 8 (inception) through September 30, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 21, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and the Audit Committee of our Board of Directors, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on April 26, 2021, the Audit Committee, in consultation with the Company’s management, concluded that the Company’s previously issued financial statements for the period from May 8, 2020 through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase our common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on our balance sheets and our statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. In light of the SEC Staff’s published views, we reassessed our accounting for the Warrants that we issued on July 21, 2020. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Proposed Business Combination

As more fully described in Note 1 to the financial statements contained in Item 8 of this Annual Report on Form 10-K/A, on December 18, 2020, we entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among us, the entities listed in Annex I to the Business Combination Agreement (collectively, the “CareMax Group”), IMC Holdings, LLC, a Delaware limited liability company (“IMC Parent” and, together with the CareMax Group, each a “Seller” and any other party that subsequent to the date of the Business Combination Agreement executes a joinder in form and substance reasonably acceptable to us, collectively, the “Sellers”), CareMax Medical Group, LLC, a Florida limited liability company (“CareMax”), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC” and, together with CareMax, each a “Company” and collectively, the “Companies”), and Deerfield Partners, L.P. (“Deerfield Partners”) (solely for purposes of certain exclusivity and non redemption provisions). The Business Combination Agreement provides for (a) the sale and transfer of 100% of the equity interests in CareMax by members of the CareMax Group in favor of DFHT and (b) the sale and transfer of 100% of the equity interests in IMC by IMC Parent in favor of DFHT, as a result of which, upon consummation of the Business Combination, CareMax and IMC will become wholly-owned subsidiaries of DFHT.

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

In addition, in order to finance transaction costs in connection an intended business combination, our Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5).  Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. As of December 31, 2020, the Company had no Working Capital Loans outstanding.

Prior to the completion of the initial public offering, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor in exchange for the issuance of founder shares, and a $200,000 Note issued to our Sponsor, which was repaid by the Company on July 16, 2020 (Note 5). After the consummation of the initial public offering on August 25, 2020, our liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from May 8, 2020 (inception) through September 30, 2020 and from May 8, 2020 (inception) through December 31, 2020, the change in fair value of warrants was a decrease of $1,181,514 and an increase of $17,585,650, respectively.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities are first listed on Nasdaq, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of the initial business combination or our liquidation, we will cease paying such monthly fees. We incurred and paid $60,000 in these expenses for the period from May 8, 2020 (inception) through December 31, 2020, included in general and administrative expenses - related party on the accompanying statement of operations.

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

Registration Rights

The initial stockholders and holders of the private placement warrants are entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the private placement warrants are entitled to make up to three demands, excluding short form registration demands, that register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements. Our registration rights agreement was restated and amended in connection with the Proposed Business Combination as described in Note 1 to the financials statements contained herein as part of this Annual Report on Form 10-K/A and will become effective upon the closing of the Business Combination, if consummated. If the Business Combination is not consummated, the existing registration rights agreement will remain in full force and effect.

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

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 5,791,667 common stock warrants in connection with our Initial Public Offering (2,875,000) and Private Placement (2,916,667) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our Warrants. Since issuance on July 21, 2020, our Warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent registered public accounting firm, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

Solely as a result of the foregoing and the resultant restatement of our financial statements, we have identified a material weakness in our internal control over financial reporting. We continue to evaluate steps to remediate the material weakness. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the July 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

In addition, we have entered into the Deerfield Subscription Agreements and the Lock-Up Agreement with Deerfield Partners and our sponsor and the Consent and Waiver Letter with Deerfield Partners. See “Note 1 to the financial statements contained in Item 8 as part of this Annual Report on Form 10-K/A.”

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

DEERFIELD HEALTHCARE TECHNOLOGY Acquisitions CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Deerfield Healthcare Technology Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Deerfield Healthcare Technology Acquisitions Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 8, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from December 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

April 27, 2021

Deerfield Healthcare Technology Acquisitions Corp.

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$908,711
Prepaid expenses	198,172
Total current assets	1,106,883
Investments held in Trust Account	143,836,562
Total assets	$144,943,445

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$458,155
Accrued expenses	3,168,000
Franchise tax payable	129,913
Total current liabilities	3,756,068
Deferred underwriting commissions	4,443,250
Derivative warrant liabilities	24,764,148
Total liabilities	32,963,466

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value; 10,697,997 shares subject to possible redemption at $10.00 per share	106,979,970

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,677,003 shares issued and outstanding (excluding 10,697,997 shares subject to possible redemption)	368
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding	359
Additional paid-in capital	26,510,023
Accumulated deficit	(21,510,741)
Total stockholders’ equity	5,000,009
Total Liabilities and Stockholders’ Equity	$144,943,445

The accompanying notes are an integral part of these financial statements.

Deerfield Healthcare Technology Acquisitions Corp.

STATEMENTS OF OPERATIONS

As Restated – See Note 2

For the period from May 8, 2020 (inception) through December 31, 2020

General and administrative expenses	$3,776,741
General and administrative expenses - related party	105,000
Franchise tax expense	129,913
Loss from operations	(4,011,654)
Other income (expense)
Interest income from investments held in Trust Account	86,562
Change in fair value of warrant liabilities	(17,585,649)
Net loss	$(21,510,741)

Weighted average shares outstanding of Class A common stock	14,375,000
Basic and diluted net income per share	$-
Weighted average shares outstanding of Class B common stock	3,468,192
Basic and diluted net loss per share	$(6.20)

The accompanying notes are an integral part of these financial statements.

Deerfield Healthcare Technology Acquisitions Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As Restated – See Note 2

For the period from May 8, 2020 (inception) through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 8, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	3,593,750	359	24,641	-	25,000
Sale of Class A common stock in initial public offering, net of warrant liabilities	14,375,000	1,438	-	-	140,273,212	-	140,274,650
Offering costs	-	-	-	-	(7,480,781)	-	(7,480,781)
Excess of cash received over fair value of private placement warrants	-	-	-	-	671,851	-	671,851
Common stock subject to possible redemption	(10,697,997)	(1,070)	-	-	(106,978,900)	-	(106,979,970)
Net loss	-	-	-	-	-	(21,510,741)	(21,510,741)
Balance - December 31, 2020 (restated)	3,677,003	$368	3,593,750	$359	$26,510,023	$(21,510,741)	$5,000,009

The accompanying notes are an integral part of these financial statements.

Deerfield Healthcare Technology Acquisitions Corp.

STATEMENT OF CASH FLOWS

As Restated – See Note 2

For the period from May 8, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(21,510,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(86,562)
Change in fair value of derivative warrant liabilities	17,585,649
Changes in operating assets and liabilities:
Prepaid expenses	(197,818)
Accounts payable	455,911
Accrued expenses	3,168,000
Franchise tax payable	129,913
Net cash used in operating activities	(455,648)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(143,750,000)
Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	200,000
Repayment of note payable to related party	(200,000)
Proceeds received from initial public offering, gross	143,750,000
Proceeds received from private placement	4,375,000
Offering costs paid	(3,035,641)
Net cash provided by financing activities	145,114,359

Net increase in cash	908,711

Cash - beginning of the period	-
Cash - end of the period	$908,711

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$1,890
Prepaid expenses included in accounts payable	$354
Deferred underwriting commissions in connection with the initial public offering	$4,443,250
Initial classification of Class A common stock subject to possible redemption	$128,444,190
Change in initial value of Class A common stock subject to possible redemption	$(21,464,220)
Initial fair value of warrant liabilities	$7,178,499

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

Financing

 The registration statement for the Initial Public Offering was declared effective on July 16, 2020. On July 21, 2020, the Company consummated the Initial Public Offering of 14,375,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares”), including the issuance of 1,875,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of approximately $143.8 million, and incurring offering costs of approximately $7.5 million, inclusive of approximately $4.4 million in deferred underwriting commissions (Note 4).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 2,916,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of approximately $4.4 million (Note 5).

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

If the Company holds a stockholder vote in connection with a business combination, a Public Stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (subject to an annual limit of $500,000) and/or to pay its taxes. As a result, such common stock was recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity (“ASC 480”).” The amount in the Trust Account was initially at $10.00 per Public Share ($143.75 million held in the Trust Account divided by 14,375,000 Public Shares).

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from December 31, 2020, and the period from May 8, 2020 (inception) through December 31, 2020, and for the period from May 8, 2020 (inception) through September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

In addition, in order to finance transaction costs in connection an intended business combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. As of December 31, 2020, the Company had no Working Capital Loans outstanding.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the cash receipt of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, and a $200,000 Note issued to the Sponsor, which was repaid by the Company on July 16, 2020 (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account.

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

Note 2 —Restatement of Previously Issued Financial Statements

In April 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase common stock that the Company issued in July 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 21, 2020, the Company’s Warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Audit Committee, management concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. In light of the SEC Staff’s published views, the Company reassessed its accounting for the Warrants issued on July 21, 2020. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

As a result of the foregoing, the Audit Committee, in consultation with management, concluded that the Company’s previously issued financial statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for our outstanding Warrants and should no longer be relied upon. The Company had initially accounted for the Warrants as a component of equity but upon further evaluation of the terms of the Warrants, concluded that the Warrants should be accounted for as a derivative liability. The warrant agreement governing the Warrants includes a provision (the “Replacement of Securities Upon Reorganization”) of which application of such provision could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s common stock, these Warrants could not be considered “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s common stock, all holders of the Warrants (both the public Warrants and private placement Warrants) would be entitled to receive cash for their Warrants. In other words, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain of the holders of the Company’s common stock would be entitled to cash. These provisions preclude the Company from classifying the Warrants in stockholders’ equity. As a result of these provisions, the Company has restated its financial statements to reflect the Company’s Warrants as a derivative liability with changes in the fair value recorded in the current period earnings.

The Warrants were issued in connection with the Company’s Initial Public Offering of 14,375,000 Units and Private Placement Warrants completed on July 21, 2020. Each Unit consists of one of the Company’s shares of Class A common stock, $0.0001 par value, and one-fifth of one redeemable warrant. Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. The Warrants will expire worthless five years from the date of issuance. The material terms of the Warrants are more fully described in Note 7.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$144,943,445	$-	$144,943,445
Liabilities and stockholders’ equity
Total current liabilities	$3,756,068	$-	$3,756,068
Deferred underwriting commissions	4,443,250	-	4,443,250
Derivative warrant liabilities	-	24,764,148	24,764,148
Total liabilities	8,199,318	24,764,148	32,963,466
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	131,744,120	(24,764,150)	106,979,970
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A ordinary stock - $0.0001 par value	120	248	368
Class B ordinary stock - $0.0001 par value	359	-	359
Additional paid-in-capital	8,924,620	17,585,403	26,510,023
Accumulated deficit	(3,925,092)	(17,585,649)	(21,510,741)
Total stockholders’ equity	5,000,007	2	5,000,009
Total liabilities and stockholders’ equity	$144,943,445	$-	$144,943,445

	For the Period from May 8, 2020 (inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(4,011,654)	$-	$(4,011,654)
Other (expense) income:
Fair value adjustment on derivative warrant liabilities	-	(17,585,649)	(17,585,649)
Interest earned on investments held in Trust Account	86,562	-	86,562
Total other (expense) income	86,562	(17,585,649)	(17,499,087)
Net loss	$(3,925,092)	$(17,585,649)	$(21,510,741)

Basic and Diluted weighted-average Class A ordinary shares outstanding	14,375,000	-	14,375,000
Basic and Diluted net loss per Class A share	$-	-	$-
Basic and Diluted weighted-average Class B ordinary shares outstanding	3,468,192	-	3,468,192
Basic and Diluted net loss per Class B share	$(1.13)	-	$(6.20)

	For the Period from May 8, 2020 (inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(3,925,092)	$(17,585,649)	$(21,510,741)
Adjustment to reconcile net loss to net cash used in operating activities	(86,562)	17,585,649	17,499,087
Net cash used in operating activities	(455,648)	-	(455,648)
Net cash used in investing activities	(143,750,000)	-	(143,750,000)
Net cash provided by financing activities	137,935,860	-	137,935,860

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$145,032,529	$-	$145,032,529
Liabilities and stockholders’ equity
Total current liabilities	$146,941	$-	$146,941
Deferred underwriting commissions	4,443,250	-	4,443,250
Derivative warrant liabilities	-	8,360,013	8,360,013
Total liabilities	4,590,191	8,360,013	12,950,204
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	135,442,330	(8,360,010)	127,082,320
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A ordinary stock - $0.0001 par value	83	84	167
Class B ordinary stock - $0.0001 par value	359	-	359
Additional paid-in-capital	5,226,447	1,181,427	6,407,874
Accumulated deficit	(226,881)	(1,181,514)	(1,408,395)
Total stockholders’ equity	5,000,008	(3)	5,000,005
Total liabilities and stockholders’ equity	$145,032,529	$-	$145,032,529

	For the Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(239,727)	$-	$(239,727)
Other (expense) income:
Fair value adjustment on derivative warrant liabilities	-	(1,181,514)	(1,181,514)
Interest earned on investments held in Trust Account	43,410	-	43,410
Total other (expense) income	43,410	(1,181,514)	(1,138,104)
Net loss	$(196,317)	$(1,181,514)	$(1,377,831)

Basic and Diluted weighted-average Class A ordinary shares outstanding	14,375,000		14,375,000
Basic and Diluted net loss per Class A share	$0.00		$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	3,593,750		3,593,750
Basic and Diluted net loss per Class B share	$(0.05)		$(0.38)

	For the period from May 8 (inception) through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(270,291)	$-	$(270,291)
Other (expense) income:
Fair value adjustment on derivative warrant liabilities	-	(1,181,514)	(1,181,514)
Interest earned on investments held in Trust Account	43,410	-	43,410
Total other (expense) income	43,410	(1,181,514)	(1,138,104)
Net loss	$(226,881)	$(1,181,514)	$(1,408,395)

Basic and Diluted weighted-average Class A ordinary shares outstanding	14,375,000		14,375,000
Basic and Diluted net loss per Class A share	$0.00		$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	3,593,750		3,593,750
Basic and Diluted net loss per Class B share	$(0.06)		$(0.39)

	For the period from May 8 (inception) through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(226,881)	$(1,181,514)	$(1,408,395)
Adjustment to reconcile net loss to net cash used in operating activities	(43,410)	1,181,514	1,138,104
Net cash used in operating activities	(376,769)	-	(376,769)
Net cash used in investing activities	(143,750,000)	-	(143,750,000)
Net cash provided by financing activities	145,114,359	-	145,114,359

In addition, the impact to the balance sheet dated July 21, 2020, filed on Form 8-K on July 27, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $7.2 million increase to the derivative warrant liabilities line item at July 21, 2020 and offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3 — Summary of Significant Accounting Policies

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 5,791,667 common stock warrants issued in connection with its Initial Public Offering (2,875,000) and Private Placement (2,916,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 10,697,997 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes and available working capital allowance which resulted in $0 for the period from May 8, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of approximately $21,510,741, less the income attributable to Class A common stock of $0, by the weighted average number of shares of Class B common stock outstanding for the period.

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

Note 4 —Initial Public Offering

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

Note 5 — Related Party Transactions

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

Note 6 — Commitments and Contingencies

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

Note 7 — Derivative Warrant Liabilities

As of December 31, 2020, the Company has 2,875,000 and 2,916,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 8 — Stockholders’ Equity

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

Note 9 — Fair Value Measurements

The Company follows the guidance in FASB ASC Topic 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account U.S. Treasury Bills maturing January 21, 2021	$143,836,562	$-	$-

Liabilities:
Derivative warrant liabilities - Public	$11,787,500	$-	$-
Derivative warrant liabilities - Private	$-	$-	$12,976,648

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants since September 2020. The Company recognized $7,178,499 for the derivative warrant liabilities upon their issuance on July 21, 2020. For the period from May 8, 2020 (inception) through December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $17,585,649 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2020 when the Public Warrants were separately listed and traded.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of July 21, 2020	As of December 31, 2020
Volatility	25.0%	25%
Probability of completing a Business Combination	70.0%	78%
Expected life of the options to convert	5.86	5.42
Risk-free rate	0.35%	0.42%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities from May 8, 2020 (inception) through December 31, 2020 is summarized as follows:

Change in FV of warrant liabliities

Warrant liabilities at May 8, 2020 (inception)	$-
Issuance of Public and Private Warrants	7,178,499
Change in fair value of warrant liabilities	17,585,649
Warrant liabilities at December 31, 2020	$24,764,148

Note 10— Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation and operating costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) for the period from May 8, 2020 (inception) through December 31, 2020 consists of the following:

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the period from May 8, 2020 (inception) through December 31, 2020 is as follows:

Statutory Federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(17.2)%
Change in Valuation Allowance	(3.8)%
Effective Tax Rate	0.0%

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

Note 11 — Subsequent Events

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

April 27, 2021

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

Name	Title	Date

/s/ Steven Hochberg	President, Chief Executive Officer and Director	April 27, 2021
Steven Hochberg

/s/ Christopher Wolfe	Chief Financial Officer and Secretary	April 27, 2021
Christopher Wolfe

/s/ Richard Barasch	Director	April 27, 2021
Richard Barasch

/s/ Dr. Peter J. Fitzgerald	Director	April 27, 2021
Dr. Peter J. Fitzgerald

/s/ Dr. Linda Grais	Director	April 27, 2021
Dr. Linda Grais

/s/ Hon. Dr. David J. Shulkin	Director	April 27, 2021
Hon. Dr. David J. Shulkin