Form 10-Q
period 2021-03-31
Deerfield Healthcare Technology Acquisitions Corp.
filed 2021-05-24
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-39391

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-0992224
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Third Avenue, 37th Floor

New York, New York 10017

(Address of Principal Executive Offices, including zip code)

(212) 551-1600

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	Trading Symbols	which registered
Units, each consisting of one share of Class A common stock and one-fifth of one redeemable warrant	DFHTU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	DFHT	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	DFHTW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of May 17, 2021, 14,375,000 Class A ordinary shares, $0.0001 par value, and 3,593,750 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

DEERFIELD HEALTCARE TECHNOLOGY ACQUISITIONS CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$390,022	$908,711
Prepaid expenses	209,626	198,172
Total current assets	599,648	1,106,883
Investments held in Trust Account	143,856,248	143,836,562
Total assets	$144,455,896	$144,943,445

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$456,646	$458,155
Accrued expenses	4,355,000	3,168,000
Franchise tax payable	49,365	129,913
Total current liabilities	4,861,011	3,756,068
Deferred underwriting commissions	4,443,250	4,443,250
Derivative warrant liabilities	13,870,006	24,764,148
Total liabilities	23,174,267	32,963,466

Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 11,628,162 and 10,697,997 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	116,281,625	106,979,970

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,746,838 and 3,677,003 shares issued and outstanding (excluding 11,628,162 and 10,697,997 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	276	368
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,593,750 shares issued and outstanding as of March 31, 2021 and December 31, 2020	359	359
Additional paid-in capital	17,208,460	26,510,023
Accumulated deficit	(12,209,091)	(21,510,741)
Total stockholders' equity	5,000,004	5,000,009
Total Liabilities and Stockholders' Equity	$144,455,896	$144,943,445

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

General and administrative expenses	$1,547,072
General and administrative expenses - related party	52,500
Franchise tax expense	12,606
Loss from operations	(1,612,178)
Other income (expense)
Interest income from investments held in Trust Account	19,686
Change in fair value of derivative warrant liabilities	10,894,142
Net income	$9,301,650

Weighted average shares outstanding of Class A common stock	14,375,000
Basic and diluted net income per share, Class A common stock	$-
Basic weighted average shares outstanding of Class B common stock	3,593,750
Basic net income per share, Class B common stock	$2.59
Diluted weighted average shares outstanding of Class B common stock and nonredeemable warrants	4,665,065
Diluted net loss per share, Class B common stock and nonredeemable warrants	$(0.34)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	3,677,003	$368	3,593,750	$359	$26,510,023	$(21,510,741)	$5,000,009
Common stock subject to possible redemption	(930,165)	(93)	-	-	(9,301,557)	-	(9,301,655)
Net income	-	-	-	-	-	9,301,650	9,301,650
Balance - March 31, 2021	2,746,838	$275	3,593,750	$359	$17,208,466	$(12,209,091)	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net income	$9,301,650
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(19,686)
Change in fair value of warrant liabilities	(10,894,142)
Changes in operating assets and liabilities:
Prepaid expenses	(11,454)
Accounts payable	(1,509)
Accrued expenses	1,187,000
Franchise tax payable	(80,548)
Net cash used in operating activities	(518,689)

Net decrease in cash	(518,689)

Cash - beginning of the period	908,711
Cash - end of the period	$390,022

Supplemental disclosure of noncash activities:
Change in initial value of Class A common stock subject to possible redemption	$(9,301,655)

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

As of March 31, 2021, the Company has not commenced any operations. All activity for the period from May 8, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Financing

The registration statement for the Initial Public Offering was declared effective on July 16, 2020. On July 21, 2020, the Company consummated the Initial Public Offering of 14,375,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares”), including the issuance of 1,875,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of approximately $143.8 million, and incurring offering costs of approximately $7.5 million, inclusive of approximately $4.4 million in deferred underwriting commissions (Note 5).

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on April 28, 2021.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Proposed Business Combination

On December 18, 2020, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, the entities listed in Annex I to the Business Combination Agreement (collectively, the “CareMax Group”), IMC Holdings, LLC, a Delaware limited liability company (“IMC Parent” and, together with the CareMax Group, each a “Seller” and any other party that subsequent to the date of the Business Combination Agreement executes a joinder in form and substance reasonably acceptable to the Company, collectively, the “Sellers”), CareMax Medical Group, LLC, a Florida limited liability company (“CareMax”), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC” and, together with CareMax, each a “Company” and collectively, the “Companies”), and Deerfield Partners, L.P. (“Deerfield Partners”) (solely for purposes of certain exclusivity and non-redemption provisions).

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

Earnout

Up to an additional 2,900,000 shares of the Company’s Class A common stock (the “IMC Earnout Shares”) are payable after the closing of the Business Combination to IMC Parent if: (i) at any time during the 12-month period following the closing of the Business Combination (“First Earnout Period”) the volume weighted average trading price of the Company’s Class A common stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period (the “$12.50 Share Price Trigger”), then 1,450,000 IMC Earnout Shares will be issued and paid to IMC Parent, and (ii) at any time during the 24-month period following the closing date of the Business Combination (the “Second Earnout Period”) the volume weighted average trading price of the Company’s Class A common stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “$15.00 Share Price Trigger” and together with the $12.50 Share Price Trigger, the “Share Price Triggers”), then 1,450,000 IMC Earnout Shares will be issued and paid to IMC Parent. If the $12.50 Share Price Trigger is not satisfied but the $15.00 Share Price Trigger is satisfied, the Company shall issue and pay to IMC Parent 2,900,000 shares of the Company’s Class A common stock in connection with the satisfaction of the $15.00 Share Price Trigger.

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

Other Agreements

In connection with the Business Combination, the following additional agreements were also executed and filed with the SEC by the Company on an Annual Report on Form 10-K/A filed on April 28, 2021:

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

Liquidity and Going Concern Considerations

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, the Company had approximately $390,000 in its operating bank account and a working capital deficit of approximately $4.3 million (including tax obligations of approximately $49,000). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

In addition, in order to finance transaction costs in connection an intended business combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. As of March 31, 2021, the Company had no Working Capital Loans outstanding.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined these conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Combination Period, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a business combination. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Significant Accounting Policies.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net interest income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of March 31, 2021 and December 31, 2020.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets; and

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. Treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

The Company accounts for its 5,791,667 common stock warrants issued in connection with its Initial Public Offering (2,875,000) and Private Placement (2,916,667) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 11,628,162 and 10,697,997 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Share settlement of the Company's warrants to purchase an aggregate of 5,791,667 shares of Class A common stock at a price of $11.50 was presumed for the calculation of diluted earnings per share because it is more dilutive than the cash settlement alternative. Under this assumption, the contract is settled in common shares, and the effect of the liability classification (change in fair value of derivative warrant liability is reversed as a numerator adjustment). Potentially dilutive weighted average shares of 1,071,315 are included in the denominator.

The Company’s unaudited condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes and available working capital allowance which resulted in $0 for the three months ended March 31, 2021. Net income per share, basic and diluted for Class B common stock, for the three months ended March 31, 2021, is calculated by dividing the net income of $9,301,650, adding back the change in the fair value of the derivative warrant liabilities of $10,894,142, for a net loss of $1,592,492, less the income attributable to Class A common stock of $0, by the weighted average number of shares of Class B common stock outstanding for the period and the potentially dilutive shares from the assuming exercise of nonredeemable warrants.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had a deferred tax asset of approximately $334,000, which had a full valuation allowance recorded against it.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (the "ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on Nasdaq, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying such monthly fees. The Company incurred and paid $30,000 in these expenses in the three months ended March 31, 2021.

Wolfe Strategic Services Agreement

Commencing on the date that the Company’s securities are first listed on Nasdaq, the Company agreed to pay its Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. The Company incurred and paid $22,500 in these expenses in the three months ended March 31, 2021.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans to date. As of March 31, 2021 and December 31, 2020, the Company had no Working Capital Loans outstanding.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. Derivative Warrant Liabilities.

As of March 31, 2021 and December 31, 2020, the Company has 2,875,000 and 2,916,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

7. Stockholder’s Equity.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 14,375,000 shares of Class A common stock outstanding, including 11,628,162 and 10,697,997 shares of Class A common stock subject to possible redemption, respectively, which were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 3,593,750 shares of Class B common stock outstanding with no shares subject to forfeiture.

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

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there are no shares of preferred stock issued or outstanding.

8. Fair Value Measurements.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$143,836,562	$-	$-
Derivative warrant liabilities -Public Warrants	$6,641,250	$-	$-
Derivative warrant liabilities -Private Warrants	$-	$-	$7,228,756

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$248,988,147	$-	$-
Derivative warrant liabilities -Public Warrants	$11,787,500	$-	$-
Derivative warrant liabilities -Private Warrants	$-	$-	$12,976,648

The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants since September 2020. For the three months ended March 31, 2021, the Company recognized a benefit to the unaudited condensed statement of operations resulting from a decrease in the fair value of liabilities of $10,894,142 presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for three months ended March 31, 2021.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2020	As of March 31, 2021
Exercise price	$11.50	$11.50
Unit price	$10.00	$13.10
Volatility	25.0%	25.0%
Probability of completing a Business Combination	78.0%	77.2%
Expected life of the options to convert	5.42	5.17
Risk-free rate	0.42%	0.96%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Change in fair value of warrant liabilities

Derivative warrant liabilities at December 31, 2020	$12,976,648
Change in fair value of derivative warrant liabilities	(5,747,982)
Derivative warrant liabilities at March 31, 2021	$7,228,756

9. Subsequent Events.

Management has evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date, up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Deerfield Healthcare Technology Acquisitions Corp. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to DFHTA Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s 10-K/A for the fiscal year 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 28, 2021 (the “FY 2020 10-K/A”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 8, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering, the sale of the Private Placement Warrants that occurred simultaneously with the completion of our Initial Public Offering and the sale of the Forward Purchase Units, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Liquidity and Going Concern Considerations

The accompanying unaudited condensed financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, we had approximately $390,000 in our operating bank account and a working capital deficit of approximately $4.3 million (including tax obligations of approximately $49,000). Further, we have incurred and expects to continue to incur significant costs in pursuit of its acquisition plans.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, an affiliate of our Sponsor, or its officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined these conditions raise substantial doubt about our ability to continue as a going concern through the Combination Period, which is the date we are required cease all operations except for the purpose of winding up if it has not completed a business combination. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed balance sheets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of approximately $9.3 million, which consisted of approximately $1.6 million in general and administrative costs, including $52,500 of administrative services expenses to related parties, and $12,606 of franchise tax expense, which was offset by a net gain on investments held in Trust Account of approximately $20,000 and a change in fair value of derivative warrant liabilities of approximately $10.9 million.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities are first listed on Nasdaq, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying such monthly fees. We incurred and paid $30,000 in these expenses in the three months ended March 31, 2021.

Wolfe Strategic Services Agreement

Commencing on the date that our securities are first listed on Nasdaq, we agreed to pay our Chief Financial Officer, Christopher Wolfe, $7,500 per month for his services prior to the initial Business Combination. We incurred and paid $22,500 in these expenses in the three months ended March 31, 2021.

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

We issued 5,791,667 warrants issued in connection with our Initial Public Offering (2,875,000) and Private Placement (2,916,667) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Public Offering and Private Placement were initially estimated using Monte-Carlo simulations. As of March 31, 2021, the fair value of the Public Warrants were measured at their listed trading price .

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 11,628,162 and 10,697,997 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets, respectively.

Net Income Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Share settlement of the Company's warrants to purchase an aggregate of 5,791,667 shares of Class A common stock at a price of $11.50 was presumed for the calculation of diluted earnings per share because it is more dilutive than the cash settlement alternative. Under this assumption, the contract is settled in common shares, and the effect of the liability classification (change in fair value of derivative warrant liability is reversed as a numerator adjustment. Potentially dilutive weighted average share of 1,071,315 are included in the denominator.

Our unaudited condensed statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes and available working capital allowance which resulted in $0 for the three months ended March 31, 2021. Net income per share, basic and diluted for Class B common stock, for the three months ended March 31, 2021, is calculated by dividing the net income of $9,301,650, adding back the change in the fair value of the derivative warrant liabilities of $10,894,142, for the net loss of $1,592,492, less the income attributable to Class A common stock of $0, by the weighted average number of shares of Class B common stock outstanding for the period and the potentially dilutive shares from the assuming exercise of nonredeemable warrants.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our FY 2020 10-K/A. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our FY 2020 10-K/A, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERFIELD HEALTHCARE TECHNOLOGY ACQUISITIONS CORP.

Date: May 24, 2021		/s/ Steven Hochberg
	Name:	Steven Hochberg
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 24, 2021		/s/ Christopher Wolfe
	Name:	Christopher Wolfe
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)