Form 10-Q
period 2021-06-30
CareMax, Inc.
filed 2021-08-18
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39391

CareMax, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-0992224
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 NW 57 Court, Suite 400 Miami, FL,	33126
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 360-4768

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CMAX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	CMAXW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 12, 2021, the registrant had 81,132,457 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share issued and outstanding.

CareMax, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

PART I. – FINANCIAL INFORMATION

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$170,080	$4,934
Restricted cash	1,956	-
Accounts receivable, net	32,031	9,395
Inventory	190	15
Prepaid expenses	3,449	183
Risk settlements due from providers	288	80
Due from related parties	-	274
Total Current Assets	207,994	14,881

Property and equipment, net	12,728	4,796
Goodwill	356,360	10,068
Intangible assets, net	50,357	8,575
Deferred debt issuance costs	2,195	-
Other assets	998	183
Total Assets	$630,632	$38,503

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,546	$1,044
Accrued expenses	10,689	2,572
Accrued interest payable	264	149
Risk settlements due to providers	178	643
Current portion of long-term debt	6,672	1,004
Due to related parties	-	39
Other current liabilities	5,771	-
Total Current Liabilities	26,120	5,451

Derivative warrant liabilities	27,337	-
Long-term debt, less current portion	114,222	26,325
Other liabilities	2,639	-
Total Liabilities	170,318	31,776
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS'/MEMBER'S EQUITY
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 80,632,457 shares issued and outstanding at June 30, 2021)	8	-
Additional paid-in-capital	459,641	-
Retained Earnings	665	-
Member units (no par value, 200 authorized, issued and outstanding at December 31, 2020)	-	223
Members' equity	-	6,504
Total Stockholders'/Members' Equity	460,314	6,727

Total Liabilities and Stockholders'/Members' Equity	$630,632	$38,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30	Six Months Ended June 30
	2021	2020	2021	2020
Revenue
Medicare risk-based revenue	$37,761	$25,746	$65,577	$50,841
Medicaid risk-based revenue	5,449	-	5,449	-
Other revenue	1,709	49	1,811	188
Total Revenue	44,919	25,795	72,837	51,029

Operating Expenses
External provider costs	35,535	15,958	53,694	31,806
Cost of care	7,867	3,886	13,220	7,903
Sales and marketing	775	272	1,066	500
Corporate, general and administrative	8,881	1,456	10,676	2,740
Depreciation and amortization	1,437	356	1,951	712
Acquisition related costs	149	-	149	-
Total operating expenses	54,644	21,928	80,756	43,661
Operating income (loss)	(9,725)	3,867	(7,919)	7,368
Interest income (expense), net	(792)	(403)	(1,296)	(730)
Gain on remeasurement of warrant liabilities	1,795	-	1,795	-
Gain on extinguishment of debt	1,358	-	1,358	-
(Loss) income before income tax	(7,364)	3,464	(6,062)	6,638
Income tax provision (benefit)	-	-	-	-
Net income (loss)	$(7,364)	$3,464	$(6,062)	$6,638

Net income (loss) attributable to non-controlling interest	-	82	-	(8)
Net income (loss) attributable to controlling interest	$(7,364)	$3,382	$(6,062)	$6,646

Net income (loss) attributable to CareMax, Inc. class A common stockholders	$(7,364)	$3,382	$(6,062)	$6,646
Weighted average basic shares outstanding	28,404,759	10,796,069	19,649,057	10,796,069
Weighted average diluted shares outstanding	28,404,759	10,796,069	19,649,057	10,796,069
Net income (loss) per share
Basic	$(0.26)	$0.31	$(0.31)	$0.62
Diluted	$(0.26)	$0.31	$(0.31)	$0.62

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'/MEMBERS' EQUITY

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

(in thousands, except share data)

	Class A Common Stock		Additional	Total	Retained	Noncontrolling	Total
	Shares	Amount	Paid-in-capital	Controlling Interest	Earnings	Interest	Equity
BALANCE - DECEMBER 31, 2019	-	$-	$-	$5,160	$-	$(214)	$4,946
Net income (loss)	-	-	-	3,261	-	(90)	3,171
Purchase of non-controlling interest	-	-	-	(400)	-	-	(400)
Change in ownership due to change in non-controlling interest	-	-	-	(44)	-	44	-
BALANCE- MARCH 31, 2020	-	-	-	7,977	-	(260)	7,717

Net income (loss)	-	-	-	3,382	-	82	3,464
Distributions	-	-	-	(81)	-	-	(81)
BALANCE- JUNE 30, 2020	-	$-	$-	$11,278	$-	$(178)	$11,100

BALANCE - DECEMBER 31, 2020	-	-	-	6,727	-	-	6,727
Net income	-	-	-	1,302	-	-	1,302
Distributions	-	-	-	-	-	-	-
BALANCE- MARCH 31, 2021	-	-	-	8,029	-	-	8,029

Activity prior to the business combination:
Net loss		-		(6,487)			(6,487)
Effects of the business combination:							-
Reverse recapitalization	28,780,819	3	(137,426)	(1,542)	1,542	-	(137,423)
Equity consideration issued to acquire IMC	10,412,023	1	155,346	-	-	-	155,347
Contingent consideration	-	-	38,348	-	-	-	38,348
Shares issued for holdback	55,000	-	821	-	-	-	821
Proceeds from the sale of Class A common stock, net of offering costs	41,000,000	4	397,525	-	-	-	397,529
Activity after the business combination:							-
Net loss	-	-	-		(877)	-	(877)
Equity consideration issued to acquire SMA	384,615	-	5,027	-	-	-	5,027
BALANCE- JUNE 30, 2021	80,632,457	$8	$459,641	$-	$665	$-	$460,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(6,062)	$6,638
Adjustments to reconcile net (loss)/income to net cash
(Used in)/provided by operating activities:
Depreciation expense	640	431
Amortization expense	1,321	281
Amortization of discount on debt and related issuance costs	135	35
Change in fair value of warrant liabilities	(1,795)	-
Gain on extinguishment of debt	(1,358)	-
Changes in operating assets and liabilities:
Accounts receivable	1,267	(3,607)
Prepaid expenses	(1,322)	9
Risk settlements due from/due to providers	(208)	128
Due from related parties	235	68
Other assets	(275)	18
Accounts payable	(2,113)	(52)
Accrued expenses	6,453	(55)
Other liabilities	(16)	-
Accrued interest	115	-
Net Cash (Used In)/Provided by Operating Activities	(2,983)	3,894

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,527)	(1,592)
Acquisition of businesses	(210,252)	-
Purchase of noncontrolling interest ownership	-	(267)
Net Cash Used in Investing Activities	(211,779)	(1,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock	410,000
Issuance costs of Class A common stock	(12,471)	-
Recapitalization transaction	(108,799)	-
Proceeds from borrowings on long-term debt and credit facilities	125,000	2,500
Principal payments on long-term debt	(24,496)	(30)
Payment of deferred financing costs	(6,883)	-
Long-term debt extinguishment costs	(487)	-
Borrowing under paycheck protection program	-	2,164
Distributions to members	-	(81)
Net Cash Provided by Financing Activities	381,864	4,553

NET INCREASE IN CASH	167,102	6,588
Cash - Beginning of Period	4,934	4,438
CASH - END OF PERIOD	$172,036	$11,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

CAREMAX, INC.

CONDENSED CONSOLIATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
CASH AT END OF PERIOD RECONCILIATION:	2021	2020
Cash	$170,080	$11,026
Restricted cash	1,956
Cash at end of period	$172,036	$11,026

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equity consideration issued in acquisitions	$161,193	$-
Contingent consideration issued in business combination	38,348	-
Accrued capital expenditures	565	-
Purchase of non-controlling interest through accounts payable	-	183
Payroll Protection Program loan forgiveness	2,164	-
SUPPLEMENTAL DISCLOSURES OF CASH ACTIVITIES:
Cash paid for interest	941	815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Note 1. DESCRIPTION of business

CareMax Inc. (“CareMax” or the “Company”), f/k/a Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), a Delaware corporation, was originally formed in July 2020 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. The Company currently operates 34 wholly owned, multi-specialty medical centers in Florida, with two additional centers under construction and expected to open in 2022, that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

The Business Combination

On December 18, 2020, DFHT entered into a Business Combination Agreement (the “Business Combination Agreement”) with CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”),  IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”) and Deerfield Partners, L.P. (“Deerfield Partners”). The Business Combination (as defined below) was approved by DFHT’s stockholders and closed on June 8, 2021 (the “Closing Date”), whereby  DFHT acquired 100% of the equity interests of CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT. Immediately upon completion  (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions (the “Business Combination”), the name of the combined company was changed to CareMax, Inc.

At the Closing, the CMG Sellers and IMC Parent were paid consideration valued in the aggregate at approximately $364 million and $250 million respectively, less repayment of net debt and further subject to the purchase price adjustments set forth in the Business Combination Agreement (the “Closing Consideration”). The net Closing Consideration was comprised of 68% ($229.4 million) and 45% ($85.2 million) in cash for the CMG Sellers and IMC Parent, respectively, with the remainder of the Closing Consideration comprised of 10,796,069 and 10,412,023 shares of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), issued to the CMG Sellers and IMC Parent, respectively, at a reference price of $10.00 per share. The Business Combination Agreement also provides that an additional 3.5 million and 2.9 million shares of Class A Common Stock (the “Earnout Shares”) are payable after the Closing to the CMG Sellers and IMC Parent, respectively, upon the satisfaction of certain conditions (see Note 9 – Stockholders' Equity).

Also at the Closing, DFHT, DFHTA Sponsor LLC (the “Sponsor”), O.M. Investment Group, Inc. (“O.M.”), in its capacity as representative of the CMG Sellers, and Continental Stock Transfer & Trust Company, in its capacity as escrow agent ( “Continental”), entered into an escrow agreement (the “CMG Escrow Agreement”), and DFHT, the Sponsor, IMC Parent and Continental entered into an escrow agreement (the “IMC Escrow Agreement” and together with the CMG Escrow Agreement, the “Escrow Agreements”). Pursuant to the terms of the CMG Escrow Agreement and the IMC Escrow Agreement, DFHT deposited $0.5 million and $1.0 million, respectively, into adjustment escrow accounts (the “Adjustment Escrow Amounts”) for the purpose of securing certain post-closing adjustment obligations of the CMG Sellers and IMC Parent, respectively. Of such $0.5 million securing the post-closing adjustment obligations of the CMG Sellers, 68% ($340,000) was in cash and 32% was in 16,000 shares of Class A Common Stock, and of such $1.0 million securing the post-closing adjustment obligations of IMC Parent,

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

45% ($450,000) was in cash and 55% was in 55,000 shares of Class A Common Stock (such shares collectively, the “Adjustment Escrow Shares”). Following the date on which the Closing Consideration is finally determined pursuant to the Business Combination Agreement, all or a portion of the applicable Adjustment Escrow Amounts and Adjustment Escrow Shares will either be released to the CMG Sellers or to IMC Parent, as applicable, or to the Company in accordance with certain adjustment mechanisms in the Business Combination Agreement.

Immediately following the Closing, all of the 3,593,750 issued and outstanding shares of Class B common stock of the Company, par value $0.0001 per share (“Class B Common Stock”), automatically converted, on a one-for-one basis, into shares of Class A Common Stock in accordance with DFHT’s second amended and restated certificate of incorporation.

Unless the context otherwise requires, “the Company,” “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combination, to CMG and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to CareMax, Inc. and its subsidiaries.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020. In the opinion of management, the accompanying unaudited and condensed consolidated financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2021, including the impacts of COVID-19, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Pursuant to the Business Combination, the acquisition of CMG by DFHT was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, DFHT was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of CMG issuing equity for the net assets of DFHT, accompanied by a recapitalization. The net assets of DFHT are stated at historical cost, with no goodwill or other intangible assets recorded. The condensed consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of CMG. Further, CMG was determined to be the accounting acquirer in the acquisition of IMC (the “IMC Acquisition”), as such, the acquisition is considered a business combination under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations," and was accounted for using the acquisition method of accounting. CareMax recorded the fair value of assets acquired and liabilities assumed from IMC. The presented financial information for the three months and six months ended June 30, 2021 includes the financial information and activities for IMC for the period from June 8, 2021 to (and including) June 30, 2021 (23 days). The presented financial information for the three and six months ended June 30, 2021 includes the financial information and activities for SMA for period from June 18, 2021 to (and including) June 30, 2021 (12 days). Unless otherwise noted, information for period prior to the Closing of Business Combination reflects the information of CMG only.

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

The unaudited condensed consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas where significant estimates are used in the accompanying financial statements include, but are not limited to, purchase price allocations, including fair value estimates of intangibles and contingent consideration; the valuation of and related impairment recognitions of long-lived assets; the valuation of the derivative warrant liabilities; the estimated useful lives of fixed assets and intangible assets, including internally developed software; settlements related to revenue and the revenue accrual and accrued expenses. Actual results could differ from those estimates.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Additionally, as an emerging growth company, the Company is exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm is not required to evaluate and report on the effectiveness of internal control over financial reporting.

Acquisitions

The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired, and liabilities assumed are determined based upon the valuation of the acquired business and involves management making significant estimates and assumptions.

Revenue Recognition

Since capitated revenue is received regardless of whether services are performed, the performance obligation is the completion of enrollment of the patient and providing access to care. Fee-for-service revenue generally relates to contracts with patients in which our performance obligation is to provide healthcare services to the patients. Revenues are recorded during the period our obligations to provide healthcare services are satisfied.

Medicare Risk-based and Medicaid Risk-based revenue consists primarily of capitated fees for medical services provided by us under capitated arrangements directly made with various Medicare Advantage and Medicaid

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

managed care payors. The Company receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which the Company receives from the third-party payor a fixed payment of At-risk premium less an administrative charge for reporting on enrollees on a per patient per month basis (“PPPM” payment) for a defined patient population, and the Company is then responsible for providing healthcare services required by that patient population. Neither the Company nor any of its affiliates is a registered insurance company because state law in the states in which it operates does not require such registration for risk-bearing providers.

The Company’s payor contracts generally have a term of one year or longer, but the contracts between the enrolled members (our customers) and the payor are one calendar year or less. In general, the Company considers all contracts with customers (enrolled members) as a single performance obligation to stand ready to provide managed healthcare services. The Company identified that contracts with customers for capitation arrangements have similar performance obligations and therefore groups them into one portfolio. This performance obligation is satisfied as the Company stands ready to fulfill its obligation to enrolled members.

Settlements with third-party payors for retroactive adjustments due to capitation risk adjustment, or claim audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations.

The Company has determined that the nature, amount, timing, and uncertainty of revenue and cash flows are affected by the following factors:

•
Geography of the service location
•
Demographics of members
•
Health needs of members
•
Method of reimbursement (capitation or fee for service)
•
Enrollment changes
•
Rate changes; and
•
For fee for service activities, the payors (for example, Medicare, Medicaid, commercial insurance, patient) which have different reimbursement/payment methodologies.

The Company has elected the practical expedient allowed under ASC 606-10-32-18, “Revenue from Contracts with Customers-The Existence of a Significant Financing Component in the Contract,” and does not adjust the promised amount of consideration from patients and third-party payors for the effects of a significant financing component due to the Company’s expectation that the period between the time the service is provided to a patient and the time that the patient or a third-party payor pays for that service will be one year or less.

The Company has applied the practical expedient provided by ASC 340-40-25-4, “Other Assets and Deferred Costs,” and all incremental customer contract acquisition costs are expensed as they are incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

For the three and six months ended June 30, 2021 and 2020, substantially all of the revenue recognized by the Company was from goods and services, namely, providing access to physicians and wellness centers.

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

Other Revenue

Other revenue includes professional capitation payments. These revenues are a fixed amount of money per patient per month paid in advance for the delivery of primary care services only, whereby the Company is not liable for medical costs in excess of the fixed payment. Capitated revenues are typically prepaid monthly to the Company based on the number of patients selecting us as their primary care provider. Our capitated rates are fixed, contractual rates. Incentive payments for Healthcare Effectiveness Data and Information Set (“HEDIS”) and any services paid on a fee for service basis by a health plan are also included in other revenue. Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our affiliated medical groups.  Revenue for primary care service for patients in a partial risk or up-side only contracts are reported in other revenue

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable. The Company’s cash balances with individual banking institutions are in excess of federally insured limits from time to time. The Company believes it is not exposed to any significant concentrations of credit risk from these financial instruments. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Anthem, Inc. ("Anthem") represented approximately 40% and 100% of the Company’s accounts receivable balance as of June 30, 2021 and December 31, 2020, respectively. Anthem represented 64% and 99% of the Company’s revenues for the three months ended June 30, 2021 and 2020 and 76% and 99% of the Company’s revenues for the six months ended June 30, 2021 and 2020, respectively.

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

Level 1 - defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets.

Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices  for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Instruments

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 “Distinguishing Liabilities from Equity,” and ASC 815-15, “Derivatives and Hedging - Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 2,875,000 common stock warrants in connection with DFHT's initial public offering (the “IPO”) (the “Public Warrants”). Simultaneously with the closing of the IPO, DFHT consummated the private placement of 2,916,667 common stock warrants (the “Private Placement Warrants”). The Public Warrants and Private Placement Warrants are accounted for as derivative warrant liabilities in accordance with ASC 815-40 , “Derivatives and Hedging - Contracts in an Entities Own Equity.” Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statement of operations. The fair value of the Public Warrants and Private Placement Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the IPO has subsequently been measured based on the listed market price of such warrants.

Goodwill and intangible assets

Goodwill represents the excess of cost over the fair value of net assets acquired. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review goodwill annually in the fourth quarter or whenever significant events or changes indicate the possibility of impairment. For purposes of the annual goodwill impairment assessment, the Company has identified a single reporting unit. The most recently completed impairment test of goodwill was performed in the fourth quarter of 2020, and it was determined that no impairment existed.

Intangible assets with a finite useful life are amortized over their useful lives.

We review the recoverability of any long-lived intangible assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Property and Equipment

Property and equipment is recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation is provided over the estimated useful life of each class of depreciable asset and is computed on the straight-line method. Leasehold improvements are depreciated over the lesser of the length of the related lease plus any renewal options or the estimated life of the asset.

A summary of estimated useful lives is as follows:

Leasehold Improvements	15 to 39 Years
Furniture and Equipment	5 to 7 Years
Vehicles	5 Years
Software	3 Years

Income Taxes

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

External Provider Costs

External Provider Costs include capitation payments and fee for service claims paid, claims in process and pending, and an estimate of unreported claims and charges by physicians, hospitals, and other health care providers for services rendered to enrollees during the period. Changes to prior-period estimates of medical expenses are reflected in the current period.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company follows the provisions of ASC Topic 260, Earnings Per Share” for determining whether contingently issuable shares are included for purposes of calculating net income (loss) per share and determining whether instruments granted in equity-based compensation arrangements are participating securities for purposes of calculating net income (loss) per share.  See Note 10, Net Income (Loss) Per Share.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, "Leases" (“ASU 2016-02”), which amended the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. ASU 2016-02 also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. In June 2020, the FASB issued ASU 2020-05, “Revenue from Contracts with Customers and Leases,” that deferred the required effective date for non-issuers to fiscal years beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Because the Company is currently an emerging growth company, the Company plans to adopt ASU 2016-02 on January 1, 2022. Because of the number of leases the Company utilizes to support its operations, the adoption of ASU 2016-02 is expected to have a significant impact on the Company’s financial position and results of operations. The total future estimated gross annual lease payments are $47.1 million as of June 30, 2021. Management is currently evaluating the extent of this anticipated impact on the Company’s financial statements, including quantitative and qualitative factors, as well as any changes to its leasing strategy that may be needed.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). ASU 2016-13 introduced a new model for

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January 1, 2022. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. The Company plans to adopt this standard on January 1, 2022 and does not believe adoption will have a material effect on its condensed consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815" (“ASU 2020-01”). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of ASU 2020-01 will have on its condensed consolidated financial statements.

In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions through December 31, 2022 to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the effect the update will have on its unaudited condensed consolidated financial statements and related disclosures.

We do not expect that any other recently issued accounting guidance will have a significant effect on our condensed consolidated financial statements.

NOTE 3. ACQUISITIONS

Acquisition of IMC

On June 8, 2021, the Company acquired 100% of the equity interests of IMC for total purchase consideration of $367.3 million, subject to final closing adjustments. The purchase consideration was comprised of the following (in thousands):

Cash consideration (1)	$172,302
Share consideration (2)	$155,347
Contingent consideration (3)	$38,348
Other consideration (4)	$1,271

(1)
Represents cash consideration inclusive of the payment of $79.8 million of IMC debt simultaneous with the Closing and the reimbursement of IMC seller transaction costs of $7.3 million.
(2)
Represent the issuance of 10,412,023 shares of Class A Common Stock, which shares were issued at a reference price of $10.00 per share, but the value of which was $14.92 per share, the closing price on the date of the IMC Acquisition.
(3)
Represents the fair value of equity-classified contingent consideration.

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

(4)
Represents the fair value of cash and equity purchase consideration held in escrow pending the finalization of final closing adjustments.

The IMC Acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired and liabilities assumed liabilities recorded at their estimated fair values as of the acquisition date.

As of June 30, 2021, we have not finalized the acquisition accounting related to the IMC Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase consideration and the preliminary fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$14,842
Accounts receivable	21,298
Other current assets	1,446
Property, plant & equipment	6,198
Intangible assets	34,121
Other assets	448
Accounts payable and accrued expenses	(8,793)
Long-term debt	(197)
Other long term liabilities	(1,898)
Net assets acquired	67,465
Excess of consideration over net assets acquired	299,803
Total consideration	$367,268

Goodwill represents the excess of the gross consideration transferred over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The amount allocated to goodwill and intangible assets is subject to final adjustment to reflect the final valuations. The goodwill recognized at June 30, 2021 that is expected to be deductible for income tax purposes is $299.8 million.

The fair value associated with definite-lived intangible assets was $34.1 million, comprised of $33.9 million in risk contracts and $263,000 in trademarks. The definite-lived intangible assets will be amortized ranging from one to six years.

The Company’s net revenues and loss before income taxes for the six months ended June 30, 2021 includes revenue of $17.0 million and a net loss before income taxes of $201,000 related to IMC.

Acquisition of SMA Entities

On June 18, 2021, IMC completed the acquisition of 100% of the issued and outstanding equity interests of Senior Medical Associates, LLC, a Florida limited liability company (“SMA”), and Stallion Medical Management, LLC, a Florida limited liability company (“SMM” and together with SMA, the “SMA Entities”) (“the SMA Acquisition”). The purchase price consisted of cash consideration of $52.0 million, including a holdback of $2.5 million and equity consideration of 384,615 shares of Class A Common Stock valued at $5.0 million based on the June 18, 2021 closing price of $13.07, for total purchase consideration of $57.0 million.

The SMA Acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired and liabilities assumed liabilities recorded at their estimated fair values as of the acquisition date.

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

As of June 30, 2021, we have not finalized the acquisition accounting related to the SMA Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the consideration paid and the preliminary fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$73
Accounts receivable	1,830
Property, plant & equipment	178
Intangible Assets	8,824
Other assets	29
Accounts payable and accrued expenses	(178)
Net Assets Acquired	10,756
Excess of Consideration over Net Assets Acquired	46,271
Total Consideration	$57,027

Goodwill was recognized as the excess of the purchase price over the net identifiable assets recognized. The goodwill is primarily attributed to our assembled workforce. The expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The goodwill recognized at June 30, 2021 that is expected to be deductible for income tax purposes is $46.3 million.

The Company incurred and expensed acquisition-related transaction costs of $149,000 related to the SMA Acquisition that were paid by the Company following the Business Combination.

The fair value associated with definite-lived intangible assets was $8.8 million, comprised of $8.7 million in risk contracts and $92,000 in tradenames. The definite-lived intangible assets will be amortized ranging from one to six years.

The Company’s net revenue and loss before income taxes for the six months ended June 30, 2021 includes revenues of $817,000 and income before taxes of $147,000 related to SMA.

Other Acquisitions

During the six months ended June 30, 2021, we acquired 100% of one additional business. The acquisition was accounted for as a business combination and the overall impacts to our unaudited condensed consolidated financial statements was not considered to be material. The fair value associated with definite-lived intangible assets from the acquisition was $157,000. The total fair value of consideration paid or payable on the acquisition was $375,000.

Unaudited Supplemental Pro Forma Information

The following supplemental unaudited pro forma information represents the results of operations as if the Company had acquired IMC and SMA on January 1, 2020. Pro forma information is not presented for the Company’s other acquisitions as the information is either not available or is immaterial.

	For the six months ended
	June 30, 2021	June 30, 2020
(in thousands)
Net revenue	$193,217	$173,147
Net (loss) income	$(13,936)	$(6,569)

NOTE 4. PAYOR AND PROVIDER AGREEMENTS

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

Payor Agreements

The Company's economic model relies on its risk-based partnerships with payors which manage and market Medicare Advantage ("MA") plans across the United States. The Company has established strategic value-based relationships with ten payors for MA patients, four payors for Medicaid patients and one payor for ACA patients. As of June 30, 2021, on a pro forma basis giving effect to the Business Combination and the acquisition of SMA as of January 1, 2021, the Company's three largest payor relationships were Anthem, United, and Centene, which generated 64%, 11%, and 10% of the Company's revenue in the three months ended June 30, 2021 and 76%, 7%, and 5% of the Company's revenue for the six months ended June 30, 2021 and 99%, 1%, and 0% of the Company's revenue in the three months ended June 30, 2020 and 99%, 1%, and 0% of the Company's revenue for the six months ended June 30, 2020.

The Company believes its model is well-aligned with its payor partners to drive better health outcomes for their patients, enhancing patient satisfaction, while driving incremental patient and revenue growth. The Company believes maintaining, supporting, and growing these relationships, particularly as the Company enters new geographies, is critical to the Company's long-term success. The Company believes this alignment of interests and its highly effective care model helps ensures the Company's continued success with its payor partners.

Provider Agreements

The Company also has downstream provider agreements with the combined CMG medical center entities, as well as unrelated medical providers. These agreements generally have a capitation component with a fixed PPPM payment provided to the contracted provider. Some providers also share in the risk of the members under the risk payor agreements explained above. All expenses for capitation and other risk sharing arrangements for downstream risk providers are included in medical expenses in the accompanying condensed consolidated statements of operations. For providers with risk sharing, a running balance is tracked similar to the balance under the risk payor agreements described above, but at an individual entity-level. Any amounts due to or from these at-risk providers are included in risk settlements due from/to providers in the accompanying condensed consolidated balance sheets. All revenue and expense for consolidated medical center entities and any intercompany balances due under the provider agreements have been eliminated in the condensed consolidated financial statements.

NOTE 5. REINSURANCE

The Company has acquired insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in the accompanying condensed consolidated statements of operations.

The nature of the Company’s stop loss coverage is to limit the benefits paid under one patient. The Company’s stop loss limits are defined within each health plan contract and range from $30,000 to $200,000 per patient per year. Premium expense incurred was $1.8 million and $2.2 million for the three months and six months ended June 30, 2021, respectively, and approximately $250,000 and $493,000 for the three months and six months ended June 30, 2020, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans are unable to fulfill their obligations under stop loss contractual

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

terms.

Recoveries recognized were $1.3 million and $1.7 million for the three months and six months ended June 30, 2021, respectively and $155,000 and $208,000 for the three months and six months ended June 30, 2020, respectively. Estimated recoveries under stop loss policies are reported within the capitation receivable or amounts due health plans as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill from December 31, 2020 to

June 30, 2021 (in thousands):

Carrying Amount
Balance at December 31, 2020	$10,068
Acquired goodwill during the period	346,292
Balance at June 30, 2021	$356,360

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
June 30, 2021
Risk Contracts	$50,922	$(1,827)	$49,095	7
Trademarks	355	(44)	311	1
Non-compete agreements	1,320	(369)	951	5
Total	$52,597	$(2,240)	$50,357

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
December 31, 2020
Risk Contracts	$8,174	$(682)	$7,492	11
Non-compete agreements	1,320	(237)	1,083	5
Total	$9,494	$(919)	$8,575

Amortization expense totaled $1.1 million and $1.3 million for the three and six months ended June 30, 2021, respectively, and $141,000 and $281,000 for the three and six months ended June 30, 2020, respectively.

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2021 and each of the succeeding five years is (in thousands):

Remainder of 2021	$7,727
2022	11,651
2023	9,156
2024	7,119
2025	5,465
2026	4,763

NOTE 7. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2021 and December 31, 2020 is as follows (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$3,966	$2,726
Vehicles	3,695	2,823
Furniture and equipment	6,768	1,983
Construction in progress	2,044	360
Total	16,473	7,892
Less: Accumulated depreciation	(3,745)	(3,096)
Total Property and equipment, net	$12,728	$4,796

Construction in progress at June 30, 2021 is made up of various leasehold improvements at the Company's medical centers. The Company has a contractual commitment to complete the construction of its Homestead medical center with remaining estimated capital expenditures of $700,000. Plans have been submitted for the Company's East Hialeah medical center, and the opening of the facility is projected in the first or second quarter of 2022. The projects are being funded internally.

Depreciation expense totaled $429,000 and $640,000 for the three and six months ended June 30, 2021, respectively, and $215,000 and $431,000 for the three and six months ended June 30, 2020, respectively.

NOTE 8. LONG TERM DEBT

Long-term debt consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Secured term loans	$125,000	$24,184
Payroll protection plan	316	2,164
Other	152	1,358
Unamortized debt issuance costs	(4,574)	(377)
	120,894	27,329
Current portion	(6,672)	(1,004)
Long-term portion	$114,222	$26,325

On the Closing Date, the Company entered into a Credit Agreement (the “Credit Agreement , by and among the Company, Royal Bank of Canada, as Administrative Agent (in such capacity, the “Agent”), Collateral Agent, Swing Line Lender and Issuing Bank, RBC Capital Markets, LLC and Truist Securities, Inc., as Syndication Agents, Joint Lead Arrangers and Joint Book Runners, and certain other banks and financial institutions serving as lenders (collectively with their successors and assigns, the “Lenders”). The Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $125.0 million (the “Initial Term Loans”), which was fully drawn on the

(18)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

Closing Date to finance the Business Combination and related transaction costs, (ii) a revolving credit facility in an aggregate principal amount of $40.0 million, which may be drawn after the Closing Date for working capital and other general corporate purposes, and (iii) a delayed draw term loan facility in an aggregate principal amount of $20.0 million, which will be available to be drawn from and after the Closing until the six month anniversary of the Closing Date to finance permitted acquisitions and similar permitted investments (collectively, the “Credit Facilities”).

Interest is payable on the outstanding loans under the Credit Facilities based on, at the option of the Company, either: (i) Eurocurrency (with a floor of 0.75% per annum) plus variable spreads ranging from 2.75% to 3.50% per annum based on first lien net leverage ratio levels or (ii) the Alternate Base Rate (defined as the highest of (a) the Prime Rate (as defined in the Credit Agreement and established by the Agent), (b) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50% per annum, and (c) the LIBOR Quoted Rate (as defined in the Credit Agreement) plus 1.00% per annum, in each case, with a floor of 1.75% per annum), plus variable spreads ranging from 1.75% to 2.50% per annum based on first lien net leverage ratio levels. Accrued and unpaid interest is payable with respect to LIBOR loans, on the last day interest period as selected by the Company but no later than three months, and with respect to Alternate Base Rate Loans, quarterly on the last business day of each of March, June, September and December. An unused commitment fee is also payable with respect to the revolving credit facility and the delayed draw term loan facility ranging between 0.35% and 0.50% depending on the Company’s first lien net leverage ratio, and is payable quarterly in arrears with respect to the revolving credit facility and on the earliest of the termination of the delayed draw term loan facility, the six month anniversary of the Closing Date with respect to any delayed draw term loan commitments that have expired and otherwise after the end of the first full fiscal quarter after the Closing Date.

Amortization payments with respect to the Initial Term Loans are payable in quarterly installments, commencing with the last business day of the first full fiscal quarter ending after the Closing Date, in aggregate principal amounts equal to (i) 1.25% of the aggregate principal amount of the Initial Term Loans outstanding on the Closing Date from the Closing Date until June 7, 2024, (ii) 1.875% of the aggregate principal amount of the Initial Term Loans outstanding on the Closing Date from June 8, 2024 to June 7, 2025 and (iii) 2.50% of the aggregate principal amount of the Initial Term Loans outstanding on the Closing Date from June 8, 2025 to June 7, 2026. All amounts owed under the Credit Facilities are due and payable upon the five-year anniversary of the Closing Date, unless otherwise extended in accordance with the terms of the Credit Agreement.

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, including dividends, to enter into consolidations, mergers or sales of material assets and other fundamental changes, or to transact with affiliates subject to exceptions, materiality and other qualifications as provided in the Credit Agreement. The Credit Agreement also contains customary events of default and also includes an equity cure right.

All obligations under the Credit Agreement are guaranteed by the Company and substantially all of its subsidiaries, and all obligations under the Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of the Company and its subsidiaries. As of June 30, 2021, the Company was in compliance, in all material respects, with all covenants under the Credit Agreement.

CMG Loan Agreement

On the Closing Date, the Company repaid all outstanding term loan borrowings under CMG previous loan agreement (the “Loan Agreement” and the Loan Agreement was terminated. The Company repaid $24.5 million, inclusive of $487,000 in prepayment penalties, fees and interest. The Company recorded a loss on early of

(19)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

extinguishment of debt of $806,000, inclusive of the write-off of deferred debt issuance costs and prepayment penalties related to the Loan Agreement.

Other Debt

Other long-term debt repaid on the Closing Date totaled $229,000. In addition, $2.0 million was deposited into an escrow account as security for amounts borrowed under the Paycheck Protection Program ("PPP"). During the three and six months ended June 30, 2021, borrowings under the PPP of $2.2 million were forgiven and are included in the gain on extinguishment of debt.

Future maturities of long-term debt outstanding at June 30, 2021 are as follows (in thousands):

Amount
Remainder of 2021	$3,547
2022	6,257
2023	6,265
2024	8,611
2025	11,726
2026	89,062
Total	$125,468

NOTE 9. STOCKHOLDERS’ EQUITY

The unaudited condensed consolidated statement of changes in equity reflects the Reverse Recapitalization and the IMC Acquisition as discussed in Notes 2 and 3. As CMG was deemed the accounting acquirer in the Reverse Recapitalization with DFHT, all periods prior to the consummation of the Business Combination reflect the balances and activity of CMG.

In connection with the Business Combination, the Company adopted the third amended and restated certificate of incorporation, dated June 8, 2021 (the “Amended and Restated Charter”) to, among other things, increased the total number of authorized shares of all classes of capital stock, par value of $0.0001 per share, to 261,000,000 shares, consisting of (i) 260,000,000 shares of common stock, including 250,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock, and (ii) 1,000,000 shares of preferred stock. In addition, 3,593,750 shares of Class B Common Stock were converted, on a one-for-one basis, into shares of Class A Common Stock, and as of June 30, 2021, there were no shares of Class B Common Stock issued or outstanding.

Also in connection with the Business Combination, (i) Deerfield Partners and the Sponsor purchased an aggregate of 10.0 million shares of Class A Common Stock (the “Deerfield PIPE Investments”), consisting of 9.6 million shares of Class A Common Stock purchased by Deerfield Partners and 400,000 shares of Class A Common Stock purchased by the Sponsor, for a purchase price of $10.00 per share and an aggregate purchase price of $100.0 million and (ii) certain investors purchased an aggregate of 31.0 million shares of Class A Common Stock (the “Third-Party PIPE Investments,” and together with the Deerfield PIPE Investments, the “PIPE Investments”), for a purchase price of $10.00 per share, for an aggregate purchase price of $310.0 million. The Company paid offering costs of $12.8 million.

In connection with the acquisition of SMA (see Note 3), the Company issued 384,615 shares of Class A Common Stock bringing the total number of shares of Class A Common Stock outstanding at June 30, 2021 to 80,632,457.

Preferred Stock

(20)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

The Amended and Restated Charter authorizes the Company to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Redeemable Warrants

Public Warrants

On July 16, 2020, in connection with the IPO, DFHT sold 2,875,000 Public Warrants. Each whole Public Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreements entered into at the time of the IPO, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A Common Stock. This means only a whole Public Warrant may be exercised at a given time by a warrant holder. No fractional warrants were issued upon separation of the units issued in connection with DFHT's IPO and only whole Public Warrants will trade. The Company may redeem the Public Warrants when the price per share of Class A Common Stock equals or exceeds certain threshold prices.

Private Placement Warrants

Also in connection with DFHT's IPO, DFHT issued the 2,916,667 Private Placement Warrants at a purchase price of $1.50 per warrant. The Private Placement Warrants (including the Class A Common Stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination (except, among other limited exceptions to DFHT’s officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and they will not be redeemable by CareMax for cash so long as they are held by the initial stockholders or their permitted transferees. With some exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Contingent Consideration Common Shares

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, are entitled to receive earn-out consideration to be paid out in the form of Class A Common Stock. Up to an additional 3.5 million and 2.9 million Earnout Shares are payable after the Closing to former owners of CMG and IMC: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1.75 million and 1.45 million Earnout Shares are issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1.75 million and 1.45 million Earnout Shares will be issued and paid to the formers owners of CMG and IMC, respectively. If prior to (i) the satisfaction of the Share

(21)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

Price Triggers, and (ii) the end of the Second Earnout Period, the Company enters into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction is greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at closing of such change in control transaction, the Share Price Triggers will be deemed to have been satisfied and the Company shall issue, as of such closing, all of the Earnout Shares.  The estimated fair value of the Earnout Shares is recorded as an equity-classified instrument as a component of stockholders' equity. Subsequent to June 30, 2021, the volume weighted average trading price of Class A Common Stock exceeded the First Share Price Trigger on 20 or more days resulting in the satisfaction of the contingent conditions.  Accordingly, 1.75 million and 1.45 million Earnout Shares will be issued and paid to the former owns of CMG and IMC, respectively.

Equity-based Compensation

On June 4, 2021, the stockholders of the Company approved the CareMax Inc. 2021 Long-term Incentive Plan (the “2021 Plan”), effective on the Closing Date.  The 2021 Plan permits the grant of equity-based awards to officers, directors, employees and other service providers.  The 2021 Plan permits the grant of an initial share pool of 7.0 million shares of Class A Common Stock and will:

-be increased automatically, without further action of the Company’s board of directors, on January 1st of each calendar year commencing after the Closing Date and ending on (and including) January 1, 2031, by a number of shares of Class A Common Stock equal to the lesser of (i) four percent of the aggregate number of shares of Class A Common Stock outstanding on December 31stof the immediately preceding calendar year, excluding for this purpose any such outstanding shares of Class A Common Stock that were granted under the 2021 Plan and remain unvested and subject to forfeiture as of the relevant December 31st, or (B) a lesser number of shares of Class A Common Stock as determined by the Company’s board of directors or the Compensation Committee of the board of directors prior to the relevant January 1st;

As of June 30, 2021, no grants have been made and there were no shares of Class A Common Stock issued or outstanding under the 2021 Plan.

NOTE 10.  NET INCOME (LOSS) PER SHARE

The Business Combination was accounted for as a reverse recapitalization by which CMG issued equity for the net assets of the Company accompanied by a recapitalization.  Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The Company excluded the effect of the Earnout Shares from the computation of basic net income (loss) per share for the three and six months ended June 30, 2021, as the conditions to trigger the issuance of the Earnout Shares had not been satisfied as of June 30, 2021.

The Company excluded the effect of the Public Warrants and the Private Placement Warrants from the computation of diluted net income (loss) per share in the three and six months ended June 30, 2021 as their inclusion would have been anti-dilutive because the Company was in a loss position for such periods.

(22)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of common share outstanding for the period subsequent to the transactions that occurred in connection with the Business Combination (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to CareMax, Inc. class A common stockholders	$(7,364)	$3,382	$(6,062)	$6,646

Weighted average basic shares outstanding	28,404,759	10,796,069	19,649,057	10,796,069
Weighted average diluted shares outstanding	28,404,759	10,796,069	19,649,057	10,796,069

Net income (loss) per share
Basic	$(0.26)	$0.31	$(0.31)	$0.62
Diluted	$(0.26)	$0.31	$(0.31)	$0.62

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands).

June 30, 2021	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities	$-	$-	$27,337
Debt-classified contingent consideration	-	-	1,499

The fair value of the Public Warrants issued in connection with the IPO and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the IPO has been measured based on the listed market price of such warrants since the IPO. For the three and six months ended June 30, 2021, the Company recognized a benefit resulting from a decrease in the fair value of the derivative warrant liabilities of $1.8 million.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for six months ended June 30, 2021.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

(23)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

The following table provides quantitative information regarding Level 3 fair value measurements inputs as the Closing and June 8, 2021:

	June 30, 2021	June 8, 2021
Exercise price	$11.50	$11.50
Unit price	$12.90	$14.92
Volatility	49.5%	29.8%
Expected life of the options to convert	4.94	5
Risk-free rate	0.86%	0.77%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities for the six months ended June 30, 2021 is summarized as follows (in thousands):

Fair value of derivative warrant liabilities at Closing	$29,132
Change in fair value of derivative warrant liabilities	(1,795)
Derivative warrant liabilities at June 30, 2021	$27,337

NOTE 12. RELATED PARTY TRANSACTIONS

The Company had a 49% ownership interest in Care Smile, LLC (“Care Smile”), a dental care organization with majority ownership by the dental provider, who is the spouse of a member of the Company's senior management. The Company pays for dental services provided to enrollees by Care Smile on a capitated basis. Total capitation payments for the three and six months ended June 30, 2020 were $40,000 and $222,000, respectively. The net loss of Care Smile for the three and six months ended June 30, 2020 was $72,000 and $45,000, respectively. Care Smile was voluntarily dissolved on November 24, 2020.

The Company leases certain facilities from related parties under operating leases expiring through 2026. Rent expenses total $21,000 for the three and six months ended June 30, 2021.

NOTE 13. OPERATING LEASES AND COMMITMENTS

The Company has entered into non-cancelable operating lease agreements for office and clinical space expiring at various times through 2031. The operating lease agreements have renewal options ranging from one to seven years. Future minimum rental payments under these lease agreements, including renewal options which are considered reasonably certain of exercise, consisted of the following at June 30, 2021:

Amount
Remainder of 2021	$3,854
2022	7,100
2023	5,950
2024	5,228
2025	4,738
Thereafter	20,206
Total	$47,076

Rent expense, including other related expenses for property taxes, sale taxes, and utilities, was approximately $693,000 and $1.4 million for the three and six months ended June 30, 2021, respectively, and $457,000 and

(24)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

$926,000 for the three and six months ended June 30, 2020, respectively. Rent expense is included in Corporate General and Administrative Expenses on the unaudited condensed consolidated statements of operations.

NOTE 14. INCOME TAXES

Prior to the completion of the Business Combination, CMG was a limited liability company and treated as a partnership for federal and state income tax purposes.  A partnership is not a tax-paying entity for federal and state income tax purposes, and as such, the results of operations were allocated to the members for inclusion in their income tax returns.  Following the Business Combination, the income of CMG will flow through to the Company and will be taxed at the federal and state levels accordingly.

Income tax expense for the three and six months ended June 30, 2021 was $0.  The effective tax rate for the three and six months ended June 30, 3021 was 0.0% based on the determination that a full valuation allowance was recorded.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Compliance

The health care industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statues and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with imposition of significant fines and penalties, as well as significant repayments for patient services billed. Compliance with these laws and regulations, specifically those related to the Medicare and Medicaid programs, can be subject to government review and interpretation, as well as regulatory actions unknown and not yet asserted at this time. Management believes that the Company is in substantial compliance with current laws and regulations.

Litigation

The Company is involved in various legal actions arising in the normal course of business. In consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company’s financial position.

NOTE 16. SEGMENT FINANCIAL INFORMATION

The Company’s chief operating decision maker regularly reviews financial operating results on a condensed consolidated basis for purposes of allocating resources and evaluating financial performance. The Company identifies operating segments based on this review by its chief operating decision makers and operates in and reports as a single operating segment, which is to care for its patients’ needs. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenue was earned in the United States.

NOTE 17. SUBSEQUENT EVENTS

DNF Purchase Agreement

On July 5, 2021, the Company entered into an asset purchase agreement (the “DNF Purchase Agreement”), by and among the Company, CareMax Medical Centers of Central Florida, LLC, a Florida limited liability company and indirect wholly-owned subsidiary of the Company (the “Buyer”), Unlimited Medical Services of Florida, LLC, a Florida limited liability company, d/b/a DNF Medical Centers (“DNF”), and certain other parties thereto (the “DNF

(25)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

(in thousands, except shares and per share data)

Parties”), pursuant to which, upon the consummation of the transactions contemplated by the Purchase Agreement (the “ DNF Closing”), the Buyer will acquire all of the assets of the Seller not otherwise excluded by the DNF Purchase Agreement, constituting the DNF’s medical practice in the Orlando metropolitan area, including six medical centers serving more than 4,000 MA members (the “DNF Purchased Assets”), and will assume certain liabilities of DNF as set forth in the DNF Purchase Agreement.

The DNF Asset Purchase Agreement provides for an aggregate purchase price for the Purchased Assets and certain other de minimis assets from related parties of the DNF Parties of $110.0 million subject to adjustment as provided in the Asset Purchase Agreement (the “Purchase Price”). The Purchase Price will be paid 80% in cash by the Buyer, subject to customary holdbacks, and 20% in shares of the Company’s Class A Common Stock, valued based on the volume weighted average price of the Common Stock for the five (5) trading days immediately preceding the date of the DNF APA Closing.

Related Advisory Agreement

On July 13, 2021, the Company entered into an exclusive real estate advisory agreement (the "Advisory Agreement") with Related CM Advisor, LLC (the “Advisor”), a Delaware limited liability company and a subsidiary of The Related Companies, L.P. (“Related”) (the “Advisory Agreement”), pursuant to which the Advisor has agreed provide certain real estate advisory services to the Company on an exclusive basis. The services include identifying locations for new medical centers nationwide as part of the Company’s de novo growth strategy, including, but not limited to, locations within and proximate to affordable housing communities that may be owned by Related.

In connection with the Advisory Agreement, the Company and the Advisor entered into a subscription agreement (the “Subscription Agreement”), whereby the Advisor purchased 500,000 shares (the “Initial Shares”) of the Company’s Class A Common Stock for an aggregate purchase price of $5.0 million and the Company issued to the Advisor (i) a warrant (the “Series A Warrant”) to purchase 2,000,000 shares of Class A Common Stock (the “Series A Warrant Shares”), which vested immediately upon issuance, is exercisable for a period of five years and is not redeemable by the Company and (ii) a warrant (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”) to purchase up to 6,000,000 shares of Class A Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”), pursuant to which 500,000 Series B Warrant Shares will vest and become exercisable from time to time upon the opening of each medical center under the Advisory Agreement for which the Advisor provides services, other than two initial medical centers. The Series B Warrant is exercisable, to the extent vested, until the later of five years from the date of issuance or one year from vesting of the applicable Series B Warrant Shares and is redeemable with respect to vested Warrant Shares at a price of $0.01 per Warrant Share if the price of the Class A Common Stock equals or exceeds $18.00 per share, or $0.10 per Warrant Share if the price of the Class A Common Stock equals or exceeds $10.00 per share, in each case when such price conditions are satisfied for any 20 trading days within a 30-trading day period and subject to certain adjustments and conditions as described in the Series B Warrant. In the event that the Series B Warrant is called for redemption by the Company, the Advisor may pay the exercise price for the Series B Warrant Shares six months following the notice of redemption by the Company.

First Share Price Trigger

Subsequent to June 30, 2021, the Class A Common Stock exceeded the First Share Price Trigger, and 1.75 million and 1.45 million Earnout Shares became issuable to the CMG Sellers and IMC Parent, respectively.

(26)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this section to “CareMax,” “we,” “us,” “our,” and the “Company” refers to CareMax, Inc. together with its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Report”).

Forward-Looking Statements

This Report contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. The words “anticipate,” “believe,” “plan,” “expect,” “may,” “could,” “should,” “plan,” “project,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement in not forward-looking.  Actual results could differ materially from those discussed in these forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those identified below, in Item 2 of this Report and those set forth in the Company's Definitive Proxy Statement, filed with the SEC on May 14, 2021 (the "Proxy Statement") under the caption “Risk Factors.”  Some of the risks and uncertainties we face include:

•
the impact of the COVID-19 pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operation;
•
our ability to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain our key employees,
•
our ability to integrate the businesses of CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), and Senior Medical Associates, LLC, a Florida limited liability company, and Stallion Medical Management, LLC, a Florida limited liability company (collectively, “SMA”), and, assuming the closing of our previously announced acquisition of the assets of Unlimited Medical Services of Florida, LLC, a Florida limited liability company, d/b/a DNF Medical Centers (“DNF”), the business of DNF
•
our ability to complete acquisitions and to open new medical centers and the timing of such acquisitions and openings;
•
the viability of our growth strategy, including both organic and de novo growth and growth by acquisition, and our  ability to realize expected results;
•
our ability to attract new patients;
•
the dependence of our revenue and operations on a limited number of key payors;
•
the risk of termination, non-renewal or renegotiation of the Medicare Advantage (“MA”) contracts held by the health plans with which we contract, or the termination, non-renewal or renegotiation of our contracts with those plans;
•
the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;
•
our ability to manage our growth effectively, execute our business plan, maintain high levels of service and patient satisfaction and adequately address competitive challenges;
•
competition from primary care facilities and other healthcare services providers;
•
competition for physicians and nurses, and shortages of qualified personnel;
•
the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program, including the MA program;

(27)

•
the impact on our business of state and federal efforts to reduce Medicaid spending;
•
a shift in payor mix to Medicare payors as well as an increase in the number of Medicaid patients may result in a reduction in the average rate of reimbursement;
•
our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;
•
risks associated with estimating the amount of revenues and refund liabilities that we recognize under our risk agreements with health plans;
•
the impact on our business of security breaches, loss of data, or other disruptions causing the compromise of sensitive information or preventing us from accessing critical information;
•
the impact of our existing or future indebtedness on our business and growth prospects;
•
the impact on our business of disruptions in our disaster recovery systems or management continuity planning;
•
the potential adverse impact of legal proceedings and litigation;
•
the impact of reductions in the quality ratings of the health plans we serve;
•
our ability to maintain and enhance our reputation and brand recognition;
•
our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems;
•
our ability to obtain, maintain and enforce intellectual property protection for our technology;
•
the potential adverse impact of claims by third parties that we are infringing on or otherwise violating their intellectual property rights;
•
our ability to protect the confidentiality of our trade secrets, know-how and other internally developed information;
•
the impact of any restrictions on our use of or ability to license data or our failure to license data and integrate third-party technologies;
•
our ability to adhere to all of the complex government laws and regulations that apply to our business;
•
the impact on our business if we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting U.S. healthcare reform
•
our ability to navigate rules and regulations that govern our licensing and certification, as well as credentialing processes with private payors, before we can receive reimbursement for their services.
•

our ability to develop and maintain proper and effective internal control over financial reporting

Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Any forward-looking statement speaks only as of the date on which statement is made, and we undertake no obligation to update any of these statements or circumstances occurring after the date of this Report. New factors may emerge, and it is not possible to predict all factors that may affect our business and prospects.

Our Business

CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. The Company is an at-risk primary-care provider contracted by MA and Medicaid plans to provide care to patients in Florida, which is one of the largest and fastest growing Medicare and dual-eligible markets in the US. We have entered into a definitive agreement to acquire DNF, which would expand our business to Central Florida, and have embarked on a plan to expand our business nationwide – see - Key Factors Affecting Our Performance - Expand our Center Base within Existing and New

(28)

Markets. CareMax operates a growing network of physicians and multi-specialty medical and wellness centers. The Company utilizes a high touch, comprehensive approach to primary care for patients that incorporates both high quality clinical service and the integration of technology and data analytics to manage patient’s healthcare. By proactively managing patient’s health and working to impact patient wellbeing prior to acute healthcare episodes, the Company is able to maintain high patient satisfaction while also helping to reduce unnecessary healthcare expenses. The Company is able to benefit from this dynamic through value-based payor contracts that provide the Company with the opportunity to participate in performance bonuses and surplus sharing agreements. The Company currently operates 34 medical centers in Florida with an additional two centers under construction, which are expected to open in 2022, and plans to acquire an additional six medical centers as part of the DNF acquisition. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

CareMax also has a Management Services Organization/Independent Physician Association (“MSO" or "IPA”), arm Managed Healthcare Partners (“MHP”), that provides managerial support to physicians, allowing them to devote more time to patient care and less time to back-office activities. Through such services, physicians can benefit from the economies of scale, efficient specialty network and negotiated utilization network, dental and optometry services, technology, coding, quality support and overall infrastructure that CareMax and MHP have tirelessly built to better serve its network of independent physicians. CareMax has also developed a proprietary platform called CareOptimize that assists the care team in aggregating and curating data from across the care continuum. The CareOptimize platform uses a rules engine, powered by machine learning and artificial intelligence, to manifest cost, quality, and clinical data points at point of care during visits and between visits.

CareMax takes a “whole person health” approach to primary care that goes above and beyond the standard levels of care. In addition to traditional medical services, the Company’s medical centers help members achieve and maintain healthier lives with wellness engagement initiatives focused on:

•
preventive medicine;
•
exercise programs;
•
nutritional best practices;
•
fall prevention for seniors;
•
diabetes education, prevention and control;
•
Medicaid eligibility assistance;
•
social service application and eligibility assistance; and
•
transportation to and from appointments.

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (73% of revenue for the six months ended June 30, 2021 came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of CareMax’s Medicare patients are enrolled in MA plans which are run by private insurance companies, and are approved by and under contract with Medicare.  With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage.  In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs.

We believe we can translate the above premium services into economic benefits. By focusing on interventions that keep our patients healthy, we can capture the cost savings that our care model creates and reinvest them further in our care model. We believe these investments lead to better outcomes and improved patient experiences, which will drive further cost savings, power patient retention and enable us to attract new patients. We believe increasing cost savings over a growing patient population will deliver an even greater surplus to the organization, enabling us to reinvest to scale and fund new centers, progress our care model and enhance our technology.

Comparability of Financial Results

On June 8, 2021, we consummated the transactions contemplated by that certain Business Combination Agreement, dated December 18, 2020 (the “Business Combination Agreement”), by and among CMG, the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC, IMC Holdings, LP, a Delaware limited partnership (“IMC

(29)

Parent”), and Deerfield Partners, L.P. (“Deerfield Partners”), pursuant to which, on June 8, 2021 (the “Closing Date”), DFHT acquired 100% of the equity interests of CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT. Immediately upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions (the “Business Combination”), the name of the combined company was changed to CareMax, Inc..  CMG was determined to be the accounting acquirer in the Business Combination. Accordingly, the acquisition of CMG by the Company was accounted for as a reverse recapitalization.  Under this method of accounting, the Company was treated as the acquiree for financial reporting purposes.  The net assets of the Company were stated at their historical cost, with no goodwill or other separately identifiable intangible assets recorded.  The balance sheet, results of operations and cash flows prior to the Business Combination are those of CMG.  Further, CMG was determined to the accounting acquirer of IMC and the acquisition of IMC (the “IMC Acquisition”) was accounted for in accordance with FASB ASC Topic 805, Business Combinations (“ASC 805”) as a business combination.  Accordingly, the IMC assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of the Closing Date.  The IMC Acquisition drove, among other things, increases of $6.2 million in Property and Equipment, $34.1 million in amortizable intangible assets and $300.0 million in goodwill as of June 30, 2021, compared to our balance sheet as of December 31, 2020.  The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

In connection with the Business Combination, we (i) issued and sold in a private placement an aggregate of 41,000,000 shares of Class A Common Stock (See Note 9 to the Condensed Consolidated Financial Statements), (ii) issued 10,796,069 shares of Class A Common Stock to the CMG Sellers, and 10,412,023 shares of Class A Common Stock to IMC Parent (See Note 1 to the Condensed Consolidated Financial Statements) and entered into the Credit Agreement.  The Credit Agreement provides for credit facilities (collectively, the "Credit Facilities"), including (i) initial term loans in the aggregate principal amount of $125.0 million, which was fully drawn on the closing date to finance the Business Combination, (ii) a revolving credit facility in an aggregate principal amount of $40.0 million (the “Revolving Credit Facility”) and (iii) a delayed term loan facility in an aggregate principal amount of $20.0 million (the “Delayed Draw Term Loan”) (See Note 8 to the Condensed Consolidated Financial Statements - Credit Agreement).  Interest and other costs associated with the Credit Facilities is expected to materially increase our interest expense for the foreseeable future.

In connection with the closing of the Business Combination, the Company repaid all outstanding borrowings under CMG's Loan Agreement, which was terminated on the Closing Date (See Note 8 to the Condensed Consolidated Financial Statements - CMG Loan Agreement).

In addition, as a result of the Business Combination, we have had to hire personnel and incur costs that are necessary and customary for our operations as a public company, which has contributed and is expected to continue contributing to higher corporate, general and administrative costs in the near term.

On June 18, 2021, we completed the acquisition of SMA (the "SMA Acquisition") (See Note 3 to the Condensed Consolidated Financial Statements - Acquisition of SMA Entities).  The SMA Acquisition was accounted for as a business combination.  Accordingly, the SMA assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of June 18, 2021.  The SMA Acquisition drove, among other things, increases of $200,000 in Property and Equipment, $8.8 million in amortizable intangible assets and $46.3 million in goodwill as of June 30, 2021, compared to our balance sheet as of December 31, 2020.  The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

The following discussion includes our results of operations for the three and six months ended June 30, 2021, which include the results of operations of IMC from June 8, 2021 through June 30, 2021 and the results of operations of SMA from June 18, 2021 through June 30, 2021.  Accordingly, our consolidated results of operations for prior periods are not comparable to our consolidated results of operations for prior periods and may not be comparable with our consolidated results of operations for future periods.

To facilitate comparability between periods, we have included in this Report a supplemental discussion of our unaudited pro forma results of operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.  These pro forma results were prepared giving effect to the IMC Acquisition and the SMA Acquisition as if they had been consummated on January 1, 2020, and are based on estimates and assumptions, which we believe are reasonable and consistent with Article 11 of Regulation S-X.

(30)

The unaudited pro forma statements of operations are provided for informational purposes only and are not necessarily indicative of the operating results or financial position that would have occurred if the acquisitions of IMC and SMA had occurred in the stated historical periods, nor are they indicative of the future results or financial position of the combined company. The unaudited pro forma statements of operations do not give effect to the potential impact, of any anticipated synergies, operating efficiencies or cost savings that may result from the acquisitions of IMC and SMA, any integration costs or tax deductibility of transaction costs.

Key Factors Affecting Our Performance

Acquisitions

We account for our acquisitions in accordance with FASB ASC Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of CareMax for the periods following the closing of the acquisition.  The most significant of these acquisitions impacting the comparability of CareMax’s operating results in the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020 were IMC on June 8, 2021 in connection with the Business Combination and the SMA Acquisition on June 18, 2021.  See to Note 3 to the Condensed Consolidated Financial Statements for additional information regarding CareMax’s acquisitions.

Our Patients

As discussed above, the Company partners with Medicare Advantage, Medicaid, and commercial insurance plans. While CareMax currently services mostly MA patients, we also accept Medicare Fee-for-Service (FFS) patients. The chart below shows a breakdown of our current membership on a pro forma basis.  This pro forma view assumes the Business Combination and SMA Acquisition occurred on January 1, 2020 and are based upon estimates which we believe are reasonable:

Patient Count as of*	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Medicare	19,500	19,500	20,500	20,500	20,500	21,500
Medicaid	12,500	22,000	22,500	21,000	22,500	23,500
Commercial	15,500	13,500	15,000	14,500	15,000	17,000
Total Count	47,000	55,500	57,500	56,000	58,500	61,500

 *Figures may not total due to rounding

Because CareMax accepts multiple insurance types, it uses a Medicare-Equivalent Member (“MCREM”) value in reviewing key factors of its performance. To determine the Medicare-Equivalent, CareMax calculates the amount of support typically received by one Medicare patient as equivalent to the level of support received by three Medicaid or Commercial patients. This is due to Medicare patients on average having significantly higher levels of chronic and acute conditions that need higher levels of care. Due to this dynamic, a 3:1 ratio is applied when normalizing membership statistics year over year. The breakdown of membership on a pro forma basis using MCREM is below:

MCREM Count as of*	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Medicare	19,500	19,500	20,500	20,500	20,500	21,500
Medicaid	4,200	7,400	7,500	7,000	7,600	7,800
Commercial	5,100	4,600	5,000	4,900	5,100	5,500
Total MCREM	28,800	31,500	33,000	32,400	33,100	34,700

 *Figures many not total due to rounding

Medicare Advantage Patients

As of June 30, 2021, CareMax had approximately 21,500 Medicare Advantage patients of which 95% were in value-based, or risk-based, agreements. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for all of the patient’s medical costs, including but not limited to emergency room and hospital visits, post-acute care admissions, prescription drugs, specialist physician spend (e.g., orthopedics) and primary care spend. For these patients CareMax is attributed an agreed percentage of the premium the MA plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by the Company). CareMax’s value proposition to these patients and their MA plan is to improve these patients’ health and reduce these patients’ healthcare costs by providing a more comprehensive patient experience via the CareMax system, whereby CareMax has invested more heavily

(31)

in primary care to avoid more expensive downstream costs, such as hospital admissions. Because CareMax is at-risk for the entirety of a patient’s medical expense, investing more heavily in preventative primary care makes economic sense given the relative costs to acute, episodic hospital-based care. CareMax is not delegated for claims payments and therefore does not receive the agreed percentage of premiums from the MA plan nor does it pay claims. A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the MA plan. If medical costs paid by the MA plan exceed premiums, CareMax is responsible to reimburse the MA plan.

Because plan premiums are enhanced when a contracted plan achieves high quality scores (STARS program), it is important for CareMax to deliver high quality of care to its members. Through its data analytics and outreach programs, CareMax has achieved the highest quality rating possible, 5 STARS, for each of the last two years.

Medicare provides an annual enrollment period during the fall of each year to allow patients to select an MA program or traditional Medicare, with only limited ability for patients to make that selection during other periods of the year. Once patients have selected MA, they can change the selection of their primary care provider at any time. Accordingly, while the annual enrollment period is important to us, CareMax is able to attract new patients at any time during the year from the existing pool of MA patients and we must work to retain our patients throughout the year.

Medicaid Patients

As of June 30, 2021, CareMax had approximately 23,500 Medicaid patients of which approximately 97% were in value-based contracts. Using the MCREM, the level of support required to manage these Medicaid patients equates to that of approximately 7,800 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program. The program has three parts of which CareMax only accepts one: Managed Medical Assistance (“MMA”). This program provides covered medical services like doctors visits, hospital care, prescription drugs, mental health care, and transportation to these recipients. Most recipients on Medicaid will receive their care from a plan that covers MMA services. CareMax contracts with a majority of the plans that cover MMA services in Florida.

Similar to the risk it takes with Medicare, CareMax is attributed an agreed percentage of the premium the Medicaid plan receives from Florida’s Agency for Health Care Administration (“AHCA”) (typically a substantial majority of such premium given the risk assumed by the Company). Its value proposition to these patients and their Medicaid plan is to improve these patients’ health and reduce these patients’ healthcare costs by providing a more comprehensive patient experience via the CareMax system, whereby we invest more heavily in primary care to avoid more expensive downstream costs, such as hospital admissions. Because CareMax is at-risk for the entirety of a patient’s medical expense, investing more heavily in preventative primary care makes economic sense given the relative costs to acute, episodic hospital-based care. CareMax is not delegated for claims payments and therefore does not receive the agreed percentage of premiums from the Medicaid plan nor does it pay claims. A reconciliation is performed periodically and if premiums exceed medical costs paid by the Medicaid plan, CareMax receives payment from the Medicaid plan. If medical costs paid by the Medicaid plan exceed premiums, we are responsible to reimburse the Medicaid plan.

AHCA provides an annual enrollment period during the fall of each year to allow patients to select a Medicaid plan with only limited ability for patients to make that selection during other periods of the year. Although every enrolling Medicaid patient has the option to select a health plan, most patients do not and are auto assigned to the plans using AHCA’s methodology. Once patients are assigned to a Medicaid plan, they can change the selection of their primary care provider at any time. In the enrollment process, most Medicaid patients do not select a primary care provider and rely on the auto-assignment logic the plan has in place. CareMax leverages its ability to manage risk and provide the highest level of quality care to request their providers be in the top tier of the plan’s auto assignment logic. While the annual enrollment period is important, CareMax is able to attract new at-risk patients at any time during the year from the existing pool of Medicaid patients and we must work to retain our patients throughout the year.

Commercial Patients

As of June 30, 2021, CareMax managed approximately 17,000 commercial patients of which 38% were under a value-based arrangement that provided upside only financial incentives for quality and utilization performance. Using the MCREM, the level of support required to manage these commercial patients equates to that of approximately 5,500 Medicare patients. CareMax accepts the following insurance policies under commercial insurance: patients covered by the ACA, Florida Healthy Kids and other individual or group insurance coverage. The ACA patients represent 98% of this category.

(32)

For the patients that are under upside only arrangements, CareMax is initially compensated a contractually agreed upon flat capitation per patient per month (“PPPM”) rate for primary care services and care coordination. Like the risk it takes on Medicare, a reconciliation is performed periodically and if premiums exceed medical costs paid by the commercial plan, CareMax receives a percentage of the savings from the commercial plan. However, if medical costs paid by the commercial plan exceed premiums, CareMax is not responsible to reimburse the commercial plan. Because the risk is limited to savings generated by better utilization of medical services, CareMax does not recognize these premiums as “at-risk” premiums, nor does CareMax recognize the medical expenses. Instead, CareMax records the capitation amount and any upside as incentive revenue. CareMax also accrues any quality bonuses as incentive revenue as well.

CareMax counts fee-for-service patients as those that have been assigned by a Health Plan to one of its centers. A fee-for-service patient remains active until CareMax is informed by the Health Plan the patient is no longer active. CareMax cares for a number of commercial patients (approximately 27% of the Company’s total patients) for whom it is reimbursed on a fee-for-service basis via their health plan in situations where it does not have a capitation relationship with that particular health plan.

CareMax fees for-service revenue, received directly from commercial plans, on a per patient basis is lower than its per patient revenue for at-risk patients basis in part because its fee-for-service revenue covers only the primary care services that it directly provides to the patient, while the risk revenue is intended to compensate it for the services directly performed by it as well as the financial risk that it assumes related to the third-party medical expenses of at-risk patients.

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Add New Patients in Existing Centers

We believe our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of our care model, both to our patients and payor partners, and a key growth driver for the business. We have a largely embedded growth opportunity within our existing center base. With an average capacity of 1,500 patients, our 34 centers as of June 30, 2021 can support approximately 52,000 MCREM patients, and if we include the two centers scheduled to open in 2022, capacity increases to 55,000 MCREM patients. As we add patients to our existing centers, we expect these patients to contribute incremental economics to CareMax as we leverage our fixed cost base at each center. The six centers that we expect to acquire as a result of our acquisition of DNF will also increase our capacity.

We utilize a proactive strategy to drive growth to our centers. We employ a grassroots approach to patient engagement led by our Outreach Team and supplemented by more traditional marketing, including digital and social media, print, mail and telemarketing. We leverage our Outreach Team to ensure we are connecting with Medicare-eligible patients across a number of channels to make them aware of their healthcare choices and the services we offer. These efforts have historically included hosting events within our centers and participating in community events. Each of our centers has a community room, a space designated and available for our patients’ use whenever the center is open. We also utilize this space to provide fitness and health education classes to our patients and often open up events to any older adults in the community regardless of their affiliation. During the global pandemic, we have leveraged our community centers as extra waiting room space as needed which allowed easier social distancing for patients or their companions. We are continuing to leverage our community-based marketing approach with less focus on in-person interactions and more focus on working with our community partners to identify older adults who need our services. It is our belief that the enhanced awareness of the importance of managing chronic illnesses as well as patient varied preferences on preferred method to interact with providers will continue to drive demand for CareMax’s services amongst older adults. We believe our marketing efforts lead to increased awareness of CareMax and to additional patients choosing us as their primary care provider, regardless of whether that patient is covered under MA or traditional Medicare. We believe that our outreach efforts also help to grow our payor partners’ membership base as we grow our own patient base and help educate patients about their choices on Medicare, further aligning our model with that of healthcare payors.

Our payor partners will also direct patients to CareMax. They do this either by assigning patients who have not yet selected a primary care provider to CareMax, or by insurance agents informing their clients about CareMax, which we believe often results in the patient selecting us as their primary care provider when they select an MA plan. Payors dedicate a large share of their internal efforts to reducing medical costs, and they have a nearly unlimited desire to engage with solutions proven to achieve that goal. Due to our care delivery model’s patient-centric focus, we have been able to consistently help payors manage their costs while raising the quality of their plans, affording them quality bonuses that increase their revenue. We believe that

(33)

we represent an attractive opportunity for payors to meaningfully improve their overall membership growth in a given market without assuming any financial downside.

Patient Satisfaction

Once we bring on new patients, we focus on engagement around a care plan and satisfaction. The result is high patient satisfaction. Our model provides visibility on our financial and growth trajectory given the recurring nature of the revenue we collect from our MA partners once their members begin utilizing CareMax programs.

CMS allows for MA enrollees to be risk-adjusted in order to compensate the MA plan for the greater medical costs associated with sicker patients, so long as the health plan appropriately and accurately documents the patients’ health conditions. Often, our patients have not previously engaged with the healthcare system, and therefore their health conditions are poorly documented. Through our care model, we organically determine and assess the health needs of our patients and create a care plan consistent with those needs. We capture and document health conditions as a part of this process. We believe our model aligns best with the risk adjustment framework as we scale the clinical intensity of our care model based upon the needs of the individual patient—we invest more dollars and resources towards our sicker patients.

Expand our Center Base within Existing and New Markets

We believe that we currently serve less than 1% of the total patients in the markets where we currently have centers. As a result, there is significant opportunity to expand in our existing markets through the acquisition of new patients to existing centers and the addition of new centers. For the long term, these strategically developed new sites allow us to access additional neighborhoods while leveraging our established brand and infrastructure in a market. We believe our existing markets can support approximately 1,000 centers based upon the number of Medicare patients in these markets and the capacity of our current centers. The table below reflects statistics of our current centers on a pro forma basis. This pro forma view assumes the Business Combination and SMA Acquisition occurred on January 1, 2020 and are based upon estimates which we believe are reasonable.

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Centers	31	31	32	34	34	34
Markets	1	1	1	1	1	1
Patients (MCREM)	28,800	31,500	33,000	32,400	33,100	34,700
At-risk	85.2%	86.8%	85.9%	87.8%	87.0%	86.3%
Fee for service	14.8%	13.2%	14.1%	12.2%	13.0%	13.7%

We estimate that the core addressable market for our services is approximately 884,000 Medicare eligible patients in our target demographic. We believe this market represents approximately $10.6 billion of annual healthcare expenditures based on multiplying an average annual revenue of $12,000 per member, which is derived from our experience and industry knowledge and which we believe represents a reasonable national assumption, by the number of Medicare eligible patients in our target markets. Our existing market today represent a small fraction of this massive market opportunity. Based upon our experience to date, we believe our innovative care model can scale nationally, and we therefore expect to selectively and strategically expand into new geographies. As we continue this expansion, our success will depend on the competitive dynamics in those markets, and our ability to attract patients and deploy our care model in those markets. Through CareOptimize’s clients, which are spread across more than 30 states, we already understand the healthcare dynamics in communities we are looking to expand to. This gives management a high degree of confidence that the CareMax care model can have similar clinical and financial outcomes as we have seen in South Florida in other locations.

Once we have identified a location for a new center, our typical center takes 12 months to open and, after taking into account tenant improvement allowances, landlord or developer work and similar items, our historical upfront capital expenditures average approximately $90 per square foot inclusive of licensing, center construction, center furnishing, purchase of medical equipment and supplies, talent recruiting and initial marketing efforts. We typically enter into long-term triple net leases with our landlords and do not own any real estate, enabling us to more quickly identify and build new centers with a capital efficient model.

By adding new patients to our existing centers, retaining our existing patients, and strategically opening new centers in existing geographies, we have generated significant revenue growth over our competitors. We currently plan to continue pursuing further strategic acquisitions of medical centers in 2021.

(34)

Contract with Payors

Our economic model relies on its capitated partnerships with payors which manage and market MA plans across the United States. CareMax has established strategic value-based relationships with ten different payors for Medicare Advantage patients, four different payors for Medicaid patients and one payor for ACA patients. On a pro forma basis giving effect to the Business Combination and the acquisition of SMA as of January 1, 2020, our three largest payor relationships were Anthem, Centene, and United, which generated 49%, 17%, 15% of our revenue in the six-months ended June 30, 2021, respectively, and 51%, 14%, and 17% of our revenue in June 30, 2020, respectively. These existing contracts and relationships with our partners’ understanding of the value of the CareMax model reduces the risk of entering into new markets as CareMax typically has payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new geographies, is critical to our long-term success. CareMax’s model is well-aligned with its payor partners — to drive better health outcomes for their patients, enhancing patient satisfaction, while driving incremental patient and revenue growth. This alignment of interests and its highly effective care model helps ensures our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 66% of our total operating expenses for the six months ended June 30, 2021. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at ERs or hospitals; we do not restrict their access to care. Therefore, we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us for medical claims per episode in excess of certain levels.

Center-Level Contribution Margin

We endeavor to expand our number of centers and number of patients at each center over time. Due to the significant fixed costs associated with operating and managing our centers, we generate significantly better center-level contribution margins as the patient base within our centers increases and our costs decrease as a percentage of revenue. As a result, the value of a center to our business increases over time.

Seasonality to our Business

Due to the large number of dual-eligible patients (meaning eligible for both Medicare and Medicaid) we serve, the annual enrollment period does not materially affect our growth during the year. We typically see large increases in Affordable Care Act (“ACA”) patients during the first quarter as a result of the ACA annual enrollment period (October to December). However, this is not a large portion of our business.

Our operational and financial results will experience some variability depending upon the time of year in which they are measured. This variability is most notable in the following areas:

Per-Patient Revenue

The revenue derived from our at-risk patients is a function of the percentage of premium we have negotiated with our payor partners, as well as our ability to accurately and appropriately document the acuity of a patient. We experience some seasonality with respect to our per-patient revenue, as it will generally decline over the course of the year. In January of each year, CMS revises the risk adjustment factor for each patient based upon health conditions documented in the prior year, leading to changes in per-patient revenue. As the year progresses, our per-patient revenue declines as new patients join us, typically with less complete or accurate documentation (and therefore lower risk-adjustment scores), and patient mortality disproportionately impacts our higher-risk (and therefore greater revenue) patients.

External Provider Costs

External Provider Costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which can result in an increase

(35)

in medical expenses during these time periods. We would therefore expect to see higher levels of per-patient medical costs in the first and fourth quarters. Medical costs also depend upon the number of business days in a period. Shorter periods will have lesser medical costs due to fewer business days. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another. We would also expect to experience an impact in the future should there be another pandemic such as COVID-19, which may result in increased or decreased total medical costs depending upon the severity of the infection, the duration of the infection and the impact to the supply and availability of healthcare services for our patients.

Investments in Growth

We expect to continue to focus on long-term growth through investments in our centers, care model and marketing. In addition, we expect our corporate general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs as a public company, including expenses related to compliance with the rules and regulations of the SEC, Sarbanes Oxley Act compliance, the stock exchange listing standards, additional corporate and director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. While our net income may decrease in the future because of these activities, we plan to balance these investments in future growth with a continued focus on managing our results of operations and investing judiciously. Accordingly, in the short term, we expect these activities to decrease our net income, but in the longer term we anticipate that these investments will positively impact our business and results of operations.

Key Business Metrics

In addition to our financial information which conforms with generally accepted accounting principles in the United States of America (“GAAP”), management reviews a number of operating and financial metrics, including the following key metrics, to evaluate its business, measure its performance, identify trends affecting its business, formulate business plans, and make strategic decisions.

 Use of Non-GAAP Financial Information

Certain financial information and data contained this Report is unaudited and does not conform to Regulation S-X. Accordingly, such information and data may not be included in, may be adjusted in, or may be presented differently in, any periodic filing, information or proxy statement, or prospectus or registration statement to be filed by the Company with the SEC. Some of the financial information and data contained in this Report, such as Adjusted EBITDA and margin thereof, platform contribution and margin thereof and pro forma medical expense ratio have not been prepared in accordance with GAAP. These non-GAAP measures of financial results are not GAAP measures of our financial results or liquidity and should not be considered as an alternative to net income (loss) as a measure of financial results, cash flows from operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. The Company believes these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to the Company’s financial condition and results of operations. The Company’s management uses these non-GAAP measures for trend analyses and for budgeting and planning purposes.

The Company believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating projected operating results and trends in and in comparing the Company’s financial measures with other similar companies, many of which present similar non-GAAP financial measures to investors. Management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. You should review the Company’s audited financial statements, which have been filed by the Company with the SEC with the Proxy Statement.

EBITDA and Adjusted EBITDA

Management defines “EBITDA” as net income or net loss before interest expense, income tax expense or benefit, depreciation and amortization, change in fair value of warranty liabilities, gain or loss on extinguishment of debt. “Adjusted EBITDA” is defined as EBITDA adjusted for special items such as duplicative costs , non-recurring legal, consulting, and professional fees, de novo costs for the first 12 months after opening, acquisition costs and other costs that are considered one-time in nature as

(36)

determined by management. Adjusted EBITDA is intended to be used as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP.  Management believes that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measure with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, we may incur future expenses similar to those excluded when calculating these measures.  In addition, our presentations of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items.  Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Due to these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.  We compensate for these limitations by relying primarily on its GAAP results and using Adjusted EBITDA on a supplemental basis.  Please review the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate the Company’s business:

	Three-Months Ended			Six-Months Ended
(in thousands)	June 30, 2021	June 30, 2020	Y/Y Change	June 30, 2021	June 30, 2020	Y/Y Change
Net Income (Loss)	$(7,364)	$3,464	$(10,828)	$6,062	$6,638	$(12,700)

GAAP Pro Forma Adjustments	(5,781)	2,362	(8,143)	7,873	68	7,804

Pro Forma Net Income (Loss)	(13,145)	5,826	(18,971)	(13,935)	6,570	(20,504)

Interest Expense	1,666	1,456	210	3,063	2,915	147
Depreciation & Amortization	3,780	4,077	(297)	7,265	8,424	(1,159)
Change in Warrant Liability	(1,795)	-	(1,795)	(1,795)	-	(1,795)
Loss/(Gain) on Extinguishment of Debt	(1,358)	-	(1,358)	(1,358)	-	(1,358)
Other Expenses	(29)	190	(218)	385	389	(4)

EBITDA	(10,881)	11,548	(22,429)	(6,376)	18,297	(24,674)

Other Adjustments
Non-Recurring Expenses	8,622	2,008	6,613	11,601	1,702	9,899
Acquisition Costs	3,806	678	3,127	4,974	1,335	3,638
Discontinued Operations	-	-	-	(1)	-	(1)

Adjusted EBITDA	$1,546	$14,234	$(12,688)	$10,196	$21,334	$(11,137)

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The chart below is a pro forma view of our operations. This pro forma view assumes the Business Combination and SMA Acquisition occurred on January 1, 2020, and are based upon estimates which we believe are reasonable.

Patient & Platform Contribution	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Centers	31	31	32	34	34	34
Markets	1	1	1	1	1	1
Patients (MCREM)	28,800	31,500	33,000	32,400	33,100	34,700
At-risk	85.2%	86.8%	85.9%	87.8%	87.0%	86.3%
Platform Contribution ($, Millions)	$16.2	$21.2	$17.8	$19.5	$17.3	$10.5

Centers

We define our centers as those primary care centers open for business and attending to patients at the end of a particular period.

Patients (MCREM)

(37)

MCREM Patients includes both at-risk MA patients (those patients for whom we are financially responsible for their total healthcare costs) as well as risk and non-risk, non-MA patients. We define our total at-risk patients as at-risk patients who have selected us as their provider of primary care medical services as of the end of a particular period. We define our total fee-for-service patients as fee-for-service patients who come to one of our centers for medical care at least once per year. A fee-for-service patient remains active in our system until we are informed by the health plan the patient is no longer active. As discussed above, CareMax calculates the amount of support typically received by one Medicare patient as equivalent to the level of support received by three Medicaid or Commercial patients.

Platform Contribution

We define platform contribution as risk-based revenues less the sum of (i) external provider costs and (ii) cost of care, excluding depreciation and amortization. We believe this metric best reflects the economics of our care model as it includes all medical claims expense associated with our patients’ care as well as the costs we incur to care for our patients via the CareMax System. As a center matures, we expect the platform contribution from that center to increase both in terms of absolute dollars as well as a percentage of capitated revenue. This increase will be driven by improving patient contribution economics over time, as well as our ability to generate operating leverage on the costs of our centers. Our aggregate platform contribution may not increase despite improving economics at our existing centers should we open new centers at a pace that skews our mix of centers towards newer centers. We would expect to experience minimal seasonality in platform contribution due to minimal seasonality in our patient contribution.

Impact of COVID-19

The rapid spread of COVID-19 around the world and throughout the United States altered the behavior of businesses and people, with significant negative effects on federal, state and local economies. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients. To date, we have experienced, or expect to experience, the following impacts on our business model due to COVID-19:

COVID-19 Impact on Revenue

The following section describes the estimated impact COVID-19 has had on Caremax, on a pro forma basis.  This pro forma view assumes the Business Combination and SMA Acquisition occurred on January 1, 2020 and are based upon estimates which we believe are reasonable.

On a pro forma basis, for the six-months ending June 30, 2021, CareMax has experienced lower than usual revenue driven by the impact of COVID-19 from 2020.  While our providers were able to see our patients during the pandemic through our telemedicine platform and revalidated the majority of chronic diagnosis codes during 2020, COVID-19 impacted both our existing and new patients’ ability to see certain specialists, receive diagnostic testing and attend in-person visits, all of which are necessary to properly assess acuity levels and potentially identify new chronic conditions in our patient population.    Based on current data, the impact COVID-19 had on the six-months ended June 30, 2021 is estimated to be $4.1 million in revenue and management believes this headwind will continue for the remainder of 2021.

COVID-19 Impact on External Provider Costs

The following section describes the estimated impact COVID-19 has had on Caremax, on a pro forma basis. This pro forma view assumes the Business Combination and SMA Acquisition occurred on January 1, 2020 and are based upon estimates which we believe are reasonable

On a pro forma basis for the six-months ending June 30, 2021, CareMax has been directly impacted by COVID-19 related claims by approximately $7.1 million. These costs include hospital inpatient, outpatient, ambulatory surgical center, urgent care and specialists claims.

While we believe we have incurred approximately $11.2 million of direct non-recurring COVID-19 costs, management cannot accurately predict of the impact for the foreseeable future especially given the geographical concentration of patients in South

(38)

Florida.

Components of Results of Operations

Revenue

Medicare Risk-Based Revenue and Medicaid Risk-Based Revenue. Our capitated revenue consists primarily of fees for medical services provided by us or managed by our affiliated medical groups under a global capitation arrangement made directly with various MA payors. Capitation is a fixed amount of money per patient per month paid in advance for the delivery of health care services, whereby we are generally liable for medical costs in excess of the fixed payment and are able to retain any surplus created if medical costs are less than the fixed payment. A portion of our capitated revenues are typically prepaid monthly to us based on the number of MA patients selecting us as their primary care provider. Our capitated rates are determined as a percentage of the premium the MA plan receives from CMS for our at-risk members. Those premiums are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more in premium, and those with lower acuity patients receive less in premium. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via this risk adjustment model, our capitation payments will change in unison with how our payor partners’ premiums change with CMS. Risk adjustment in future periods may be impacted by COVID-19 and our inability to accurately document the health needs of our patients in a compliant manner, which may have an adverse impact on our revenue.

For Medicaid, premiums are determined by Florida’s AHCA and based rates are adjusted annually using historical utilization data projected forward by a third-party actuarial firm. The rates are established based on specific cohorts by age and sex and geographical location. AHCA uses a “zero sum” risk adjustment model that establishes acuity for certain cohorts of patients and quarterly, depending on the scoring of that acuity, may periodically shift premiums from health plans with lower acuity members to health plans with higher acuity members.

Other Revenue.  Other revenue includes professional capitation payments. These revenues are a fixed amount of money per patient per month paid in advance for the delivery of primary care services only, whereby CareMax is not liable for medical costs in excess of the fixed payment. Capitated revenues are typically prepaid monthly to CareMax based on the number of patients selecting us as their primary care provider. Our capitated rates are fixed, contractual rates. Incentive payments for Healthcare Effectiveness Data and Information Set (“HEDIS”) and any services paid on a fee for service basis by a health plan are also included in other managed care revenue.  Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our affiliated medical groups. Revenue for primary care service for patients in a partial risk or up-side only contracts are reported in other revenue.

See “—Critical Accounting Policies—Revenue” for more information. We expect capitated revenue will increase as a percentage of total revenues over time because of the greater revenue economics associated with at-risk patients compared to fee-for-service patients.

Operating Expenses

Medicare and Medicaid External Provider Costs.  External provider costs include all services at-risk patients utilize.  These include claims paid by the health plan and estimates for unpaid claims.  The estimated reserve for incurred but not paid claims is included in accounts receivable as we do not pay medical claims. Actual claims expense will differ from the estimated liability due to factors in estimated and actual patient utilization of health care services, the amount of charges, and other factors. We typically reconcile our medical claims expense with its payor partners on a monthly basis and adjust its estimate of incurred but not paid claims if necessary. To the extent we revise our estimates of incurred but not paid claims for prior periods up or down, there would be a correspondingly favorable or unfavorable effect on its current period results that may or may not reflect changes in long term trends in our performance. We expect our medical claims expenses to increase in both absolute dollar terms as well as on a PPPM basis given the healthcare spending trends within the Medicare population and the increasing disease burden of patients as they age.

(39)

Cost of Care. Cost of care costs includes the costs of additional medical services we provide to patients that are not paid by the plan.  These services include patient transportation, medical supplies, auto insurance and other specialty costs, like dental or vision. In some instances, we have negotiated better rates than the health plans.

Expenses from our physician groups are consolidated with other clinical and MSO expenses to determine profitability for our at-risk and fee-for-service arrangements. Physician group economics are not evaluated on a stand-alone basis, as certain non-clinical expenses need to be consolidated to consider profitability.

We measure the incremental cost of our capitation agreements by starting with our center-level expenses, which are calculated based upon actual expenses incurred at a specific center for a given period of time and expenses that are incurred centrally and allocated to centers on a ratable basis. These expenses are allocated to our at-risk patients based upon the number of visit slots these patients utilized compared to the total slots utilized by all of our patients. All visits, however, are not identical and do not require the same level of effort and expense on our part. Certain types of visits are more time and resource intensive and therefore result in higher expenses for services provided internally. Generally, patients who are earlier in their tenure with CareMax utilize a higher percentage of these more intensive visits, as we get to know the patient and properly assess and document such patient’s health condition.

Selling and marketing expenses.  Selling and marketing expenses include the cost of our sales and community relations team, including salaries and commissions, radio and television advertising, events and promotional items.

Corporate General and Administrative Expenses. Corporate general and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation for executive, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and business development departments.  In addition, corporate general and administrative expenses include corporate technology, third party professional services and occupancy costs. We expect these expenses to increase over time due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with continuing to grow its business. We also expect our corporate, general and administrative expenses to increase in absolute dollars in the foreseeable future. However, we anticipate corporate, general and administrative expenses to decrease as a percentage of revenue over the long term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

Depreciation and Amortization. Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.

Other Income (Expense)

Interest Expense. Interest expense consists primarily of interest payments on our outstanding borrowings (see “Note 8 - Condensed Consolidated Financial Statements - Long Term Debt”).

Results of Operations

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020.

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

(40)

	Three Months Ended June 30,
$'000s	2021	2020		$ Change	% Change
Revenue
Medicare risk-based revenue	$37,761	$25,746		$12,015	46.7%
Medicaid risk-based revenue	5,449		–	5,449
Other revenue	1,709	49		1,660	3387.8%
Total Revenue	$44,919	$25,795		$19,124	74.1%
Operating Expense
External provider costs	35,535	15,958		19,577	122.7%
Cost of care	7,867	3,886		3,981	102.4%
Sales and marketing	775	272		503	184.9%
Corporate, general and administrative	8,881	1,456		7,425	510.0%
Depreciation and amortization	1,437	356		1,081	303.7%
Acquisition related costs	149		–	149
Total Costs and Expenses	$54,644	$21,928		$32,716	149.2%
Operating (loss) income	$(9,725)	$3,867		$(13,592)	(351.5)%
Interest income (expense), net	(792)	(403)		(389)	96.5%
Gain on remeasurement of warrant liabilities	1,795		–	1,795
Gain on Extinguishment of Debt	1,358		–	1,358
Income/(Loss) Before Income Taxes	$(7,364)	$3,464		$(10,828)	(312.6)%
Income tax provision (benefit)	–		–	–
Net Income/(Loss)	$(7,364)	$3,464		$(10,828)	(312.6)%

Medicare Risk-Based Revenue. Medicare risk-based revenue was $37.8 million  for the three months ended June 30, 2021, an increase of $12.0 million, or 46.7%, compared to $25.7 million for the three months ended June 30, 2020. This increase was driven primarily by a 73% increase in the total number of at-risk patients and revenue from IMC and SMA, which were acquired in June 2021, partially offset by a 15% reduction in rates, driven by member mix and COVID-19.

Medicaid Risk-Based Revenue. Medicaid risk-based revenue was $5.4 million for the three months ended June 30, 2021. Medicaid risk-based revenue relates entirely to IMC, which was acquired in June 2021.

Other Revenue. Other revenue was $1.7 million for the three months ended June 30, 2021, an increase of $1.7 million, or 3,387.8%, compared to $0 for the three months ended June 30, 2020. The increase is almost entirely related to revenue from IMC, which was acquired in June 2021.

External Provider Costs. External provider costs were $35.5 million for the three months ended June 30, 2021, an increase of $19.6 million, or 122.7%, compared to $16.0 million for the three months ended June 30, 2020. The increase was primarily due to a 104% increase in total at-risk MCREM patients with the additional costs directly attributable to claims with a COVID-19 diagnosis.

Cost of Care expenses. Cost of care expenses were $7.9 million for the three months ended June 30, 2021, an increase of $4.0 million or 102.4%, compared to $3.9 million for the three months ended June 30, 2020. The increase was due to additional membership growth from the IMC and SMA acquisitions and the reopening of the wellness centers.

Sales and marketing expenses. Sales and marketing expenses were $800,000 for the three months ended March 31, 2021, an increase of $500,000 or 184.9%, compared to the $300,000 for the three months ended June 30, 2020. The increase was due to the acquisition of IMC and the recommencing of sales and community activities in 2021.

Corporate, general & administrative. Corporate, general & administrative expense was $8.9 million for the three months ended June 30, 2021, an increase of $7.4 million or 510.0% compared to $1.5 million for the three months ended June 30, 2020. The increase was primarily due to an increase in professional fees in support of the Business Combination.

Depreciation and amortization. Depreciation and amortization expense was $1.4 million for the three months ended June 30, 2021, an increase of $1.1 million, or 303.7% compared to $400,000 for the three months ended June 30, 2020. This was due to amortization of intangible assets purchased in the IMC and SMA acquisitions.

(41)

Interest expense.  Interest expense was $800,000 for the three months ended June 30, 2021, an increase of $400,000, or 96.5% compared to $400,000 for the three months ended June 30, 2020.  This was due to the increased borrowings under the Credit Facilities.

Change in fair value of derivative warrant liabilities.  We recorded a gain of $1.8 million during the three months ended June 30, 2021, as a result of a reduction in the fair value of derivative warrant liabilities.

Gain on extinguishment of debt.  We recorded a gain of $2.2 million related to the forgiveness of Paycheck Protection Program (“PPP”) loans partially offset by a loss of extinguishment of debt of $800,000 in connection the early extinguishment and termination of the Loan Agreement in June 2021.

Supplemental Unaudited Pro Forma Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Set forth below are our pro forma results of operations for the three months ended June 30, 2021 compared with the three months ended June 30, 2020.  These pro forma results assume the Business Combination and SMA Acquisition occurred on January 1, 2020 and are based upon estimates which we believe are reasonable.  They are not the results that would have been realized had the acquisitions of IMC and SMA actually occurred on January 1, 2020 and are not indicative of our consolidated results of operations of future periods.

	Three Months Ended June 30,
$'000s	2021	2020	$ Change	% Change
Revenue
Medicare Risk-Based Revenue	$71,902	$67,883	$4,019	5.9%
Medicaid Risk-Based Revenue	20,454	14,828	5,626	37.9%
Other Revenue	5,424	4,980	444	8.9%
Total Revenue	$97,780	$87,691	$10,089	11.5%
Operating Expense
External Provider Costs	73,491	56,027	17,464	31.2%
Cost of Care	12,762	10,465	2,297	21.9%
Sales And Marketing	1,688	1,245	443	35.6%
Corporate, General And Administrative	20,720	8,407	12,313	146.5%
Depreciation and Amortization	3,780	4,077	(297)	(7.3)%
Total Costs and Expenses	$112,441	$80,221	$32,220	40.2%
Operating (loss) income	$(14,661)	$7,471	$(22,132)	(296.2)%
Interest income (expense), net	(1,666)	(1,456)	(210)	14.4%
Gain on remeasurement of warrant liabilities	1,795	–	1,795
Gain on Extinguishment of Debt	1,358	–	1,358
Other income/(expense)	29	(190)	219	(115.2)%
Income/(Loss) Before Income Taxes	$(13,145)	$(5,826)	$(18,971)	(325.6)%
Provision for Income Taxes	–	–	–
Net Income/(Loss)	$(13,145)	$(5,826)	$(18,971)	(325.6)%

Medicare Risk-Based Revenue. Pro forma Medicare risk-based revenue was $71.9 million for the three months ended June 30, 2021, an increase of $4.0 million, or 5.9%, compared to $67.9 million for the three months ended June 30, 2020. This increase was driven primarily by a 7.5% increase in the total number of at-risk patients, partially offset by lower rates, driven by COVID-19.

Medicaid Risk-Based Revenue. Pro forma Medicaid risk-based revenue was $20.5 million for the three months ended June 30, 2021, an increase of $5.6 million, or 37.9%, compared to $14.8 million for the three months ended June 30, 2020. This increase was driven primarily by a 25.2% increase in the total number of at-risk patients and a 10.6% increase in rates.

Other Revenue. Pro forma other revenue was $5.4 million for the three months ended June 30, 2021, an increase of $400,000, or 8.9%, compared to $5.0 million for the three months ended June 30, 2020. This increase was driven primarily by an increase in cardiology FFS revenue.

(42)

External Provider Costs. Pro forma external provider costs were $73.5 million for the three months ended June 30, 2021, an increase of $17.5 million, or 31.2%, compared to $56.0 million for the three months ended June 30, 2020. The increase was primarily due to a 17.5% increase in rate, driven by claims with a COVID-19 diagnosis and a 11.7% increase in total at-risk MCREM patients.

Cost of Care expenses. Pro forma cost of care expenses were $12.8 million for the three months ended June 30, 2021, an increase of $2.3 million or 21.9%, compared to $10.5 million for the three months ended June 30, 2020. The increase was due to additional membership growth and the reopening of the wellness centers.

Sales and marketing expenses. Pro forma sales and marketing expenses were $1.7 million for the three months ended June 30, 2021, an increase of $400,000 or 35.6%, compared to the $1.3 million for the three months ended June 30, 2020. The increase was due to the recommencing of sales and community activities in 2021.

Corporate, general & administrative. Pro forma corporate, general & administrative expense was $20.7 million for the three months ended June 30, 2021, an increase of $12.3 million, or 146.5% compared to the three months ended June 30, 2020. The increase was primarily due to an increase in professional fees in support of the business combination transaction.

Depreciation and amortization. Pro forma depreciation and amortization expense was $3.8 million for the three months ended June 30, 2021, a decrease of $300,000, OR 7.3%, compared to $4.1 million for the three months ended June 30, 2020. The decrease in depreciation and amortization is result of risk contract intangible assets being amortized on an accelerated basis to follow the pattern in which the economic benefits are anticipated to be consumed.

Interest expense.  Pro forma interest expense was $1.7 million for the three months ended June 30, 2021, an increase of $200, 000, or 14.4%, compared to the three months ended June 30, 2020.  This was due to the increased borrowings under the Credit Facilities.

Change in fair value of derivative warrant liabilities.  We recorded a gain of $1.8 million during the three months ended June 30, 2021 as a result of a reduction in the fair value of derivative warrant liabilities

Gain on extinguishment of debt.  We recorded a gain of $2.2 million related to the forgiveness of PPP loans partially offset by a loss of extinguishment of debt of $800,000 in connection the early extinguishment and termination of the Loan Agreement in June 2021.

 Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020.

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

(43)

	Six Months Ended June 30,
$'000s	2021	2020		$ Change	% Change
Revenue
Medicare Risk-Based Revenue	$65,577	$50,841		$14,736	29.0%
Medicaid Risk-Based Revenue	5,449		–	5,449
Other Revenue	1,811	188		1,623	863.3%
Total Revenue	$72,837	$51,029		$21,808	42.7%
Operating Expense
External Provider Costs	53,694	31,806		21,888	68.8%
Cost of Care	13,220	7,903		5,317	67.3%
Sales And Marketing	1,066	500		566	113.2%
Corporate, General And Administrative	10,676	2,740		7,936	289.6%
Depreciation and Amortization	1,951	712		1,239	174.0%
Acquisition Related Costs	149		–	149
Total Costs and Expenses	$80,756	$43,661		$37,095	85.0%
Operating (loss) income	$(7,919)	$7,368		$(15,287)	(207.5)%
Interest income (expense), net	(1,296)	(730)		(566)	77.5%
Gain on remeasurement of warrant liabilities	1,795		–	1,795
Gain on Extinguishment of Debt	1,358		–	1,358
Income/(Loss) Before Income Taxes	$(6,062)	$6,638		$(12,700)	(191.3)%
Provision for Income Taxes	–		–	–
Net Income/(Loss)	$(6,062)	$6,638		$(12,700)	(191.3)%

Medicare Risk-Based Revenue. Medicare risk-based revenue was $65.6 million for the six months ended June 30, 2021, an increase of $14.8 million, or 29.0%, compared to $50.8 million for the six months ended June 30, 2020. This increase was driven primarily by a 50% increase in the total number of at-risk patients and revenue from IMC and SMA, which were acquired in June 2021, partially offset by a 13.8% decrease in rate, driven by COVID-19.

Medicaid Risk-Based Revenue. Medicaid risk-based revenue was $5.4 million for the six months ended June 30, 2021. Medicaid risk-based revenue relates entirely to IMC, which was acquired in June 2021.

Other Revenue. Other revenue was $1.8 million for the three months ended June 30, 2021, an increase of $1.6 million, or 863.3%, compared to $200,000 for the three months ended June 30, 2020. The increase is almost entirely related to revenue from IMC, which was acquired in June 2021.

External Provider Costs. External provider costs were $53.7 million for the six months ended June 30, 2021, an increase of $21.9 million, or 68.8%, compared to $31.8 million for the six months ended June 30, 2020. The increase was primarily due to a 65.8% increase in total at-risk MCREM patients with the additional costs directly attributable to claims with a COVID-19 diagnosis.

Cost of Care expenses. Cost of care expenses were $13.2 million for the six months ended June 30, 2021, an increase of $5.3 million or 67.3%, compared to $7.9 million for the six months ended June 30, 2020. The increase was due to additional membership growth from the IMC and SMA acquisitions and the reopening of the wellness centers.

Sales and marketing expenses. Sales and marketing expenses were $1.1 million for the six months ended June 30, 2021, an increase of $600,000 or 113.2%, compared to $500,000 for the six months ended June 30, 2020. The increase was due to the acquisition of IMC and the recommencing of sales and community activities in 2021.

Corporate, general & administrative. Corporate, general & administrative expense was $10.7 million for the six months ended June 30, 2021, an increase of $8.0 million or 289.6% compared to the $700,000 for the six months ended June 30, 2020. The increase was primarily due to an increase in professional fees in support of the business combination transaction.

Depreciation and amortization. Depreciation and amortization expense was $2.0 million for the six months ended June 30, 2021, an increase of $1.2 million, compared to the six months ended June 30, 2020. This was due to amortization of intangible assets purchased in the IMC and SMA acquisitions.

(44)

Interest expense.  Interest expense was $1.3 million for the six months ended June 30, 2021, an increase of $600,000, or 77.5% compared to the $700,000 for the six months ended June 30, 2020. This was due to the increased borrowings under the Credit Facilities.

Change in fair value of derivative warrant liabilities.  We recorded a gain of $1.8 million during the six months ended June 30, 2021 as a result of a reduction in the fair value of derivative warrant liabilities.

Gain on extinguishment of debt.  We recorded a gain of $2.2 million related to the forgiveness of PPP loans partially offset by a loss of extinguishment of debt of $800,000 in connection the early extinguishment and termination of the Loan Agreement in June 2021.

Supplemental Unaudited Pro Forma Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Set forth below are our pro forma results of operations for the six months ended June 30, 2021 compared with the six months ended June 30, 2020. These pro forma results assume the Business Combination and SMA Acquisition occurred on January 1, 2020 and are based upon estimates which we believe are reasonable.  They are not the results that would have been realized had the acquisitions of IMC and SMA actually occurred on January 1, 2020 and are not indicative of our consolidated results of operations of future periods.

	Six Months Ended June 30,
$'000s	2021	2020	$ Change	% Change
Revenue
Medicare Risk-Based Revenue	$143,648	$137,119	$6,529	4.8%
Medicaid Risk-Based Revenue	39,351	25,655	13,696	53.4%
Other Revenue	10,218	10,373	(155)	(1.5)%
Total Revenue	$193,217	$173,147	$20,070	11.6%
Operating Expense
External Provider Costs	139,093	112,883	26,210	23.2%
Cost of Care	25,836	22,841	2,995	13.1%
Sales And Marketing	3,170	2,330	840	36.1%
Corporate, General And Administrative	31,493	16,796	14,697	87.5%
Depreciation and Amortization	7,265	8,424	(1,159)	(13.8)%
Total Costs and Expenses	$206,857	$163,274	$43,583	26.7%
Operating (loss) income	$(13,641)	$9,874	(23,514)	(238.2)%
Interest income (expense), net	(3,063)	(2,915)	(147)	5.0%
Gain on remeasurement of warrant liabilities	1,795	–	1,795
Gain on Extinguishment of Debt	1,358	–	1,358
Other income/(expense)	(385)	(389)	4	(1.1)%
Income/(Loss) Before Income Taxes	$(13,936)	$(6,569)	$(20,504)	312.1%
Provision for Income Taxes	–	–	–
Net Income/(Loss)	$(13,936)	$(6,569)	$(7,367)	112.1%

Medicare Risk-Based Revenue. Pro forma Medicare risk-based revenue was $143.6 million for the six months ended June 30, 2021, an increase of $6.5 million, or 4.8%, compared to $137.1 million for the six months ended June 30, 2020. This increase was driven primarily by a 7.2% increase in the total number of at-risk patients, partially offset by lower rates, driven by COVID-19.

Medicaid Risk-Based Revenue. Pro forma Medicaid risk-based revenue was $39.4 million for the six months ended June 30, 2021, an increase of $13.7 million, or 53.4%, compared to $25.7 million for the six months ended June 30, 2020. This increase was driven primarily by a 57.1% increase in the total number of at-risk patients, partially offset by a 2.4% decrease in rates.

Other Revenue. Pro forma other revenue was $10.2 million for the three months ended June 30, 2021, a decrease of $200,000, or 1.5%, compared to $10.4 million for the three months ended June 30, 2020. This decrease was driven primarily by a decrease in other revenue associated with SMA.

(45)

External Provider Costs. Pro forma external provider costs were $139.1 million for the six months ended June 30, 2021, an increase of $26.2 million, or 23.2%, compared to $112.9 million for the six months ended June 30, 2020. The increase was primarily due to a 17.1% increase in total at-risk MCREM patients and 5.2% increase in rate, driven by claims with a COVID-19 diagnosis.

Cost of Care expenses. Pro forma cost of care expenses were $25.8 million for the six months ended June 30, 2021, an increase of $3.0 million or 13.1%, compared to $22.8 million for the six months ended June 30, 2020. The increase was due to additional membership growth and the reopening of the wellness centers.

Sales and marketing expenses. Pro forma sales and marketing expenses were $3.2 million for the six months ended June 30, 2021, an increase of $900,000 or 36.1%, compared to $2.3 million for the six months ended June 30, 2020. The increase was due to the recommencing of sales and community activities in 2021.

Corporate, general & administrative. Corporate, general & administrative expense was $31.5 million for the six months ended June 30, 2021, an increase of $14.7 million or 87.5% compared to $16.8 million for the six months ended June 30, 2020. The increase was primarily due to an increase in professional fees in support of the business combination transaction.

Depreciation and amortization. Pro forma depreciation and amortization expense was $7.3 million for the six months ended June 30, 2021, a decrease of $1.2 million, or 13.8%, compared to the $8.4 million for the six months ended June 30, 2020. The decrease in depreciation and amortization is result of risk contract intangible assets being amortized on an accelerated basis to follow the pattern in which the economic benefits are anticipated to be consumed.

Interest expense.  Pro forma interest expense was $3.1 million for the six months ended June 30, 2021, an increase of $0.1 million, or 5.1%, compared to the $2.9 million for the six months ended June 30, 2020.  This was due to the increased borrowings under the Credit Facilities.

Change in fair value of derivative warrant liabilities.  We recorded a gain of $1.8 million during the six months ended June 30, 2021 as a result of a reduction in the fair value of derivative warrant liabilities.

Gain on extinguishment of debt.  We recorded a gain of $2.2 million related to the forgiveness of PPP loans partially offset by a loss of extinguishment of debt of $800,000 in connection the early extinguishment and termination of the Loan Agreement in June 2021.

Liquidity and Capital Resources

Overview

As of June 30, 2021, we had cash on hand of $170.1 million. Our principal sources of liquidity have been our operating cash flows, borrowings under our Credit Facilities and proceeds from equity issuances. We have used these funds to meet our capital requirements, which consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, medical center and office lease expenses, insurance premiums, acquisitions and debt service. Our future capital expenditure requirements will depend on many factors, including the pace and scale of our expansion in new and existing markets, patient volume, and revenue growth rates. Many of our capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up. We also expect to incur costs related to acquisitions and de novo growth through the opening of new medical facilities, which we expect to require significant capital expenditures. We may be required to seek additional equity or debt financing, in addition to cash on hand and borrowings under our Credit Facilities in connection with our business growth, including $1.0 million in debt financing that may be available to us from Anthem for each new medical center that we open under the terms of our agreements with Anthem. In the event that additional financing is required from outside sources, we may not be able to raise it on acceptable terms or at all.  If additional capital is unavailable when desired, our business, results of operations, and financial condition would be materially and adversely affected.  We believe that our expected operating cash flows, together with its existing cash, cash equivalents, amounts available under our Credit Facilities as described below, and amounts available to us under our agreements with Anthem, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months and remain in compliance with the covenants under the Credit Facilities.

The Impact of COVID-19

(46)

As further detailed above in “Impact of COVID-19”, for the six-months ending June 30, 2021, CareMax has been directly impacted by approximately $7.1 million in claims costs which have a COVID-19 diagnosis, and management cannot accurately predict of the impact COVID-19 on claims costs  for the foreseeable future, especially given the geographical concentration of patients in South Florida. In addition, for the six-months ending June 30, 2021, the impact of COVID-19 on our revenue is estimated to be $4.1 million in revenue, and management believes this headwind will continue for the remainder of 2021. While it is impossible to predict the scope or duration of COVID-19 or the future impact on our liquidity and capital resources, COVID-19 could materially affect our liquidity and operating cash flows in future periods.

DNF Transaction

Upon the consummation of the transactions contemplated by the DNF Purchase Agreement, which is expected to occur in the third quarter of 2021, we expect to acquire, through an indirect wholly owned subsidiary, the DNF Purchased Assets and certain other de minimis assets from related parties of the DNF Parties for the Purchase Price which, pursuant to the DNF Asset Purchase Agreement, will be approximately $88.1 million in cash, subject to customary holdbacks. We expect to fund the Purchase Price through existing cash on hand.

Credit Facilities

On the Closing Date, we drew the full principal amount of $125.0 million of the Initial Term Loans to finance the Business Combination and related transaction costs. As of June 30, 2021, we had approximately $60.0 million available under the Credit Facilities (including $20.0 million under the Delayed Draw Term Loan and $40.0 million under the Revolving Credit Facility, with no stand-by letters of credit outstanding).

Interest is payable on the outstanding term loans under the Credit Facilities at a variable interest rate (See Note 8 to the Condensed Consolidated Financial Statements - Long Term Debt).

The Delayed Draw Loan allows up to $20.0 million to be drawn to fund permitted acquisitions and has availability to be drawn until the six month anniversary of the Closing Date. The Delayed Draw Loan may consist of Base Rate Loans or LIBOR Rate Loans. The Revolving Credit Facility allows up to $40.0 million to be drawn in order to finance working capital, make capital expenditures, finance permitted acquisitions and fund general corporate purposes.

Cash Flows

The following table summarizes our cash flows for the periods presented:

(in thousands)	Six Months Ended June 30,
	2021	2020
Net cash (used in)/provided by operating activities	$(2,983)	$3,894
Net cash used in investing activities	(211,779)	(1,859)
Net cash provided by financing activities	381,864	4,553

Operating Activities.  Net cash used in operating activities for the six months ended June 30, 2021 was $3.0 million compared to $3.9 million provided by operating activities for the six months ended June 30, 2020, an increase of $6.9 million. The primary driver of this change is performance in our value-based contracts due to the impacts of COVID-19 as described above.

Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2021 was $211.8 million compared to $1.9 million for the six months ended June 30, 2020.  The use of funds in the six months ended June 30, 2021 consisted of $210.3 million used in acquisitions, including the IMC Acquisition and SMA Acquisition in the second quarter of 2021, and $1.5 million for equipment and other fixed asset purchases. The use of funds in the six months ended June 30, 2021 consisted of $1.6 million for equipment and other fixed asset purchases and $300,000 for the repurchase of a noncontrolling interest.

Financing Activities: Net cash provided by financing activities for the six months ended June 30, 2021 was $381.9 million compared to $4.5 million during the six months ended June 30, 2021.  Net cash provided by financing activities for the six months ended June 30, 2021 was primarily related to the Business Combination, and consisted of $125.0 million of borrowings from the borrowings under the Credit Facilities, $410.0 million for the issuance and sale of Class A Common Stock, partially offset by cash used in the consummation of the reverse recapitalization of $108.8 million, repayment of borrowings, including

(47)

all outstanding borrowings under the Loan Agreement, of $24.5 million, equity issuance costs of $12.5 million, payment of deferred financing costs of $6.9 million and payment of debt prepayment penalties of $500,000 related to the early repayment of borrowings under the Loan Agreement.

Net cash provided by financing activities for the six months ended June 30, 2020 consisted of $2.5 million of borrowings under the Loan Agreement and $2.2 million of proceeds under the Paycheck Protection Program, partially offset by member distributions and repayments of debt under the Loan Agreement.

 Contractual Obligations and Commitments

Our principal commitments consist of obligations under our Credit Facilities and other long-term debt and operating leases for our centers.  We also have a contractual commitment to complete the construction of a Homestead, FL medical center with remaining estimated capital expenditures of approximately $700,000 as of June 30, 2021.  Plans have been submitted for a new medical center in East Hialeah, FL and opening is projected in the first or second quarter of 2022.

 Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021 or December 31, 2020 other than operating leases.

JOBS Act

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, as an emerging growth company, we can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with a public company which is neither an emerging growth company, nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to Note 2 “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included elsewhere in this Report for more detailed information regarding our critical accounting policies.

Revenue

The transaction price for our capitated payor contracts is variable as it primarily includes PPPM fees associated with unspecified membership. PPPM fees can fluctuate throughout the contract based on the health status (acuity) of each individual enrollee. In certain contracts, PPPM fees also include “risk adjustments” for items such as performance incentives, performance guarantees and risk shares. The capitated revenues are recognized based on the estimated PPPM fees earned net of projected performance incentives, performance guarantees, risk shares and rebates because we are able to reasonably estimate the ultimate

(48)

PPPM payment of these contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits. Subsequent changes in PPPM fees and the amount of revenue to be recognized are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount.

External Provider Costs

External Provider Costs includes all costs of caring for our at-risk patients and for third-party healthcare service providers that provide medical care to our patients for which we are contractually obligated to pay (through our full-risk capitation arrangements). The estimated reserve for a liability for unpaid claims is included in the liability for unpaid claims in the consolidated balance sheets. Actual claims expense will differ from the estimated liability due to factors in estimated and actual member utilization of health care services, the amount of charges and other factors. From time to time, but at least annually, we assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made. Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established whereby we, as the contracted provider, receive only a portion of the risk and the associated surplus or deficit. We estimate and recognize an adjustment to medical expenses for Part D claims related to these risk corridor provisions based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period.

We assess the profitability of our capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of June 30, 2021 or December 31, 2020.

Business Combinations

We account for business acquisitions in accordance with ASC Topic 805, Business Combinations. We measure the cost of an acquisition as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. We record goodwill for the excess of (i) the total costs of acquisition in the acquired business over (ii) the fair value of the identifiable net assets of the acquired business.

The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, contingent consideration and contingencies. We may refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with an acquisition, these adjustments could materially impact our results of operations and financial position. Estimates and assumptions that we must make in estimating the fair value of risk contracts and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expenses. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed, which could materially impact our results of operations.

The acquisitions of IMC and SMA were accounted for under ASC 805. Pursuant to ASC 805, CMG was determined to be the accounting acquirer. Refer to Note 3 “Acquisitions” of our unaudited condensed consolidated financial statements included elsewhere in this Report for more information. In accordance with the acquisition method, we recorded the fair value of assets acquired and liabilities assumed from IMC and SMA. The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates. As of June 30, 2021, we performed our preliminary purchase price allocations. We continue to evaluate the fair value of the acquired assets, liabilities and goodwill. As such, these estimates are subject to change within the respective measurement period, which will not extend beyond one year from the acquisition date. Any adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

Goodwill and Other Intangible Assets

(49)

Intangible assets consist primarily of risk-based contracts acquired through business acquisitions. Goodwill represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. Goodwill is not amortized but is tested for impairment at least annually.

We test goodwill for impairment annually on or about October 1st or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business or other factors.

ASC 350, Intangibles—Goodwill and Other (“ASC 350”) allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. We skip the qualitative assessment and proceed directly to the quantitative assessment. When the reporting units where we perform the quantitative goodwill impairment are tested, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. There were no goodwill impairments recorded during the six months ended June 30, 2021.

Risk contracts represent the estimated values of customer relationships of acquired businesses and have definite lives. We amortize the risk contracts on an accelerated basis over their estimated useful lives ranging from eight to eleven years. We amortize non-compete agreement intangible assets over five years on a straight-line basis.

The determination of fair values and useful lives require us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from acquired capitation arrangements from a market participant perspective, patient attrition rates, discount rates, industry data and management’s prior experience. Unanticipated events or circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.

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

We issued 5,791,667 common stock warrants in connection with our initial public offering (2,875,000) and private placement (2,916,667) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued has been estimated using Monte-Carlo simulations at each measurement date.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” included elsewhere in this Report for more information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

(50)

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, based on the material weakness identified below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.  Based on such analysis and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believe the condensed consolidated financial statements included in this Report on fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weakness

As discussed in the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”), a material weakness in the Company’s internal control over financial reporting did not result in the proper classification of its previously issued warrants.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The warrants were previously classified as equity in the Company’s balance sheets; after discussion and evaluation, taking into consideration statements by the staff of the SEC, including with our independent registered public accounting firm, we concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement, which required a restatement of our financial statements for the year ended December 31, 2020.

We continue to evaluate steps to remediate the material weakness. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the July 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the financial statements in the 2020 10-K.

Changes in Internal Control Over Financial Reporting

As discussed elsewhere Report on Form 10-Q, we completed the Business Combination on June 8, 2021. Prior to the Business Combination, DFHT was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses, and CMG was a privately held limited liability company. Additionally, the Business Combination included the acquisition of IMC, and subsequent to the Closing Date, the Company acquired the SMA entities.

The Company’s operations prior to the Business Combination were materially different compared to the Company post-Business Combination. The design and implementation of internal control over financial reporting for the post-Business Combination Company has required and will continue to require significant time and resources from management and other

(51)

personnel.  In connection with the acquisitions consummated during the three months ended June 30, 2021, we began establishing standards and procedures at the acquired subsidiaries, controls over accounting systems and over the preparation of financial statements in accordance with generally accepted accounting principles to ensure that we have in place appropriate internal control over financial reporting at the acquired subsidiaries. We are continuing to integrate the acquired operations of each subsidiary into our overall internal control over financial reporting process.

We are in the process of implementing a new comprehensive enterprise resource planning (“ERP”) system on a company-wide basis, which is one of the systems used for financial reporting. The implementation of the ERP system involves changes to our financial systems and other systems and accordingly, necessitated changes to our internal controls over financial reporting. These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended June 30, 2021 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

(52)

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, CareMax may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, CareMax is not currently a party to any legal proceedings the outcome of which, if determined adversely to CareMax, are believed to, either individually or taken together, have a material adverse effect on CareMax’s business, operating results, cash flows or financial condition. Regardless of the outcome, litigation has the potential to have an adverse impact on CareMax because of defense and settlement costs, diversion of management resources, and other factors

Item1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K/A, filed with SEC on April 28, 2021, our Definitive Proxy Statement on Schedule 14A related to the Business Combination, filed with the SEC on May 14, 2021, and our Current Report on Form 8-K related to the Business Combination, filed with the SEC on June 14, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding all equity securities of the registrant sold by the Company during the period covered by this Report that were not registered under the Securities Act were included in a Current Report on Form 8-K filed by the Company, and therefore is not required to be furnished herein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

(53)

No.	Description of Exhibit
3.1

Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-39391) filed by the Company with the SEC on June 9, 2021).

3.2

Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-39391) filed by the Company with the SEC on June 9, 2021).

4.1

Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-39391) filed by the Company with the SEC on June 9, 2021).

10.1†

Business Combination Agreement, dated as of December 18, 2020, by and among DFHT, the Sellers, the Companies and Deerfield Partners (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A (File No. 001-39391), filed with the SEC on December 21, 2020).

10.2

Securities Purchase Agreement, dated as of March 8, 2021, by and among Interamerican Medical Center Group, LLC, Senior Medical Associates, LLC, Stallion Medical Management, LLC and Mohsin Jaffer (Incorporated by reference Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 21, 2021).

10.3

Exclusive Real Estate Advisory Agreement, dated as of July 13, 2021, by and between CareMax, Inc., Related CM Advisor, LLC and, with respect to certain sections thereof, The Related Companies, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on July 13, 2021).

10.4†

Escrow Agreement, dated as of June 8, 2021, by and among the Company, DFHTA Sponsor LLC, O.M. Investment Group, Inc. and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001- 39391) filed by the Company with the SEC on June 9, 2021).

10.5†

Escrow Agreement, dated as of June 8, 2021, by and among the Company, DFHTA Sponsor LLC, IMC Holdings, LP and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001- 39391) filed by the Company with the SEC on June 9, 2021).

10.6	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (File No. 001-39391), filed with the SEC on December 21, 2020).
10.7	Form of Deerfield Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A (File No. 001-39391), filed with the SEC on December 21, 2020).
10.8

Credit Agreement, dated as of June 8, 2021, by and among the Company, Royal Bank of Canada, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Bank, RBC Capital Markets, LLC and Truist Securities, Inc., as Syndication Agents, Joint Lead Arrangers and Joint Book Runners, and certain other banks and financial institutions serving as lenders (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).

10.9	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).
10.10	CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*              Filed herewith.

**           Furnished herewith.

†              Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(54)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: August 18, 2021		/s/ Carlos de Solo
	Name:	Carlos de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 18, 2021		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(55)