Form 10-Q/A
period 2021-06-30
CareMax, Inc.
filed 2021-08-26
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as originally filed with the Securities and Exchange Commission on August 18, 2021 (the “Original Report”), is being filed in order to correct a scrivener’s error related to the presentation of the “Income/(Loss) Before Income Taxes” and “Net Income/(Loss)” for the Three and Six Months Ended June 30, 2020, respectively, contained in the tables entitled “Supplemental Unaudited Pro Forma Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020” and “Supplemental Unaudited Pro Forma Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020,” respectively,  included in Item 2 of Part I of the Original Report and to make conforming changes in the section entitled “Unaudited Supplemental Pro Forma Information” in Note 3 to the Condensed Consolidated Financial Statements.

These corrections have no impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of stockholders’/members’ equity, condensed consolidated statements of cash flows, or (other than Note 3) any note related to such financial statements.

This Amendment No. 1 amends only Item 2 of Part I of the Original Report and Note 3 to the Condensed Consolidated Financial Statements, as discussed above. The Company is also updating the Signature Page, Exhibit Index and certifications of our Principal Executive and Principal Financial Officers contained in Exhibits 31.1, 31.2, 32.1 and 32.2. Except for the foregoing, no other changes have been made to the Original Report. This Amendment No. 1 speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way other disclosures made in the Original Report.

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

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Also at the Closing, DFHT, DFHTA Sponsor LLC (the “Sponsor”), O.M. Investment Group, Inc. (“O.M.”), in its capacity as representative of the CMG Sellers, and Continental Stock Transfer & Trust Company, in its capacity as escrow agent ( “Continental”), entered into an escrow agreement (the “CMG Escrow Agreement”), and DFHT, the Sponsor, IMC Parent and Continental entered into an escrow agreement (the “IMC Escrow Agreement” and together with the CMG Escrow Agreement, the “Escrow Agreements”). Pursuant to the terms of the CMG Escrow Agreement and the IMC Escrow Agreement, DFHT deposited $0.5 million and $1.0 million, respectively, into adjustment escrow accounts (the “Adjustment Escrow Amounts”) for the purpose of securing certain post-closing adjustment obligations of the CMG Sellers and IMC Parent, respectively. Of such $0.5 million securing the post-closing adjustment obligations of the CMG Sellers, 68% ($340,000) was in cash and 32% was in 16,000 shares of Class A Common Stock, and of such $1.0 million securing the post-closing adjustment obligations of IMC Parent, 45% ($450,000) was in cash and 55% was in 55,000 shares of Class A Common Stock (such shares collectively, the “Adjustment Escrow Shares”). Following the date on which the Closing Consideration is finally determined pursuant to the Business Combination Agreement, all or a portion of the applicable Adjustment Escrow Amounts and Adjustment Escrow Shares will either be released to the CMG Sellers or to IMC Parent, as applicable, or to the Company in accordance with certain adjustment mechanisms in the Business Combination Agreement.

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

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Acquisitions

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Medicare Risk-based and Medicaid Risk-based revenue consists primarily of capitated fees for medical services provided by us under capitated arrangements directly made with various Medicare Advantage and Medicaid managed care payors. The Company receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which the Company receives from the third-party payor a fixed payment of At-risk premium less an administrative charge for reporting on enrollees on a per patient per month basis (“PPPM” payment) for a defined patient population, and the Company is then responsible for providing healthcare services required by that patient population. Neither the Company nor any of its affiliates is a registered insurance company because state law in the states in which it operates does not require such registration for risk-bearing providers.

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

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). ASU 2016-13 introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance is effective for us beginning January 1, 2022. The new current expected credit losses (CECL) model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. The Company plans to adopt this standard on January 1, 2022 and does not believe adoption will have a material effect on its condensed consolidated financial statements.

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

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

	For the six months ended
	June 30, 2021	June 30, 2020
(in thousands)
Net revenue	$193,217	$173,147
Net (loss) income	$(13,936)	$6,569

NOTE 4. PAYOR AND PROVIDER AGREEMENTS

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

NOTE 5. REINSURANCE

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

The Company has acquired insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in the accompanying condensed consolidated statements of operations.

The nature of the Company’s stop loss coverage is to limit the benefits paid under one patient. The Company’s stop loss limits are defined within each health plan contract and range from $30,000 to $200,000 per patient per year. Premium expense incurred was $1.8 million and $2.2 million for the three months and six months ended June 30, 2021, respectively, and approximately $250,000 and $493,000 for the three months and six months ended June 30, 2020, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans are unable to fulfill their obligations under stop loss contractual terms.

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

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(18)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

NOTE 8. LONG TERM DEBT

Long-term debt consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Secured term loans	$125,000	$24,184
Payroll protection plan	316	2,164
Other	152	1,358
Unamortized debt issuance costs	(4,574)	(377)
	120,894	27,329
Current portion	(6,672)	(1,004)
Long-term portion	$114,222	$26,325

On the Closing Date, the Company entered into a Credit Agreement (the “Credit Agreement , by and among the Company, Royal Bank of Canada, as Administrative Agent (in such capacity, the “Agent”), Collateral Agent, Swing Line Lender and Issuing Bank, RBC Capital Markets, LLC and Truist Securities, Inc., as Syndication Agents, Joint Lead Arrangers and Joint Book Runners, and certain other banks and financial institutions serving as lenders (collectively with their successors and assigns, the “Lenders”). The Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $125.0 million (the “Initial Term Loans”), which was fully drawn on the Closing Date to finance the Business Combination and related transaction costs, (ii) a revolving credit facility in an aggregate principal amount of $40.0 million, which may be drawn after the Closing Date for working capital and other general corporate purposes, and (iii) a delayed draw term loan facility in an aggregate principal amount of $20.0 million, which will be available to be drawn from and after the Closing until the six month anniversary of the Closing Date to finance permitted acquisitions and similar permitted investments (collectively, the “Credit Facilities”).

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

(19)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

CMG Loan Agreement

On the Closing Date, the Company repaid all outstanding term loan borrowings under CMG previous loan agreement (the “Loan Agreement” and the Loan Agreement was terminated. The Company repaid $24.5 million, inclusive of $487,000 in prepayment penalties, fees and interest. The Company recorded a loss on early of extinguishment of debt of $806,000, inclusive of the write-off of deferred debt issuance costs and prepayment penalties related to the Loan Agreement.

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

(20)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(21)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Contingent Consideration Common Shares

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, are entitled to receive earn-out consideration to be paid out in the form of Class A Common Stock. Up to an additional 3.5 million and 2.9 million Earnout Shares are payable after the Closing to former owners of CMG and IMC: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1.75 million and 1.45 million Earnout Shares are issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1.75 million and 1.45 million Earnout Shares will be issued and paid to the formers owners of CMG and IMC, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company enters into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction is greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at closing of such change in control transaction, the Share Price Triggers will be deemed to have been satisfied and the Company shall issue, as of such closing, all of the Earnout Shares.  The estimated fair value of the Earnout Shares is recorded as an equity-classified instrument as a component of stockholders' equity. Subsequent to June 30, 2021, the volume weighted average trading price of Class A Common Stock exceeded the First Share Price Trigger on 20 or more days resulting in the satisfaction of the contingent conditions.  Accordingly, 1.75 million and 1.45 million Earnout Shares will be issued and paid to the former owns of CMG and IMC, respectively.

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

(22)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(23)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(24)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Rent expense, including other related expenses for property taxes, sale taxes, and utilities, was approximately $693,000 and $1.4 million for the three and six months ended June 30, 2021, respectively, and $457,000 and $926,000 for the three and six months ended June 30, 2020, respectively. Rent expense is included in Corporate General and Administrative Expenses on the unaudited condensed consolidated statements of operations.

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

(25)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

NOTE 17. SUBSEQUENT EVENTS

DNF Purchase Agreement

On July 5, 2021, the Company entered into an asset purchase agreement (the “DNF Purchase Agreement”), by and among the Company, CareMax Medical Centers of Central Florida, LLC, a Florida limited liability company and indirect wholly-owned subsidiary of the Company (the “Buyer”), Unlimited Medical Services of Florida, LLC, a Florida limited liability company, d/b/a DNF Medical Centers (“DNF”), and certain other parties thereto (the “DNF Parties”), pursuant to which, upon the consummation of the transactions contemplated by the Purchase Agreement (the “ DNF Closing”), the Buyer will acquire all of the assets of the Seller not otherwise excluded by the DNF Purchase Agreement, constituting the DNF’s medical practice in the Orlando metropolitan area, including six medical centers serving more than 4,000 MA members (the “DNF Purchased Assets”), and will assume certain liabilities of DNF as set forth in the DNF Purchase Agreement.

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

(26)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(27)

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

(28)

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

(29)

Our Business

CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. The Company is an at-risk primary-care provider contracted by MA and Medicaid plans to provide care to patients in Florida, which is one of the largest and fastest growing Medicare and dual-eligible markets in the US. We have entered into a definitive agreement to acquire DNF, which would expand our business to Central Florida, and have embarked on a plan to expand our business nationwide – see - Key Factors Affecting Our Performance - Expand our Center Base within Existing and New Markets. CareMax operates a growing network of physicians and multi-specialty medical and wellness centers. The Company utilizes a high touch, comprehensive approach to primary care for patients that incorporates both high quality clinical service and the integration of technology and data analytics to manage patient’s healthcare. By proactively managing patient’s health and working to impact patient wellbeing prior to acute healthcare episodes, the Company is able to maintain high patient satisfaction while also helping to reduce unnecessary healthcare expenses. The Company is able to benefit from this dynamic through value-based payor contracts that provide the Company with the opportunity to participate in performance bonuses and surplus sharing agreements. The Company currently operates 34 medical centers in Florida with an additional two centers under construction, which are expected to open in 2022, and plans to acquire an additional six medical centers as part of the DNF acquisition. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

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

(30)

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

Comparability of Financial Results

On June 8, 2021, we consummated the transactions contemplated by that certain Business Combination Agreement, dated December 18, 2020 (the “Business Combination Agreement”), by and among CMG, the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC, IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”), and Deerfield Partners, L.P. (“Deerfield Partners”), pursuant to which, on June 8, 2021 (the “Closing Date”), DFHT acquired 100% of the equity interests of CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT. Immediately upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions (the “Business Combination”), the name of the combined company was changed to CareMax, Inc..  CMG was determined to be the accounting acquirer in the Business Combination. Accordingly, the acquisition of CMG by the Company was accounted for as a reverse recapitalization.  Under this method of accounting, the Company was treated as the acquiree for financial reporting purposes.  The net assets of the Company were stated at their historical cost, with no goodwill or other separately identifiable intangible assets recorded.  The balance sheet, results of operations and cash flows prior to the Business Combination are those of CMG.  Further, CMG was determined to the accounting acquirer of IMC and the acquisition of IMC (the “IMC Acquisition”) was accounted for in accordance with FASB ASC Topic 805, Business Combinations (“ASC 805”) as a business combination.  Accordingly, the IMC assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of the Closing Date.  The IMC Acquisition drove, among other things, increases of $6.2 million in Property and Equipment, $34.1 million in amortizable intangible assets and $300.0 million in goodwill as of June 30, 2021, compared to our balance sheet as of December 31, 2020.  The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

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

(31)

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

 *Figures may not total due to rounding

(32)

Medicare Advantage Patients

As of June 30, 2021, CareMax had approximately 21,500 Medicare Advantage patients of which 95% were in value-based, or risk-based, agreements. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for all of the patient’s medical costs, including but not limited to emergency room and hospital visits, post-acute care admissions, prescription drugs, specialist physician spend (e.g., orthopedics) and primary care spend. For these patients CareMax is attributed an agreed percentage of the premium the MA plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by the Company). CareMax’s value proposition to these patients and their MA plan is to improve these patients’ health and reduce these patients’ healthcare costs by providing a more comprehensive patient experience via the CareMax system, whereby CareMax has invested more heavily in primary care to avoid more expensive downstream costs, such as hospital admissions. Because CareMax is at-risk for the entirety of a patient’s medical expense, investing more heavily in preventative primary care makes economic sense given the relative costs to acute, episodic hospital-based care. CareMax is not delegated for claims payments and therefore does not receive the agreed percentage of premiums from the MA plan nor does it pay claims. A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the MA plan. If medical costs paid by the MA plan exceed premiums, CareMax is responsible to reimburse the MA plan.

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

(33)

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

(34)

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

Our payor partners will also direct patients to CareMax. They do this either by assigning patients who have not yet selected a primary care provider to CareMax, or by insurance agents informing their clients about CareMax, which we believe often results in the patient selecting us as their primary care provider when they select an MA plan. Payors dedicate a large share of their internal efforts to reducing medical costs, and they have a nearly unlimited desire to engage with solutions proven to achieve that goal. Due to our care delivery model’s patient-centric focus, we have been able to consistently help payors manage their costs while raising the quality of their plans, affording them quality bonuses that increase their revenue. We believe that we represent an attractive opportunity for payors to meaningfully improve their overall membership growth in a given market without assuming any financial downside.

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

(35)

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

(36)

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

External Provider Costs

External Provider Costs will vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which can result in an increase in medical expenses during these time periods. We would therefore expect to see higher levels of per-patient medical costs in the first and fourth quarters. Medical costs also depend upon the number of business days in a period. Shorter periods will have lesser medical costs due to fewer business days. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another. We would also expect to experience an impact in the future should there be another pandemic such as COVID-19, which may result in increased or decreased total medical costs depending upon the severity of the infection, the duration of the infection and the impact to the supply and availability of healthcare services for our patients.

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

(37)

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

EBITDA and Adjusted EBITDA

Management defines “EBITDA” as net income or net loss before interest expense, income tax expense or benefit, depreciation and amortization, change in fair value of warranty liabilities, gain or loss on extinguishment of debt. “Adjusted EBITDA” is defined as EBITDA adjusted for special items such as duplicative costs , non-recurring legal, consulting, and professional fees, de novo costs for the first 12 months after opening, acquisition costs and other costs that are considered one-time in nature as determined by management. Adjusted EBITDA is intended to be used as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP.  Management believes that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measure with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, we may incur future expenses similar to those excluded when calculating these measures.  In addition, our presentations of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items.  Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

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

(38)

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

(39)

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

While we believe we have incurred approximately $11.2 million of direct non-recurring COVID-19 costs, management cannot accurately predict of the impact for the foreseeable future especially given the geographical concentration of patients in South Florida.

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

(40)

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

(41)

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

(42)

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

(43)

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

	Three Months Ended June 30,
$'000s	2021	2020		$ Change	% Change
Revenue
Medicare Risk-Based Revenue	$71,902	$67,883		$4,019	5.9%
Medicaid Risk-Based Revenue	20,454	14,828		5,626	37.9%
Other Revenue	5,424	4,980		444	8.9%
Total Revenue	$97,780	$87,691		$10,089	11.5%
Operating Expense
External Provider Costs	73,491	56,027		17,464	31.2%
Cost of Care	12,762	10,465		2,297	21.9%
Sales And Marketing	1,688	1,245		443	35.6%
Corporate, General And Administrative	20,720	8,407		12,313	146.5%
Depreciation and Amortization	3,780	4,077		(297)	(7.3)%
Total Costs and Expenses	$112,441	$80,221		$32,220	40.2%
Operating (loss) income	$(14,661)	$7,471		$(22,132)	(296.2)%
Interest income (expense), net	(1,666)	(1,456)		(210)	14.4%
Gain on remeasurement of warrant liabilities	1,795		–	1,795
Gain on Extinguishment of Debt	1,358		–	1,358
Other income/(expense)	29	(190)		219	(115.2)%
Income/(Loss) Before Income Taxes	$(13,145)	$5,826		$(18,971)	(325.6)%
Provision for Income Taxes	–		–	–
Net Income/(Loss)	$(13,145)	$5,826		$(18,971)	(325.6)%

*Figures may not total due to rounding

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

(44)

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

 *Figures may not total due to rounding

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

(45)

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

(46)

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

	Six Months Ended June 30,
$'000s	2021	2020		$ Change	% Change
Revenue
Medicare Risk-Based Revenue	$143,648	$137,119		$6,529	4.8%
Medicaid Risk-Based Revenue	39,351	25,655		13,696	53.4%
Other Revenue	10,218	10,373		(155)	(1.5)%
Total Revenue	$193,217	$173,147		$20,070	11.6%
Operating Expense
External Provider Costs	139,093	112,883		26,210	23.2%
Cost of Care	25,836	22,841		2,995	13.1%
Sales And Marketing	3,170	2,330		840	36.1%
Corporate, General And Administrative	31,493	16,796		14,697	87.5%
Depreciation and Amortization	7,265	8,424		(1,159)	(13.8)%
Total Costs and Expenses	$206,857	$163,274		$43,583	26.7%
Operating (loss) income	$(13,641)	$9,874		(23,514)	(238.2)%
Interest income (expense), net	(3,063)	(2,915)		(147)	5.0%
Gain on remeasurement of warrant liabilities	1,795		–	1,795
Gain on Extinguishment of Debt	1,358		–	1,358
Other income/(expense)	(385)	(389)		4	(1.1)%
Income/(Loss) Before Income Taxes	$(13,936)	$6,569		$(20,504)	(312.1)%
Provision for Income Taxes	–		–	–
Net Income/(Loss)	$(13,936)	$6,569		$(20,504)	(312.1)%

 *Figures may not total due to rounding

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

(47)

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

(48)

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

Financing Activities: Net cash provided by financing activities for the six months ended June 30, 2021 was $381.9 million compared to $4.5 million during the six months ended June 30, 2021.  Net cash provided by financing activities for the six months ended June 30, 2021 was primarily related to the Business Combination, and consisted of $125.0 million of borrowings from the borrowings under the Credit Facilities, $410.0 million for the issuance and sale of Class A Common Stock, partially offset by cash used in the consummation of the reverse recapitalization of $108.8 million, repayment of borrowings, including all outstanding borrowings under the Loan Agreement, of $24.5 million, equity issuance costs of $12.5 million, payment of deferred financing costs of $6.9 million and payment of debt prepayment penalties of $500,000 related to the early repayment of borrowings under the Loan Agreement.

Net cash provided by financing activities for the six months ended June 30, 2020 consisted of $2.5 million of borrowings under the Loan Agreement and $2.2 million of proceeds under the Paycheck Protection Program, partially offset by member distributions and repayments of debt under the Loan Agreement.

 Contractual Obligations and Commitments

(49)

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

Revenue

The transaction price for our capitated payor contracts is variable as it primarily includes PPPM fees associated with unspecified membership. PPPM fees can fluctuate throughout the contract based on the health status (acuity) of each individual enrollee. In certain contracts, PPPM fees also include “risk adjustments” for items such as performance incentives, performance guarantees and risk shares. The capitated revenues are recognized based on the estimated PPPM fees earned net of projected performance incentives, performance guarantees, risk shares and rebates because we are able to reasonably estimate the ultimate PPPM payment of these contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits. Subsequent changes in PPPM fees and the amount of revenue to be recognized are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount.

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

(50)

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

(51)

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

(52)

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

(53)

The Company’s operations prior to the Business Combination were materially different compared to the Company post-Business Combination. The design and implementation of internal control over financial reporting for the post-Business Combination Company has required and will continue to require significant time and resources from management and other personnel.  In connection with the acquisitions consummated during the three months ended June 30, 2021, we began establishing standards and procedures at the acquired subsidiaries, controls over accounting systems and over the preparation of financial statements in accordance with generally accepted accounting principles to ensure that we have in place appropriate internal control over financial reporting at the acquired subsidiaries. We are continuing to integrate the acquired operations of each subsidiary into our overall internal control over financial reporting process.

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

(54)

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

(55)

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

10.9	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).
10.10	CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*              Filed herewith.

**           Furnished herewith.

†              Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(56)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: August 26, 2021		/s/ Carlos de Solo
	Name:	Carlos de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 26, 2021		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(57)