Form 10-Q
period 2021-09-30
CareMax, Inc.
filed 2021-11-15
CIK 1813914

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 15, 2021, the registrant had 87,073,985 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share issued and outstanding.

CareMax, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

PART I. – FINANCIAL INFORMATION

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$80,451	$4,934
Accounts receivable, net	33,624	9,395
Inventory	398	15
Prepaid expenses	17,926	183
Risk settlements due from providers	464	80
Due from related parties	-	274
Total Current Assets	132,863	14,881

Property and equipment, net	16,163	4,796
Goodwill	449,470	10,068
Intangible assets, net	61,575	8,575
Deferred debt issuance costs	2,084	-
Other assets	1,109	183
Total Assets	$663,264	$38,503

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,677	$1,044
Accrued expenses	8,346	2,572
Accrued interest payable	-	149
Risk settlements due to providers	171	643
Current portion of long-term debt	6,279	1,004
Due to related parties	-	39
Other current liabilities	2,831	-
Total Current Liabilities	23,304	5,451

Derivative warrant liabilities	17,110	-
Long-term debt, less current portion	112,890	26,325
Other liabilities	6,032	-
Total Liabilities	159,336	31,776
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS'/MEMBER'S EQUITY
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 87,073,985 shares issued and outstanding at September 30, 2021)	9	-
Additional paid-in-capital	506,108	-
Accumulated deficit	(2,189)	-
Member units (no par value, 200 authorized, issued and outstanding at December 31, 2020)	-	223
Members' equity	-	6,504
Total Stockholders'/Members' Equity	503,928	6,727

Total Liabilities and Stockholders'/Members' Equity	$663,264	$38,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Medicare risk-based revenue	$76,428	$24,242	$142,005	$75,083
Medicaid risk-based revenue	20,884	-	26,333	-
Other revenue	7,308	64	9,118	251
Total Revenue	104,620	24,306	177,456	75,334

Operating Expenses
External provider costs	73,329	17,304	127,023	49,110
Cost of care	21,602	4,341	34,822	12,244
Sales and marketing	1,274	311	2,340	811
Corporate, general and administrative	13,589	1,885	24,264	4,626
Depreciation and amortization	5,176	359	7,127	1,072
Acquisition related costs	879	-	1,028	-
Total operating expenses	115,849	24,200	196,604	67,863
Operating income (loss)	(11,229)	106	(19,148)	7,471
Interest (expense), net	(1,291)	(387)	(2,587)	(1,117)
Gain on remeasurement of warrant liabilities	10,227	-	12,022	-
Gain on extinguishment of debt, net	279	-	1,637	-
Other income (expense), net	(840)	-	(840)	-
Income (loss) before income tax	(2,854)	(281)	(8,916)	6,354
Income tax provision (benefit)	-	-	-	-
Net income (loss)	$(2,854)	$(281)	$(8,916)	$6,354

Net income (loss) attributable to non-controlling interest	-	34	-	26
Net income (loss) attributable to controlling interest	$(2,854)	$(315)	$(8,916)	$6,328

Net income (loss) attributable to CareMax, Inc. Class A common stockholders	$(2,854)	$(315)	$(8,916)	$6,328
Weighted average basic shares outstanding	82,552,520	10,796,069	40,847,294	10,796,069
Weighted average diluted shares outstanding	82,552,520	10,796,069	40,847,294	10,796,069
Net income (loss) per share
Basic	$(0.03)	$(0.03)	$(0.22)	$0.59
Diluted	$(0.03)	$(0.03)	$(0.22)	$0.59

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'/MEMBERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Class A Common Stock		Additional	Total	Retained Earnings /	Noncontrolling	Total
	Shares	Amount	Paid-in-capital	Controlling Interest	(Accumulated Deficit)	Interest	Equity
BALANCE - DECEMBER 31, 2019	-	$-	$-	$5,160	$-	$(214)	$4,946
Net income (loss)	-	-	-	3,261	-	(90)	3,171
Purchase of non-controlling interest	-	-	-	(400)	-	-	(400)
Change in ownership due to change in non-controlling interest	-	-	-	(44)	-	44	-
BALANCE- MARCH 31, 2020	-	-	-	7,977	-	(260)	7,717
Net income (loss)	-	-	-	3,382	-	82	3,464
Change in ownership due to change in non-controlling interest	-	-	-	-	-	-	-
Distributions	-	-	-	(81)	-	-	(81)
BALANCE- JUNE 30, 2020	-	-	-	11,278	-	(178)	11,100
Net income	-	-	-	(315)	-	34	(281)
Change in ownership due to change in non-controlling interest	-	-	-	(42)	-	42	-
Distributions	-	-	-	(63)	-	-	(63)
BALANCE- SEPTEMBER 30, 2020	-	$-	$-	$10,858	$-	$(102)	$10,756

BALANCE - DECEMBER 31, 2020	-	$-	$-	$6,727	$-	$-	$6,727
Net income	-	-	-	1,302	-	-	1,302
Distributions	-	-	-	-	-	-	-
BALANCE- MARCH 31, 2021	-	-	-	8,029	-	-	8,029
Activity prior to the business combination:
Additional paid-in-capital	-	-	-	-	-	-	-
Net loss		-		(6,487)			(6,487)
Effects of the business combination:							-
Reverse recapitalization	28,780,819	3	(137,426)	(1,542)	1,542	-	(137,423)
Equity consideration issued to acquire IMC	10,412,023	1	155,346	-	-	-	155,347
Contingent consideration	-	-	38,348	-	-	-	38,348
Shares issued for holdback	55,000	-	821	-	-	-	821
Proceeds from the sale of Class A common stock, net of offering costs	41,000,000	4	397,525	-	-	-	397,529
Activity after the business combination:							-
Net loss	-	-	-		(877)	-	(877)
Equity consideration issued to acquire SMA	384,615	-	5,027	-	-	-	5,027
BALANCE- JUNE 30, 2021	80,632,457	8	459,641	-	665	-	460,314
Equity consideration issued to acquire DNF	2,741,528	-	26,072	-	-	-	26,072
Reverse recapitalization	-	-	(104)	-	-	-	(104)
Contingently issuable stock to CMG Sellers and IMC Parent	3,200,000	1	-	-	-	-	1
Proceeds from the sale of Class A common stock, net of offering costs	500,000	-	6,650	-	-	-	6,650
Stock compensation expense	-	-	966	-	-	-	966
Series A Warrants issued to Related	-	-	12,883	-	-	-	12,883
Net income	-	-	-	-	(2,854)	-	(2,854)
BALANCE- SEPTEMBER 30, 2021	87,073,985	$9	$506,108	$-	$(2,189)	$-	$503,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(8,916)	$6,354
Adjustments to reconcile net (loss)/income to net cash
(Used in)/provided by operating activities:
Depreciation expense	1,657	626
Amortization expense	5,488	448
Amortization of debt issuance costs	522	52
Stock compensation expense	966	-
Change in fair value of warrant liabilities	(12,022)	-
Gain on extinguishment of debt	(1,637)	-
Changes in operating assets and liabilities:
Accounts receivable	4,296	(583)
Inventory	67	(3)
Prepaid expenses	(1,371)	55
Risk settlements due from/due to providers	(384)	(92)
Due to/from related parties	235	(141)
Other assets	(312)	12
Accounts payable	1,583	(347)
Accrued expenses	(3)	(381)
Other liabilities	1,178	-
Accrued interest	(149)	-
Net Cash (Used In)/Provided by Operating Activities	(8,802)	5,998

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,967)	(1,789)
Acquisition of businesses	(298,344)	(2,656)
Asset Purchase Agreement Holdback Payment	-	(333)
Purchase of noncontrolling interest ownership	-	(316)
Net Cash Used in Investing Activities	(301,311)	(5,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving loan commitment	-	2,467
Loan from Paycheck Protection Program	-	2,164
Proceeds from issuance of Class A common stock	415,000	-
Issuance costs of Class A common stock	(12,471)	-
Reverse recapitalization	(108,386)	-
Proceeds from borrowings on long-term debt and credit facilities	125,000	-
Principal payments on long-term debt	(26,143)	(251)
Payment of deferred financing costs	(6,883)	-
Payment of debt prepayment penalties	(487)	-
Distributions to members	-	(144)
Net Cash Provided by Financing Activities	385,630	4,236

NET INCREASE IN CASH	75,517	5,140
Cash - Beginning of Period	4,934	4,438
CASH - END OF PERIOD	$80,451	$9,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

CAREMAX, INC.

CONDENSED CONSOLIATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020
Equity consideration issued in acquisitions	$187,266	$-
Contingent consideration issued in business combination	38,348	-
Purchase of non-controlling interest through accounts payable	-	183
Payroll Protection Program loan forgiveness	2,164	-
Equity/Warrant consideration issued to The Related Companies, L.P.	14,533	-
SUPPLEMENTAL DISCLOSURES OF CASH ACTIVITIES:
Cash paid for interest	2,317	815
Acquisition of business financed through deferred consideration	-	450
Purchase of non-controlling interest financed through accounts payable	-	83

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Note 1. DESCRIPTION of business

CareMax Inc. (“CareMax” or the “Company”), f/k/a Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), a Delaware corporation, was originally formed in July 2020 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. The Company currently operates 40 wholly owned, multi-specialty medical centers in Florida that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

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

At the Closing, the CMG Sellers and IMC Parent were paid consideration valued in the aggregate at approximately $364 million and $250 million respectively, less repayment of net debt and further subject to the purchase price adjustments set forth in the Business Combination Agreement (the “Closing Consideration”). The net Closing Consideration was comprised of 68% ($229.4 million) and 45% ($85.2 million) in cash for the CMG Sellers and IMC Parent, respectively, with the remainder of the Closing Consideration comprised of 10,796,069 and 10,412,023 shares of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), issued to the CMG Sellers and IMC Parent, respectively, at a reference price of $10.00 per share. The Business Combination Agreement also provides that an additional 3,500,000 and 2,900,000 shares of Class A Common Stock (the “Earnout Shares”) are payable after the Closing to the CMG Sellers and IMC Parent, respectively, upon the satisfaction of certain conditions (see Note 8 – Stockholders' Equity).

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

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Unless the context otherwise requires, “the Company,” “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combination, to CMG and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to CareMax, Inc. and its subsidiaries.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020. In the opinion of management, the accompanying unaudited and condensed consolidated financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2021, including the impacts of COVID-19, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Pursuant to the Business Combination, the acquisition of CMG by DFHT was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, DFHT was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of CMG issuing equity for the net assets of DFHT, accompanied by a recapitalization. The net assets of DFHT are stated at historical cost, with no goodwill or other intangible assets recorded. The condensed consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of CMG. Further, CMG was determined to be the accounting acquirer in the acquisition of IMC (the “IMC Acquisition”), as such, the acquisition is considered a business combination under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations," and was accounted for using the acquisition method of accounting. CareMax recorded the fair value of assets acquired and liabilities assumed from IMC. The presented financial information for the three and nine months ended September 30, 2021 includes the financial information and activities for IMC for the period from June 8, 2021 to (and including) September 30, 2021 (92 and 115 days, respectively). The presented financial information for the three and nine months ended September 30, 2021 includes the financial information and activities for SMA (as defined in Note 3 - Acquisitions) for the period from June 18, 2021 to (and including) September 30, 2021 (92 days and 105 days, respectively). The presented financial information for the three and nine months ended September 30, 2021 includes the financial information and activities for DNF (as defined in Note 3 - Acquisitions) for the period from September 1, 2021 to (and including) September 30, 2021 (30 days and 30 days, respectively). Unless otherwise noted, information for periods prior to the Closing of Business Combination reflects the financial information of CMG only.

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

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

For the three and nine months ended September 30, 2021 and 2020, substantially all of the revenue recognized by the Company was from goods and services, namely, providing access to physicians and wellness centers.

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

Anthem, Inc. ("Anthem") represented approximately 25% and 100% of the Company’s accounts receivable balance as of September 30, 2021 and December 31, 2020, respectively. Anthem represented 46% and 94% of the Company’s revenues for the three months ended September 30, 2021 and 2020 and 51% and 97% of the Company’s revenues for the nine months ended September 30, 2021 and 2020, respectively.

(9)

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

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

External Provider Costs

External Provider Costs include capitation payments and fee for service claims paid, claims in process and pending, and an estimate of unreported claims and charges by physicians, hospitals, and other health care providers for services rendered to enrollees during the period. Changes to prior-period estimates of medical expenses are reflected in the current period.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company follows the provisions of ASC Topic 260, Earnings Per Share” for determining whether contingently issuable shares are included for purposes of calculating net income (loss) per share and determining whether instruments granted in equity-based compensation arrangements are participating securities for purposes of calculating net income (loss) per share. See Note 9, Net Income (Loss) Per Share.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, "Leases" (“ASU 2016-02”), which amended the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. ASU 2016-02 also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. In June 2020, the FASB issued ASU 2020-05, “Revenue from Contracts with Customers and Leases,” that deferred the required effective date for non-issuers to fiscal years beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Because the Company is currently an emerging growth company, the Company plans to adopt ASU 2016-02 on January 1, 2022. Because of the number of leases the Company utilizes to support its operations, the adoption of ASU 2016-02 is expected to have a significant impact on the Company’s financial position and results of operations. The total future

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

estimated gross annual lease payments are $67.6 million as of September 30, 2021. Management is currently evaluating the extent of this anticipated impact on the Company’s financial statements, including quantitative and qualitative factors, as well as any changes to its leasing strategy that may be needed.

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

(1) Represents cash consideration inclusive of the payment of $79.8 million of IMC debt simultaneous with the Closing and the reimbursement of IMC Parent's transaction costs of $7.3 million.

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

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

The IMC Acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired recorded at their estimated fair values as of the acquisition date.

As of September 30, 2021, we have not finalized the acquisition accounting related to the IMC Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase consideration and the preliminary fair value of the assets acquired and liabilities assumed (in thousands):

Purchase price allocation

Cash	$14,842
Accounts receivable	21,298
Other current assets	1,446
Property, plant, & equipment	6,198
Intangible assets	34,121
Other assets	448
Accounts payable and accrued expenses	(8,793)
Long term debt	(197)
Other long term liabilities	(1,898)
Net Assets Acquired	67,465
Excess of Consideration over Net Assets Acquired	299,803
Total Consideration	$367,268

Goodwill represents the excess of the gross consideration transferred over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The amount allocated to goodwill and intangible assets is subject to final adjustment to reflect the final valuations. The goodwill recognized that is expected to be deductible for income tax purposes is $299.8 million.

The fair value associated with definite-lived intangible assets was $34.1 million, comprised of $33.9 million in risk contracts and $263,000 in trademarks. The definite-lived intangible assets will be amortized ranging from one to six years.

The Company’s net revenue and loss before income taxes for the nine months ended September 30, 2021 includes revenues of $88.2 million and net income before taxes of $970,000 related to IMC.

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

Cash consideration (1)	$52,000
Share consideration (2)	$5,027

(1) Represents cash consideration of $52.0 million, including a holdback of $2.5 million.

(2) Represents equity consideration of 384,615 shares of Class A Common Stock valued at $5.0 million based on the June 18, 2021 closing price of $13.07.

The SMA Acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired and liabilities assumed liabilities recorded at their estimated fair values as of the acquisition date.

As of September 30, 2021, we have not finalized the acquisition accounting related to the SMA Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the acquisition date as

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the consideration paid and the preliminary fair value of the assets acquired and liabilities assumed (in thousands):

Purchase price allocation
Cash	$73
Accounts receivable	1,830
Property, plant & equipment	178
Intangible Assets	8,824
Other assets	29
Accounts payable and accrued expenses	(178)
Net Assets Acquired	10,756
Excess of Consideration over Net Assets Acquired	46,271
Total Consideration	$57,027

Goodwill was recognized as the excess of the purchase price over the net identifiable assets recognized. The goodwill is primarily attributed to our assembled workforce, the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The goodwill recognized that is expected to be deductible for income tax purposes is $46.3 million.

The Company incurred and expensed acquisition-related transaction costs of $149,000 related to the SMA Acquisition that were paid by the Company.

The fair value associated with definite-lived intangible assets was $8.8 million, comprised of $8.7 million in risk contracts and $92,000 in tradenames. The definite-lived intangible assets will be amortized over periods ranging from one to six years.

The Company’s net revenue and loss before income taxes for the nine months ended September 30, 2021 includes revenues of $6.5 million and net income before taxes of $661,000 related to SMA.

Acquisition of DNF

On September 1, 2021, the Company acquired 100% of the assets of Unlimited Medical Services of Florida, LLC, ("DNF"), a Florida limited liability company, dba DNF Medical Centers, for total purchase consideration of $114.2 million, subject to final closing adjustments (the "DNF Acquisition"). The purchase consideration was comprised of the following (in thousands):

Cash consideration (1)	$88,118
Share consideration (2)	$26,072

(1)
Represents cash consideration inclusive of the payment of DNF seller transaction costs of $242,000.
(2)
Represents equity consideration of 2,741,528 shares of Class A Common Stock valued at $26.1 million based on the September 1, 2021 closing price of $9.51.

The DNF Acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired recorded at their estimated fair values as of the acquisition date.

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2021, we have not finalized the acquisition accounting related to the DNF Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase consideration and the preliminary fair value of the assets acquired (in thousands):

Purchase price allocation

Cash	$-
Accounts receivable	$3,732
Property, plant & equipment	3,520
Intangible Assets	14,691
Other assets	65
Net Assets Acquired	22,008
Excess of Consideration over Net Assets Acquired	92,182
Total Consideration	$114,190

Goodwill represents the excess of the gross consideration transferred over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The amount allocated to goodwill and intangible assets is subject to final adjustment to reflect the final valuations. The goodwill recognized that is expected to be deductible for income tax purposes is $92.2 million.

The Company incurred and expensed acquisition-related transaction costs of $701,000 related to the DNF Acquisition that were paid by the Company.

The fair value associated with definite-lived intangible assets was $14.7 million, comprised of $14.0 million in risk contracts and $646,000 in trademarks. The definite-lived intangible assets will be amortized ranging from one to six years.

The Company’s net revenues and loss before income taxes for the nine months ended September 30, 2021 includes revenue of $4.9 million and net income before income taxes of $14,000 related to DNF.

Other Acquisitions

During the nine months ended September 30, 2021, we acquired 100% of two additional business. The acquisitions were accounted for as business combinations and the overall impact to our unaudited condensed consolidated financial statements was not considered to be material. The fair value associated with definite-lived intangible assets from the acquisitions was $852,000. The total fair value of consideration paid or payable on the acquisition was $2.2 million.

NOTE 4. REINSURANCE

The Company has acquired insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in the accompanying condensed consolidated statements of operations.

The nature of the Company’s stop loss coverage is to limit the benefits paid under one patient. The Company’s stop loss limits are defined within each health plan contract and stop loss purchased from a third party and range from $30,000 to $200,000 per patient per year. Premium expense incurred was $3.3 million and $5.5 million for the three and nine months ended September 30, 2021, respectively, and approximately $254,000 and $747,000 for the three and nine months ended September 30, 2020, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans are unable to fulfill their obligations under stop loss contractual terms.

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Recoveries recognized were $5.2 million and $6.9 million for the three and nine months ended September 30, 2021, respectively and $93,000 and $301,000 for the three and nine months ended September 30, 2020, respectively. Estimated recoveries under stop loss policies are reported within the capitation receivable or amounts due health plans as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill from December 31, 2020 to September 30, 2021 (in thousands):

Carrying Amount
Balance at December 31, 2020	$10,068
Acquired goodwill during the period	439,402
Balance at September 30, 2021	$449,470

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
September 30, 2021
Risk Contracts	$64,967	$(5,655)	$59,312	7
Trademarks	1,696	(318)	1,378	1
Non-compete agreements	1,320	(435)	885	5
Total	$67,983	$(6,408)	$61,575

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
December 31, 2020
Risk Contracts	$8,174	$(682)	$7,492	11
Non-compete agreements	1,320	(237)	1,083	5
Total	$9,494	$(919)	$8,575

Amortization expense totaled $1.1 million and $1.3 million for the three and nine months ended September 30, 2021, respectively, and $141,000 and $281,000 for the three and nine months ended September 30, 2020, respectively.

The estimated amortization expense related to the fair value of acquired intangible assets for the remainder of 2021, each of the succeeding five years, and thereafter is (in thousands):

Remainder of 2021	$4,798
2022	14,346
2023	11,636
2024	9,598
2025	7,945
2026	7,197
2027 and thereafter	6,055

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

NOTE 6. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2021 and December 31, 2020 is as follows (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$6,905	$2,726
Vehicles	3,693	2,823
Furniture and equipment	8,040	1,983
Construction in progress	2,278	360
Total	20,916	7,892
Less: Accumulated depreciation	(4,753)	(3,096)
Total Property and equipment, net	$16,163	$4,796

Construction in progress at September 30, 2021 is made up of various leasehold improvements at the Company's medical centers. The Company has a contractual commitment to complete the construction of its Homestead medical center with remaining estimated capital expenditures of $700,000. Plans have been submitted for the Company's East Hialeah medical center, and the opening of the facility is projected in the fourth quarter of 2022. The projects are being funded internally.

Depreciation expense totaled $1.0 million and $1.7 million for the three and nine months ended September 30, 2021 and 2020, respectively, and $193,000 and $626,000 for the three and nine months ended September 30, 2020, respectively.

NOTE 7. LONG TERM DEBT

Long-term debt consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Secured term loans	$123,438	$24,184
Payroll protection plan	-	2,164
Other	72	1,358
Unamortized debt issuance costs	(4,341)	(377)
	119,169	27,329
Current portion	(6,279)	(1,004)
Long-term portion	$112,890	$26,325

On the Closing Date, the Company entered into a Credit Agreement (the “Credit Agreement , by and among the Company, Royal Bank of Canada, as Administrative Agent (in such capacity, the “Agent”), Collateral Agent, Swing Line Lender and Issuing Bank, RBC Capital Markets, LLC and Truist Securities, Inc., as Syndication Agents, Joint Lead Arrangers and Joint Book Runners, and certain other banks and financial institutions serving as lenders (collectively with their successors and assigns, the “Lenders”). The Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $125.0 million (the “Initial Term Loans”), which was fully drawn on the Closing Date to finance the Business Combination and related transaction costs, (ii) a revolving credit facility in an aggregate principal amount of $40.0 million for working capital and other general corporate purposes, of which $0 was drawn as of September 30, 2021 and (iii) a delayed draw term loan facility in an aggregate principal amount of $20.0 million, which will be available to be drawn from and after the Closing until the six month anniversary of the Closing Date to finance permitted acquisitions and similar permitted investments and of which $0 was drawn as of September 30, 2021 (collectively, the “Credit Facilities”).

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

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

All obligations under the Credit Agreement are guaranteed by the Company and substantially all of its subsidiaries, and all obligations under the Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of the Company and its subsidiaries. As of September 30, 2021, the Company was in compliance, in all material respects, with all covenants under the Credit Agreement.

CMG Loan Agreement

On the Closing Date, the Company repaid all outstanding term loan borrowings under CMG's previous loan agreement (the “Loan Agreement”) and the Loan Agreement was terminated. The Company repaid $24.5 million, inclusive of $487,000 in prepayment penalties, fees and interest. The Company recorded a loss on early of extinguishment of debt of $806,000, inclusive of the write-off of deferred debt issuance costs and prepayment penalties related to the Loan Agreement.

Other Debt

Other long-term debt repaid on the Closing Date totaled $229,000. In addition, $2.0 million was deposited into an escrow account as security for amounts borrowed under the Paycheck Protection Program ("PPP"). In the three months ended September 30, 2021, the Company paid $2.0 million to the CMG sellers for the amount owed related to a loan under the PPP. This amount was held in escrow as of June 30, 2021 and was reported in restricted cash in the June 30, 2021 condensed consolidated balance sheet. During the three and nine months ended September 30, 2021, borrowings under the PPP of $279,000 and $2.5 million were forgiven and are included in the gain on extinguishment of debt.

Future maturities of debt outstanding at September 30, 2021 are as follows (in thousands):

Amount
Remainder of 2021	$1,570
2022	6,275
2023	6,265
2024	8,611
2025	11,726
2026	89,063
Total	$123,510

NOTE 8. STOCKHOLDERS’ EQUITY

The unaudited condensed consolidated statement of changes in equity reflects the Reverse Recapitalization and the IMC Acquisition as discussed in Notes 2 and 3. As CMG was deemed the accounting acquirer in the Reverse Recapitalization with DFHT, all periods prior to the consummation of the Business Combination reflect the balances and activity of CMG.

In connection with the Business Combination, the Company adopted the third amended and restated certificate of incorporation, dated June 8, 2021 (the “Amended and Restated Charter”) to, among other things, increased the total number of authorized

(18)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

shares of all classes of capital stock, par value of $0.0001 per share, to 261,000,000 shares, consisting of (i) 260,000,000 shares of common stock, including 250,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock, and (ii) 1,000,000 shares of preferred stock. In addition, 3,593,750 shares of Class B Common Stock were converted, on a one-for-one basis, into shares of Class A Common Stock, and as of September 30, 2021, there were no shares of Class B Common Stock issued or outstanding.

Also in connection with the Business Combination, (i) Deerfield Partners and the Sponsor purchased an aggregate of 10,000,000 shares of Class A Common Stock (the “Deerfield PIPE Investments”), consisting of 9,600,000 shares of Class A Common Stock purchased by Deerfield Partners and 400,000 shares of Class A Common Stock purchased by the Sponsor, for a purchase price of $10.00 per share and an aggregate purchase price of $100.0 million and (ii) certain investors purchased an aggregate of 31,000,000 shares of Class A Common Stock (the “Third-Party PIPE Investments,” and together with the Deerfield PIPE Investments, the “PIPE Investments”), for a purchase price of $10.00 per share, for an aggregate purchase price of $310.0 million. The Company paid offering costs of $12.8 million.

In connection with the acquisition of SMA (see Note 3 - Acquisitions), the Company issued 384,615 shares of Class A Common Stock.

On July 13, 2021, the Company issued 500,000 shares of Class A Common Stock to the Related Group in connection with the execution of the Advisory Agreement (as defined below).

In connection with the DNF Acquisition (see Note 3 - Acquisitions), the Company issued 2,741,528 shares of Class A Common Stock to DNF. Also, during the three months ended September 30, 2021, the first tranche of contingently issuable shares totaling an aggregate of 3,200,000 shares of Class A Common Stock were issued to the CMG Sellers and IMC Parent (“Earnout Shares” described in Contingent Consideration Common Shares below). In total, this activity brought the total number of shares of Class A Common Stock outstanding at September 30, 2021 to 87,073,985.

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

(19)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

satisfied for any 20 trading days within a 30-trading day period and subject to certain adjustments and conditions as described in the Series B Warrant. In the event that the Series B Warrant is called for redemption by the Company, the Advisor may pay the exercise price for the Series B Warrant Shares six months following the notice of redemption by the Company.

The company assessed the substance of the Subscription Agreement and determined that all instruments referenced in the Subscription Agreement should be assessed under the guidance of ASC 718 as non-employee awards issued to Related in exchange for real estate advisory services to be rendered per the Advisory Agreement. As a result, the Company recorded the Series A Warrants as a component of additional paid-in-capital using the fair value as of July 13, 2021.

Preferred Stock

The Amended and Restated Charter authorizes the Company to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Redeemable Warrants - Public Warrants

On July 16, 2020, in connection with the IPO, DFHT sold 2,875,000 Public Warrants. Each whole Public Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreements entered into at the time of the IPO, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A Common Stock. This means only a whole Public Warrant may be exercised at a given time by a warrant holder. No fractional warrants were issued upon separation of the units issued in connection with the IPO and only whole Public Warrants will trade. The Company may redeem the Public Warrants when the price per share of Class A Common Stock equals or exceeds certain threshold prices.

Redeemable Warrants - Private Placement Warrants

Also in connection with the IPO, DFHT issued the 2,916,667 Private Placement Warrants at a purchase price of $1.50 per warrant. The Private Placement Warrants (including the Class A Common Stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination (except, among other limited exceptions to DFHT’s officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and they will not be redeemable by CareMax for cash so long as they are held by the initial stockholders or their permitted transferees. With some exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

(20)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Contingent Consideration Common Shares

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, are entitled to receive earn-out consideration to be paid out in the form of Class A Common Stock. The Business Combination Agreement provides that up to an additional 3,500,000 and 2,900,000 Earnout Shares are payable after the Closing to former owners of CMG and IMC: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1,750,000 and 1,450,000 Earnout Shares are issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1,750,000 and 1,450,000 Earnout Shares will be issued and paid to the formers owners of CMG and IMC, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company enters into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction is greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at closing of such change in control transaction, the Share Price Triggers will be deemed to have been satisfied and the Company shall issue, as of such closing, all of the Earnout Shares. The estimated fair value of the Earnout Shares is recorded as an equity-classified instrument as a component of stockholders' equity. During the three months ended September 30, 2021, the volume weighted average trading price of Class A Common Stock exceeded the First Share Price Trigger on 20 or more days resulting in the satisfaction of the contingent conditions. Accordingly, 1,750,000 and 1,450,000 Earnout Shares were issued and paid to the CMG Sellers and IMC Parent, respectively.

Equity-based Compensation

On June 4, 2021, the stockholders of the Company approved the CareMax Inc. 2021 Long-term Incentive Plan (the “2021 Plan”), effective on the Closing Date. The 2021 Plan permits the grant of equity-based awards to officers, directors, employees and other service providers. The 2021 Plan permits the grant of an initial share pool of 7,000,000 shares of Class A Common Stock and will:

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

As of September 30, 2021, no grants have been made and there were no shares of Class A Common Stock issued or outstanding under the 2021 Plan.

Stock Based Compensation Expense

In July 2021, the Company’s board of directors authorized an award of 100,000 shares of Class A Common Stock to an executive. The award has not been granted as of September 30, 2021. There are no additional performance or market conditions that will be required to be satisfied before the award is granted. The historical close price of the Class A Common Stock was $9.66 on September 30, 2021. Based on this fact pattern, the Company has recorded Stock Based Compensation expense totaling $966,000 for the three months ended September 30, 2021.

NOTE 9. NET INCOME (LOSS) PER SHARE

The Business Combination was accounted for as a reverse recapitalization by which CMG issued equity for the net assets of the Company accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

(21)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

The Earnout Shares are excluded from the computation of basic net income (loss) per share until the conditions to trigger the issuance of the Earnout Shares have been satisfied. During the three months ended September 30, 2021, the first tranche of Earnout Shares totaling 3,200,000 shares of Class A Common Stock were issued to the CMG Sellers and IMC Parent and such shares are included in the computation of basic net income (loss) per share from the date of issuance for the three and nine months ended September 30, 2021. The remaining Earnout Shares totaling 3,200,000 shares were excluded from the computation of basic net income (loss) per share for the three and nine months ended September 30, 2021 as the conditions to trigger the issuance of the Earnout Shares had not been satisfied as of September 30, 2021.

The Company excluded the effect of the Earnout Shares from the computation of basic net income (loss) per share for the three months ended September 30, 2021, as the conditions to trigger the issuance of the Earnout Shares had not been satisfied as of September 30, 2021.

The Company excluded the effect of the Public Warrants and the Private Placement Warrants from the computation of diluted net income (loss) per share in the three and nine months ended September 30, 2021 as their inclusion would have been anti-dilutive because the Company was in a loss position for such periods.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of common share outstanding for the period subsequent to the transactions that occurred in connection with the Business Combination (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to CareMax, Inc. class A common stockholders	$(2,854)	$(315)	$(8,916)	$6,328

Weighted average basic shares outstanding	82,552,520	10,796,069	40,847,294	10,796,069
Weighted average diluted shares outstanding	82,552,520	10,796,069	40,847,294	10,796,069

Net income (loss) per share
Basic	$(0.03)	$(0.03)	$(0.22)	$0.59
Diluted	$(0.03)	$(0.03)	$(0.22)	$0.59

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands).

September 30, 2021	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities	$-	$-	$17,110
Debt-classified contingent consideration	-	-	1,400

The fair value of the Public Warrants issued in connection with the IPO and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the IPO has been measured based on the listed market price of such warrants since the IPO. For the three months ended September 30, 2021, the Company recognized a benefit resulting from a decrease in the fair value of the derivative warrant liabilities of $1.8 million.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for nine months ended September 30, 2021.

(22)

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of the Closing (June 8, 2021) and September 30, 2021:

	September 30, 2021	June 8, 2021
Exercise price	$11.50	$11.50
Unit price	$9.66	$14.92
Volatility	43.4%	29.8%
Expected life of the options to convert	4.69	5
Risk-free rate	0.93%	0.77%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities for the nine months ended September 30, 2021 is summarized as follows (in thousands):

Fair value of derivative warrant liabilities at Closing	$29,132
Change in fair value of derivative warrant liabilities	(12,022)
Derivative warrant liabilities at September 30, 2021	$17,110

The following table provides quantitative information regarding Level 3 fair value measurements of the Related Warrants as of the date of issuance:

July 13, 2021
Exercise price	$11.50
Unit price	$13.30
Volatility	50.9%
Expected life of the options to convert	5.00
Risk-free rate	0.85%
Dividend yield	0.0%

NOTE 11. RELATED PARTY TRANSACTIONS

The Company had a 49% ownership interest in Care Smile, LLC (“Care Smile”), a dental care organization with majority ownership by the dental provider, who is the spouse of a member of the Company's senior management. The Company pays for dental services provided to enrollees by Care Smile on a capitated basis. Total capitation payments for the three and nine months ended September 30, 2020 were $0 and $222,000, respectively. The net loss of Care Smile for the three and nine months ended September 30, 2020 was $52,000 and $97,000, respectively. Care Smile was voluntarily dissolved on November 24, 2020.

The Company leases certain facilities from related parties under operating leases expiring through 2026. Rent expenses totaled $0 and $21,000 for the three and nine months ended September 30, 2021.

On July 13, 2021, the Company entered into the Advisory Agreement the Advisor, the substance of which is described in detail in Note 8 - Stockholders Equity.

The relative fair value method was used to allocate the $5.0 million purchase price between the Class A Common Shares and the Series A Warrants under the Subscription Agreement. The Company recorded the excess of the grant date fair value

(23)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

difference between the fair value of the equity and Series A Warrants instruments at the grant date (July 13, 2021) as prepaid service contracts totaling $14.5 million, subject to amortization over the terms of the respective agreements. In the three months ended September 30, 2021, the Company recognized $142,000 of expense related to amortization of the prepaid service contracts.

The Series B Warrants were assigned a value of $0 as the vesting was not probable at issuance through the three months ended September 30, 2021. The grant date fair value of the Series B Warrants will be used to determine the cost of these awards upon the opening of the 12 future sites not yet identified.

On July 13, 2021 the Company's board of directors appointed Mr. Bryan Cho, an Executive Vice President of Related, to serve as a Class III director of the Company. The appointment of Mr. Cho was made in connection with the Advisory Agreement, which provides the Advisor with the right to designate a director to serve on the Company's board of directors, subject to the continuing satisfaction of certain conditions, including that the Advisor and its affiliates maintain ownership of at least 500,000 shares of Class A Common Stock.

The board of directors has determined that Mr. Cho is independent under the rules of the Nasdaq Global Select Market. Mr. Cho has been appointed to serve as a member on the Compensation Committee and Nominating and Governance Committee of the Board. As a director of the Company, Mr. Cho will receive compensation in the same manner as the Company’s other non-employee directors and will enter into the Company’s standard indemnification agreement for directors.

NOTE 12. OPERATING LEASES AND COMMITMENTS

The Company has entered into non-cancelable operating lease agreements for office and clinical space expiring at various times through 2031. The operating lease agreements have renewal options ranging from one to seven years. Future minimum rental payments under these lease agreements, including renewal options which are considered reasonably certain of exercise, consisted of the following at September 30, 2021:

Amount
Remainder of 2021	$2,082
2022	8,610
2023	7,542
2024	7,067
2025	6,685
Thereafter	35,640
Total	$67,626

Rent expense, including other related expenses for property taxes, sale taxes, and utilities, was approximately $2.8 million and $4.4 million for the three and nine months ended September 30, 2021, respectively, and $575,000 and $1,501,000 for the three and nine months ended September 30, 2020, respectively. Rent expense is included in Corporate General and Administrative Expenses on the unaudited condensed consolidated statements of operations.

NOTE 13. INCOME TAXES

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

Income tax expense for the three and nine months ended September 30, 2021 was $0. The effective tax rate for the three and nine months ended September 30, 2021 was 0.0% based on the determination that a full valuation allowance was recorded.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Compliance

(24)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

(25)

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

Forward-Looking Statements

This Report contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. The words “anticipate,” “believe,” “plan,” “expect,” “may,” “could,” “should,” “project,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement in not forward-looking. Actual results could differ materially from those discussed in these forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those identified below, in Item 2 of this Report and those set forth in the Company's Registration Statement on Form S-1, filed with the SEC on June 30, 2021 (the "Registration Statement") under the caption “Risk Factors.” Some of the risks and uncertainties we face include:

•
the impact of the COVID-19 pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operation;
•
our ability to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain our key employees;
•
our ability to integrate the businesses of CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), and Senior Medical Associates, LLC, a Florida limited liability company, and Stallion Medical Management, LLC, a Florida limited liability company (collectively, “SMA”), and, the assets of Unlimited Medical Services of Florida, LLC, a Florida limited liability company, d/b/a DNF Medical Centers (“DNF”);
•
our ability to complete acquisitions and to open new medical centers and the timing of such acquisitions and openings;
•
the viability of our growth strategy, including both organic and de novo growth and growth by acquisition, and our ability to realize expected results, as well as our ability to access the capital necessary for such growth;
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

(26)

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

(27)

Our Business

CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. The Company is an at-risk primary-care provider contracted by MA and Medicaid plans to provide care to patients in Florida, which is one of the largest and fastest growing Medicare and dual-eligible markets in the US. We have embarked on a plan to expand our business nationwide – see - Expand our Center Base within Existing and New Markets. CareMax operates a growing network of physicians and multi-specialty medical and wellness centers. The Company utilizes a high touch, comprehensive approach to primary care for patients that incorporates both high quality clinical service and the integration of technology and data analytics to manage patient’s healthcare. By proactively managing patient’s health and working to impact patient wellbeing prior to acute healthcare episodes, the Company is able to maintain high patient satisfaction while also helping to reduce unnecessary healthcare expenses. The Company is able to benefit from this dynamic through value-based payor contracts that provide the Company with the opportunity to participate in performance bonuses and surplus sharing agreements. The Company currently operates 40 medical centers in Florida and plans to open at least fifteen medical centers in 2022. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

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

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (80% of revenue for the nine months ended September 30, 2021 came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of CareMax’s Medicare patients are enrolled in MA plans which are run by private insurance companies, and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs.

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

(28)

Comparability of Financial Results

On June 8, 2021, we consummated the transactions contemplated by that certain Business Combination Agreement, dated December 18, 2020 (the “Business Combination Agreement”), by and among CMG, the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC, IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”), and Deerfield Partners, L.P. (“Deerfield Partners”), pursuant to which, on June 8, 2021 (the “Closing Date”), DFHT acquired 100% of the equity interests of CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT. Immediately upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions (the “Business Combination”), the name of the combined company was changed to CareMax, Inc. CMG was determined to be the accounting acquirer in the Business Combination. Accordingly, the acquisition of CMG by the Company was accounted for as a reverse recapitalization. Under this method of accounting, the Company was treated as the acquiree for financial reporting purposes. The net assets of the Company were stated at their historical cost, with no goodwill or other separately identifiable intangible assets recorded. The balance sheet, results of operations and cash flows prior to the Business Combination are those of CMG. Further, CMG was determined to the accounting acquirer of IMC and the acquisition of IMC (the “IMC Acquisition”) was accounted for in accordance with FASB ASC Topic 805, Business Combinations (“ASC 805”) as a business combination. Accordingly, the IMC assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of the Closing Date. The IMC Acquisition drove, among other things, increases of $5.8 million in Property and Equipment, $30.8 million in amortizable intangible assets and $299.8 million in goodwill as of September 30, 2021, compared to our balance sheet as of December 31, 2020. The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

In connection with the Business Combination, we (i) issued and sold in a private placement an aggregate of 41,000,000 shares of Class A Common Stock, (ii) issued 10,796,069 shares of Class A Common Stock to the CMG Sellers, and 10,412,023 shares of Class A Common Stock to IMC Parent (See Note 1 to the Condensed Consolidated Financial Statements) and entered into the Credit Agreement. The Credit Agreement provides for credit facilities (collectively, the "Credit Facilities"), including (i) initial term loans in the aggregate principal amount of $125.0 million, which was fully drawn on the closing date to finance the Business Combination, (ii) a revolving credit facility in an aggregate principal amount of $40.0 million (the “Revolving Credit Facility”) and (iii) a delayed term loan facility in an aggregate principal amount of $20.0 million (the “Delayed Draw Term Loan”) (See Note 7 to the Condensed Consolidated Financial Statements - Credit Agreement). Interest and other costs associated with the Credit Facilities is expected to materially increase our interest expense for the foreseeable future.

In connection with the closing of the Business Combination, the Company repaid all outstanding borrowings under CMG's Loan Agreement, which was terminated on the Closing Date (See Note 7 to the Condensed Consolidated Financial Statements - CMG Loan Agreement).

In addition, as a result of the Business Combination, we have had to hire personnel and incur costs that are necessary and customary for our operations as a public company, which has contributed and is expected to continue contributing to higher corporate, general and administrative costs in the near term.

On June 18, 2021, we completed the acquisition of SMA (the "SMA Acquisition") (See Note 3 to the Condensed Consolidated Financial Statements - Acquisition of SMA Entities). The SMA Acquisition was accounted for as a business combination. Accordingly, the SMA assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of June 18, 2021. The SMA Acquisition drove, among other things, increases of $100,000 in Property and Equipment, $7.8 million in amortizable intangible assets and $45.8 million in goodwill as of September 30, 2021, compared to our balance sheet as of December 31, 2020. The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

On September 1, 2021, we completed the acquisition of DNF (the “DNF Acquisition”) (See Note 3 to the Condensed Consolidated Financial Statements - Acquisition of DNF). The DNF Acquisition was accounted for as a business combination. Accordingly, the DNF assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of September 1, 2021. The DNF Acquisition drove, among other things, increases of $3.4 million in Property and Equipment, $14.7 million in amortizable intangible assets and $92.2 million in goodwill as of September 30, 2021, compared to our balance sheet as of December 31, 2020. The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

(29)

The following discussion includes our results of operations for the three months ended September 30, 2021 include the results of operations for the full quarter for CMG, IMC and SMA and the results of operations of DNF from September 1, 2021 through September 30, 2021. For the nine months ended September 30, 2021, our results of operations include the full period for CMG, results of operations of IMC from June 8, 2021 through September 30, 2021, results of operations from SMA from June 18, 2021 through September 30, 2021 and the results of operations of DNF from September 1, 2021 through September 30, 2021. Accordingly, our consolidated results of operations for prior periods are not comparable to our consolidated results of operations for prior periods and may not be comparable with our consolidated results of operations for future periods.

Key Factors Affecting Our Performance

Acquisitions

We account for our acquisitions in accordance with FASB ASC Topic 805, Business Combinations, and the operations of the acquired entities are included in the historical results of CareMax for the periods following the closing of the acquisition. The most significant of these acquisitions impacting the comparability of CareMax’s operating results in the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020 were IMC on June 8, 2021 in connection with the Business Combination with IMC. See to Note 3 to the Condensed Consolidated Financial Statements for additional information regarding CareMax’s acquisitions.

Our Patients

As discussed above, the Company partners with Medicare Advantage, Medicaid, and commercial insurance plans. While CareMax currently services mostly MA patients, we also accept Medicare Fee-for-Service (FFS) patients. The chart below shows a breakdown of our current membership on a pro forma basis. This pro forma view assumes the Business Combination with IMC occurred on January 1, 2020 and are based upon estimates which we believe are reasonable:

Patient Count as of*	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Medicare	15,500	15,500	16,500	16,500	16,500	21,500	26,500
Medicaid	12,500	22,500	22,500	21,000	23,000	23,500	24,500
Commercial	15,500	13,500	15,000	14,500	15,000	17,500	17,500
Total Count	43,000	51,500	54,000	52,000	54,500	62,500	68,500

*Figures may not sum due to rounding

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

MCREM Count as of*	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Medicare	15,500	15,500	16,500	16,500	16,500	21,500	26,500
Medicaid	4,200	7,400	7,500	7,000	7,600	7,900	8,100
Commercial	5,100	4,600	5,000	4,900	5,100	5,900	5,800
Total MCREM	24,800	27,500	29,000	28,400	29,200	35,300	40,400

*Figures may not sum due to rounding

Medicare Advantage Patients

As of September 30, 2021, CareMax had approximately 26,500 Medicare Advantage patients of which 95% were in value-based, or risk-based, agreements. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for all of the patient’s medical costs, including but not limited to emergency room and hospital visits, post-acute care admissions, prescription drugs, specialist physician spend (e.g., orthopedics) and primary care spend. For these patients CareMax is attributed an agreed percentage of the premium the MA plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by the Company). CareMax’s value proposition to these patients and their MA plan is to improve these patients’ health and reduce these patients’ healthcare costs by providing a more comprehensive patient experience via the CareMax system, whereby CareMax has invested more heavily in primary care to avoid more expensive downstream costs, such as hospital admissions. Because

(30)

CareMax is at-risk for the entirety of a patient’s medical expense, investing more heavily in preventative primary care makes economic sense given the relative costs to acute, episodic hospital-based care. CareMax is not delegated for claims payments and therefore does not receive the agreed percentage of premiums from the MA plan nor does it pay claims. A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the MA plan. If medical costs paid by the MA plan exceed premiums, CareMax is responsible to reimburse the MA plan.

Because plan premiums are enhanced when a contracted plan achieves high quality scores (STARS program), it is important for CareMax to deliver high quality of care to its members. Through its data analytics and outreach programs, IMC has achieved the highest quality rating possible, 5 STARS, for each of the last two years.

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

Medicaid Patients

As of September 30, 2021, CareMax had approximately 24,500 Medicaid patients of which approximately 96% were in value-based contracts. Using the MCREM, the level of support required to manage these Medicaid patients equates to that of approximately 8,100 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program. The program has three parts of which CareMax accepts one: Managed Medical Assistance (“MMA”). This program provides covered medical services like doctors visits, hospital care, prescription drugs, mental health care, and transportation to these recipients. Most recipients on Medicaid will receive their care from a plan that covers MMA services. CareMax contracts with a majority of the plans that cover MMA patients in our service area.

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

Commercial Patients

As of September 30, 2021, CareMax managed approximately 17,500 commercial patients of which 37% were under a value-based arrangement that provided upside only financial incentives for quality and utilization performance. Using the MCREM, the level of support required to manage these commercial patients equates to that of approximately 5,800 Medicare patients. CareMax accepts the following insurance policies under commercial insurance: patients covered by the ACA, Florida Healthy Kids and other individual or group insurance coverage. The ACA represent 94% of the patients in this category.

(31)

For the patients that are under upside only arrangements, CareMax is initially compensated a contractually agreed upon flat capitation per patient per month (“PPPM”) rate for primary care services and care coordination. Like the risk it takes on Medicare, a reconciliation is performed periodically and if premiums exceed medical costs paid by the commercial plan, CareMax receives a percentage of the savings from the commercial plan. However, if medical costs paid by the commercial plan exceed premiums, CareMax is not responsible to reimburse the commercial plan. Because the risk is limited to savings generated by better utilization of medical services, CareMax does not recognize these premiums as “at-risk” premiums, nor does CareMax recognize the medical expenses. Instead, CareMax records the capitation amount and any upside as other revenue. CareMax also accrues any quality bonuses as other revenue as well.

CareMax counts fee-for-service patients as those that have been assigned by a Health Plan to one of its centers. A fee-for-service patient remains active until CareMax is informed by the Health Plan the patient is no longer active. CareMax cares for a number of commercial patients (approximately 23% of the Company’s total patients) for whom it is reimbursed on a fee-for-service basis via their health plan in situations where it does not have a capitation relationship with that particular health plan.

CareMax fee for-service revenue, received directly from commercial plans, on a per patient basis is lower than its per patient revenue for at-risk patients basis in part because its fee-for-service revenue covers only the primary care services that it directly provides to the patient, while the risk revenue is intended to compensate it for the services directly performed by it as well as the financial risk that it assumes related to the third-party medical expenses of at-risk patients.

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

Add New Patients in Existing Centers

We believe our ability to add new patients is a key indicator of the market’s recognition of the attractiveness of our care model, both to our patients and payor partners, and a key growth driver for the business. We have a largely embedded growth opportunity within our existing center base. With an average capacity of 1,750 patients, our 40 centers as of September 30, 2021 can support approximately 70,000 MCREM patients, and if we include the two centers scheduled to open in 2022, capacity increases to 73,000 MCREM patients. As we add patients to our existing centers, we expect these patients to contribute incremental economics to CareMax as we leverage our fixed cost base at each center. The additional de novo centers we expect to open in 2022 will also increase our capacity.

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

(32)

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

Expand our Center Base within Existing and New Markets

We believe that we currently serve approximately 2% of the total patients in the markets where we currently have centers. As a result, there is significant opportunity to expand in our existing markets through the acquisition of new patients to existing centers and the addition of new centers. For the long term, these strategically developed new sites allow us to access additional neighborhoods while leveraging our established brand and infrastructure in a market. The table below reflects statistics of our current centers on a pro forma basis. This pro forma view assumes the Business Combination with IMC occurred on January 1, 2020 and are based upon estimates which we believe are reasonable.

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Centers	21	21	22	24	24	34	40
Markets	1	1	1	1	1	1	1
Patients (MCREM)	24,800	27,500	29,000	28,400	29,200	35,300	40,400
At-risk	84.8%	86.7%	85.6%	87.7%	87.0%	84.1%	87.2%
Fee for service	15.2%	13.3%	14.4%	12.3%	13.0%	15.9%	12.8%

We estimate that the core addressable market for our services is approximately 1,279,000 Medicare eligible patients in our target demographic. We believe this market represents approximately $15.3 billion of annual healthcare expenditures based on multiplying an average annual revenue of $12,000 per member, which is derived from our experience and industry knowledge and which we believe represents a reasonable national assumption, by the number of Medicare eligible patients in our target markets. Our existing market today represent a small fraction of this massive market opportunity. Based upon our experience to date, we believe our innovative care model can scale nationally, and we therefore expect to selectively and strategically expand into new geographies. As we continue this expansion, our success will depend on the competitive dynamics in those markets, and our ability to attract patients and deploy our care model in those markets. Through CareOptimize’s clients, which are spread across more than 30 states, we already understand the healthcare dynamics in communities we are looking to expand to. This gives management a high degree of confidence that the CareMax care model can have similar clinical and financial outcomes as we have seen in South Florida in other locations.

Once we have identified a location for a new center, our typical center takes 6-12 months to open. Historically, our buildout costs have averaged approximately $90 per square foot, inclusive of licensing, center construction, center furnishing, and purchase of medical equipment and supplies, with roughly half covered by upfront capital expenditures and the balance covered by tenant improvement allowances, landlord or developer work and similar items. We typically enter into long-term triple-net leases with our landlords and do not own any real estate, enabling us to more quickly identify and build new centers with a capital efficient model.

By adding new patients to our existing centers, retaining our existing patients, and strategically opening new centers in existing geographies, we have generated significant revenue growth over our competitors. We currently plan to continue pursuing further strategic acquisitions of medical centers in the future.

(33)

Contract with Payors

Our economic model relies on its capitated partnerships with payors which manage and market MA plans across the United States. CareMax has established strategic value-based relationships with eleven different payors for Medicare Advantage patients, four different payors for Medicaid patients and one payor for ACA patients. On a pro forma basis giving effect to the Business Combination with IMC as of January 1, 2020, our three largest payor relationships were Anthem, Centene, and United, which generated 46%, 17%, 16% of our revenue in the nine months ended September 30, 2021, respectively, and 51%, 16%, and 17% of our revenue in the nine months ended September 30, 2020, respectively. These existing contracts and relationships with our partners’ understanding of the value of the CareMax model reduces the risk of entering into new markets as CareMax typically has payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new geographies, is critical to our long-term success. CareMax’s model is well-aligned with its payor partners — to drive better health outcomes for their patients, enhancing patient satisfaction, while driving incremental patient and revenue growth. This alignment of interests and its highly effective care model helps ensures our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 65% of our total operating expenses for the nine months ended September 30, 2021. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at ERs or hospitals; we do not restrict their access to care. Therefore, we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us for medical claims per episode in excess of certain levels.

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

(34)

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

Investments in Growth

We expect to continue to focus on long-term growth through investments in our centers, care model and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs as a public company, including expenses related to compliance with the rules and regulations of the SEC, Sarbanes Oxley Act compliance, the stock exchange listing standards, additional corporate and director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. As we have communicated, we plan to invest in openings of new de novo centers both within and outside of Florida over the next several years. Historically, de novo centers require upfront capital and operating expenditures, which may not be fully offset by additional revenues in the near-term, and we similarly expect a period of unprofitability in our future de novo centers before they break even. While our net income may decrease in the future because of these activities, we plan to balance these investments in future growth with a continued focus on managing our results of operations and generating positive income from our core centers and scaled acquisitions. In the longer term we anticipate that these investments will positively impact our business and results of operations.

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

The Company believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating projected operating results and trends in and in comparing the Company’s financial measures with other similar companies, many of which present similar non-GAAP financial measures to investors. Management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. You should review the Company’s audited financial statements, which have been filed by the Company with the SEC with the Registration Statement.

(35)

EBITDA and Adjusted EBITDA

Management defines “EBITDA” as net income or net loss before interest expense, income tax expense or benefit, depreciation and amortization, change in fair value of warrant liabilities, and gain or loss on extinguishment of debt. “Adjusted EBITDA” is defined as EBITDA adjusted for special items such as duplicative costs, non-recurring legal, consulting, and professional fees, stock based compensation, de novo costs for the first 12 months after opening, discontinued operations, acquisition costs and other costs that are considered one-time in nature as determined by management. Adjusted EBITDA is intended to be used as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Management believes that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measure with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentations of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

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

	Three Months Ended			Nine Months Ended
$'000s	September 30, 2021	September 30, 2020	Y/Y Change	September 30, 2021	September 30, 2020	Y/Y Change
Net Income (Loss)	$(2,854)	$(281)	$(2,573)	$(8,916)	$6,354	$(15,269)

GAAP Pro Forma Adjustments	(505)	(189)	(316)	(8,917)	(3,541)	(5,376)

Pro Forma Net Income (Loss)	(3,358)	(470)	(2,888)	(17,832)	2,813	(20,645)

Interest expense	1,291	1,656	(364)	4,358	5,002	(644)
Depreciation and amortization	5,680	3,368	2,313	11,494	10,126	1,368
Loss/(Gain) on remeasurement of warrant liabilities	(10,227)	-	(10,227)	(12,022)	-	(12,022)
Loss/(Gain) on extinguishment of debt	(279)	-	(279)	(1,637)	-	(1,637)
Other expenses	840	100	740	849	86	763

EBITDA	(6,052)	4,653	(10,705)	(14,790)	18,027	(32,817)

Other Adjustments
Non-recurring expenses	4,249	2,763	1,486	15,302	4,439	10,863
Acquisition costs	1,871	789	1,083	6,844	2,123	4,721
Stock based compensation	966	-	966	966	-	966
De novo losses	195	68	127	743	94	649
Discontinued operations	-	(35)	35	(1)	(35)	34
Adjusted EBITDA	$1,229	$8,237	$(7,009)	$9,064	$24,648	$(15,584)
*Pro Forma figures give effect to the Business Combinations of IMC and Care Holdings as if they had occurred in historical periods. Figures may not sum due to rounding.

*Figures may not sum due to rounding

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The chart below is a pro forma view of our operations. This pro forma view assumes the Business Combination with IMC occurred on January 1, 2020, and are based upon estimates which we believe are reasonable.

Patient & Platform Contribution	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Centers	21	21	22	24	24	34	40
Markets	1	1	1	1	1	1	1
Patients (MCREM)	24,800	27,500	29,000	28,400	29,200	35,300	40,400
At-risk	84.8%	86.7%	85.6%	87.7%	87.0%	84.1%	87.2%
Platform Contribution ($, Millions)	$14.1	$18.1	$15.5	$17.9	$14.7	$8.2	$11.0

(36)

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

Platform Contribution

We define platform contribution as revenue less the sum of (i) external provider costs and (ii) cost of care, excluding depreciation and amortization. We believe this metric best reflects the economics of our care model as it includes all medical claims expense associated with our patients’ care as well as the costs we incur to care for our patients via the CareMax System. As a center matures, we expect the platform contribution from that center to increase both in terms of absolute dollars as well as a percentage of capitated revenue. This increase will be driven by improving patient contribution economics over time, as well as our ability to generate operating leverage on the costs of our centers. Our aggregate platform contribution may not increase despite improving economics at our existing centers should we open new centers at a pace that skews our mix of centers towards newer centers. We would expect to experience minimal seasonality in platform contribution due to minimal seasonality in our patient contribution.

Impact of COVID-19

The rapid spread of COVID-19 around the world and throughout the United States altered the behavior of businesses and people, with significant negative effects on federal, state and local economies. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

We estimate our performance for the nine months ended September 30, 2021 has been impacted by approximately $18.5 million of direct non-recurring COVID-19 costs. Management cannot accurately predict of the impact for the foreseeable future especially given the geographical concentration of patients in South Florida.

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

(37)

For Medicaid, premiums are determined by Florida’s AHCA and based rates are adjusted annually using historical utilization data projected forward by a third-party actuarial firm. The rates are established based on specific cohorts by age and sex and geographical location. AHCA uses a “zero sum” risk adjustment model that establishes acuity for certain cohorts of patients quarterly, depending on the scoring of that acuity, may periodically shift premiums from health plans with lower acuity members to health plans with higher acuity members.

Other Revenue. Other revenue includes professional capitation payments. These revenues are a fixed amount of money per patient per month paid in advance for the delivery of primary care services only, whereby CareMax is not liable for medical costs in excess of the fixed payment. Capitated revenues are typically prepaid monthly to CareMax based on the number of patients selecting us as their primary care provider. Our capitated rates are fixed, contractual rates. Incentive payments for Healthcare Effectiveness Data and Information Set (“HEDIS”) and any services paid on a fee for service basis by a health plan are also included in other managed care revenue. Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our affiliated medical groups. Revenue for primary care service for patients in a partial risk or up-side only contracts, pharmacy revenue and revenue generated from CareOptimize are reported in other revenue.

See “—Critical Accounting Policies—Revenue” for more information. We expect capitated revenue will increase as a percentage of total revenues over time because of the greater revenue economics associated with at-risk patients compared to fee-for-service patients.

Operating Expenses

Medicare and Medicaid External Provider Costs. External provider costs include all services at-risk patients utilize. These include claims paid by the health plan and estimates for unpaid claims. The estimated reserve for incurred but not paid claims is included in accounts receivable as we do not pay medical claims. Actual claims expense will differ from the estimated liability due to factors in estimated and actual patient utilization of health care services, the amount of charges, and other factors. We typically reconcile our medical claims expense with our payor partners on a monthly basis and adjust our estimate of incurred but not paid claims if necessary. To the extent we revise our estimates of incurred but not paid claims for prior periods up or down, there would be a correspondingly favorable or unfavorable effect on our current period results that may or may not reflect changes in long term trends in our performance. We expect our medical claims expenses to increase in both absolute dollar terms as well as on a PPPM basis given the healthcare spending trends within the Medicare population and the increasing disease burden of patients as they age.

Cost of Care. Cost of care costs includes the costs of additional medical services we provide to patients that are not paid by the plan. These services include patient transportation, medical supplies, auto insurance and other specialty costs, like dental or vision. In some instances, we have negotiated better rates than the health plans for these health plan covered services. In addition, cost of care includes rent and facilities costs required to maintain and operate our centers.

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

(38)

Corporate General and Administrative Expenses. Corporate general and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation for executive, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and business development departments. In addition, corporate general and administrative expenses include corporate technology, third party professional services and corporate occupancy costs. We expect these expenses to increase over time due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with continuing to grow its business. We also expect our corporate, general and administrative expenses to increase in absolute dollars in the foreseeable future. However, we anticipate corporate, general and administrative expenses to decrease as a percentage of revenue over the long term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

Depreciation and Amortization. Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.

Other Income (Expense)

Interest Expense. Interest expense consists primarily of interest payments on our outstanding borrowings (see “Note 7 - Condensed Consolidated Financial Statements - Long Term Debt”).

Results of Operations

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020.

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,
$'000s	2021	2020	$ Change	% Change
Revenue
Medicare risk-based revenue	$76,428	$24,242	$52,186	215.3%
Medicaid risk-based revenue	20,884	—	20,884
Other revenue	7,308	64	7,244	11260.6%
Total Revenue	$104,620	$24,306	$80,314	330.4%
Operating Expense
External provider costs	73,329	17,304	56,025	323.8%
Cost of care	21,602	4,341	17,261	397.7%
Sales and marketing	1,274	311	963	309.5%
Corporate, general and administrative	13,589	1,885	11,704	621.0%
Depreciation and amortization	5,176	359	4,816	1340.7%
Acquisition related costs	879	—	879
Total Costs and Expenses	$115,848	$24,200	$91,648	378.7%
Operating (loss) income	$(11,228)	$106	$(11,334)	(10696.1)%
Interest expense, net	1,291	387	904	233.6%
Loss/(Gain) on remeasurement of warrant liabilities	(10,227)	—	(10,227)
Loss/(Gain) on extinguishment of debt, net	(279)	—	(279)
Other expense/(income)	840	—	840
Income/(Loss) Before Income Taxes	$(2,854)	$(281)	$(2,573)	915.1%
Income tax provision (benefit)	—	—	—
Net Income/(Loss)	$(2,854)	$(281)	$(2,573)	915.1%

Net income (loss) attributable to non-controlling interest	$–	$34	$(34)	(100.0)%
Net income (loss) attributable to controlling interest	$(2,854)	$(315)	$(2,539)	805.6%

*Figures may not sum due to rounding

Medicare Risk-Based Revenue. Medicare risk-based revenue was $76.4 million for the three months ended September 30, 2021, an increase of $52.2 million, or 215.3%, compared to $24.2 million for the three months ended September 30, 2020. This increase was driven primarily by a 256% increase in the total number of at-risk patients from the acquisitions of IMC, SMA, and DNF, partially offset by a 11% reduction in rates, driven by member mix and COVID-19.

Medicaid Risk-Based Revenue. Medicaid risk-based revenue was $20.9 million for the three months ended September 30, 2021. Medicaid risk-based revenue relates entirely to IMC.

(39)

Other Revenue. Other revenue was $7.3 million for the three months ended September 30, 2021, an increase of $7.2 million, or 11,260.6%, compared to $64,000 for the three months ended September 30, 2020. The increase is almost entirely related to revenue from IMC.

External Provider Costs. External provider costs were $73.3 million for the three months ended September 30, 2021, an increase of $56.0 million, or 323.8%, compared to $17.3 million for the three months ended September 30, 2020. The increase was primarily due to a 370% increase in total at-risk MCREM patients and the additional costs attributable to claims with a COVID-19 diagnosis.

Cost of Care expenses. Cost of care expenses were $21.6 million for the three months ended September 30, 2021, an increase of $17.3 million or 397.7%, compared to $4.3 million for the three months ended September 30, 2020. The increase was due to additional membership growth from the IMC, SMA, and DNF acquisitions and the reopening of the wellness centers.

Sales and marketing expenses. Sales and marketing expenses were $1.3 million for the three months ended September 30, 2021, an increase of $1.0 million or 309.5%, compared to $311,000 for the three months ended September 30, 2020. The increase was due to the acquisition of IMC and the recommencing of sales and community activities in 2021.

Corporate, general & administrative. Corporate, general & administrative expense was $13.6 million for the three months ended September 30, 2021, an increase of $11.7 million or 621.0% compared to $1.9 million for the three months ended September 30, 2020. The increase was primarily from the acquired overhead related to IMC, SMA, and DNF.

Depreciation and amortization. Depreciation and amortization expense was $5.2 million for the three months ended September 30, 2021, an increase of $4.8 million, or 1,340.7% compared to $359,000 for the three months ended September 30, 2020. This was due to amortization of intangible assets purchased in the IMC, SMA, and DNF acquisitions.

Interest expense. Interest expense was $1.3 million for the three months ended September 30, 2021, an increase of $904,000, or 233.6% compared to $387,000 for the three months ended September 30, 2020. This was due to the increased borrowings under the Credit Facilities.

Acquisition related costs. Acquisition related costs was $879,000 for the three months ended September 30, 2021. This cost was driven primarily by the acquisition of DNF.

Change in fair value of derivative warrant liabilities. We recorded a gain of $10.2 million during the three months ended September 30, 2021, as a result of a reduction in the fair value of derivative warrant liabilities.

Gain on extinguishment of debt. We recorded a gain of $279,000 related to the forgiveness of Paycheck Protection Program (“PPP”) loans.

(40)

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020.

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

	Nine Months Ended September 30,
$'000s	2021	2020	$ Change	% Change
Revenue
Medicare Risk-Based Revenue	$142,005	$75,083	$66,922	89.1%
Medicaid Risk-Based Revenue	26,333	—	26,333
Other Revenue	9,118	251	8,868	3534.0%
Total Revenue	$177,457	$75,334	$102,123	135.6%
Operating Expense
External Provider Costs	127,023	49,110	77,912	158.6%
Cost of Care	34,822	12,244	22,578	184.4%
Sales and Marketing	2,340	811	1,529	188.5%
Corporate, General and Administrative	24,265	4,625	19,639	424.6%
Depreciation and Amortization	7,127	1,072	6,055	565.0%
Acquisition Related Costs	1,028	—	1,028
Total Costs and Expenses	$196,604	$67,863	$128,741	189.7%
Operating (loss) income	$(19,147)	$7,471	$(26,618)	(356.3)%
Interest expense, net	2,587	1,117	1,470	131.6%
Loss/(Gain) on remeasurement of warrant liabilities	(12,022)	—	(12,022)
Loss/(Gain) on extinguishment of debt, net	(1,637)	—	(1,637)
Other expense/(income)	840	—	840
Income/(Loss) Before Income Taxes	$(8,916)	$6,354	$(15,270)	(240.3)%
Provision for Income Taxes	—	—	—
Net Income/(Loss)	$(8,916)	$6,354	$(15,270)	(240.3)%

Net income (loss) attributable to non-controlling interest	$–	$26
Net income (loss) attributable to controlling interest	$(8,916)	$6,328

*Figures may not sum due to rounding

Medicare Risk-Based Revenue. Medicare risk-based revenue was $142.0 million for the nine months ended September 30, 2021, an increase of $66.9 million, or 89.1%, compared to $75.1 million for the nine months ended September 30, 2020. This increase was driven primarily by a 114.1% increase in the total number of at-risk patients from IMC, SMA and DNF, partially offset by a 11.6% decrease in rate, driven by COVID-19 and patient mix.

Medicaid Risk-Based Revenue. Medicaid risk-based revenue was $26.3 million for the nine months ended September 30, 2021. Medicaid risk-based revenue relates entirely to IMC.

Other Revenue. Other revenue was $9.1 million for the nine months ended September 30, 2021, an increase of $8.9 million, or 3,534.0%, compared to $251,000 for three and nine months ended September 30, 2020. The increase is almost entirely related to revenue from IMC.

External Provider Costs. External provider costs were $127.0 million for the nine months ended September 30, 2021, an increase of $77.9 million, or 158.6%, compared to $49.1 million for the nine months ended September 30, 2020. The increase was primarily due to a 158.6% increase in total at-risk MCREM patients and the additional costs attributable to claims with a COVID-19 diagnosis.

Cost of Care expenses. Cost of care expenses were $34.8 million for the nine months ended September 30, 2021, an increase of $22.6 million or 184.4%, compared to $12.2 million for the nine months ended September 30, 2020. The increase was due to additional membership growth from the IMC, SMA and DNF acquisitions and the reopening of the wellness centers.

Sales and marketing expenses. Sales and marketing expenses were $2.3 million for the nine months ended September 30, 2021, an increase of $1.5 million or 188.5%, compared to $811,000 for the nine months ended September 30, 2020. The increase was due to the acquisition of IMC and resuming sales and community activities in 2021.

Corporate, general & administrative. Corporate, general & administrative expense was $24.3 million for the nine months ended September 30, 2021, an increase of $19.6 million or 424.6% compared to $4.7 million for the nine months ended September 30, 2020. The increase was primarily driven from the acquired overhead related to IMC, SMA and DNF.

(41)

Depreciation and amortization. Depreciation and amortization expense was $7.1 million for the nine months ended September 30, 2021, an increase of $6.1 million, or 565.0%, compared to $1.1 million for the nine months ended September 30, 2020. This was due to amortization of intangible assets purchased in the IMC, SMA, and DNF acquisitions.

Interest expense. Interest expense was $2.6 million for the nine months ended September 30, 2021, an increase of $1.5 million, or 131.6% compared to $1.1 million for the nine months ended September 30, 2020. This was due to the increased borrowings under the Credit Facilities.

Change in fair value of derivative warrant liabilities. We recorded a gain of $12.0 million during the nine months ended September 30, 2021 as a result of a reduction in the fair value of derivative warrant liabilities.

Gain on extinguishment of debt. We recorded a gain of $2.5 million related to the forgiveness of PPP loans partially offset by a loss of extinguishment of debt of $806,000 in connection with the early extinguishment and termination of the Loan Agreement in June 2021.

Liquidity and Capital Resources

Overview

As of September 30, 2021, we had cash on hand of $80.5 million. Our principal sources of liquidity have been our operating cash flows, borrowings under our Credit Facilities and proceeds from equity issuances. We have used these funds to meet our capital requirements, which consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, medical center and office lease expenses, insurance premiums, acquisitions and debt service. Our future capital expenditure requirements will depend on many factors, including the pace and scale of our expansion in new and existing markets, patient volume, and revenue growth rates. Many of our capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up. We also expect to incur costs related to acquisitions and de novo growth through the opening of new medical facilities, which we expect to require significant capital expenditures. We may be required to seek additional equity or debt financing, in addition to cash on hand and borrowings under our Credit Facilities in connection with our business growth, including debt financing that may be available to us from certain Health Plans for each new medical center that we open under the terms of our agreements with those Health Plans. In the event that additional financing is required from outside sources, we may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, our business, results of operations, and financial condition would be materially and adversely affected. We believe that our expected operating cash flows, together with our existing cash, cash equivalents, amounts available under our Credit Facilities as described below, and amounts available to us under our agreements with Anthem, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months and remain in compliance with the covenants under the Credit Facilities.

The Impact of COVID-19

As further detailed above in “Impact of COVID-19”, we estimate our performance during the nine months ended September 30, 2021 has been impacted by approximately $18.5 million of direct non-recurring COVID-19 costs. While it is impossible to predict the scope or duration of COVID-19 or the future impact on our liquidity and capital resources, COVID-19 could materially affect our liquidity and operating cash flows in future periods.

Credit Facilities

On the Closing Date, we drew the full principal amount of $125.0 million of the Initial Term Loans to finance the Business Combination and related transaction costs. As of September 30, 2021, we had approximately $60.0 million available under the Credit Facilities (including $20.0 million under the Delayed Draw Term Loan and $40.0 million under the Revolving Credit Facility, with no stand-by letters of credit outstanding).

Interest is payable on the outstanding term loans under the Credit Facilities at a variable interest rate (See Note 7 to the Condensed Consolidated Financial Statements - Long Term Debt).

The Delayed Draw Loan allows up to $20.0 million to be drawn to fund permitted acquisitions and has availability to be drawn until the six month anniversary of the Closing Date. The Delayed Draw Loan may consist of Base Rate Loans or LIBOR Rate

(42)

Loans. The Revolving Credit Facility allows up to $40.0 million to be drawn in order to finance working capital, make capital expenditures, finance permitted acquisitions and fund general corporate purposes.

Cash Flows

The following table summarizes our cash flows for the periods presented:

(in thousands)	Nine Months Ended September 30,
	2021	2020
Net cash (used in)/provided by operating activities	$(8,802)	$5,998
Net cash used in investing activities	(301,311)	(5,094)
Net cash provided by financing activities	385,630	4,236

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2021 was $8.8 million compared to $6.0 million provided by operating activities for the nine months ended September 30, 2020, a decrease of $14.8 million. The primary driver of the change is due to the net loss from operations of $8.9 million reported for the nine months ended September 30, 2021 compared to the net income from operations of $6.3 million reported for the nine months ended September 30, 2020. The primary driver of this change is related to the performance in our value-based contracts due to the impacts of COVID-19 as described above.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2021 was $301.3 million compared to $5.1 million for the nine months ended September 30, 2020. The use of funds in the nine months ended September 30, 2021 consisted of $298.3 million used in acquisitions, including the IMC Acquisition, SMA Acquisition in the second quarter of 2021, the DNF Acquisition in the third quarter of 2021 and $3.0 million for equipment and other fixed asset purchases. The use of funds in the nine months ended September 30, 2020 consisted primarily of $2.7 million for acquisitions of businesses and $1.8 million for equipment and other fixed asset purchases.

Financing Activities: Net cash provided by financing activities for the nine months ended September 30, 2021 was $385.6 million compared to $4.2 million during the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily related to the Business Combination, and consisted of $125.0 million of borrowings from the borrowings under the Credit Facilities, $410.0 million for the issuance and sale of Class A Common Stock, partially offset by cash used in the consummation of the reverse recapitalization of $108.8 million, repayment of borrowings, including all outstanding borrowings under the Loan Agreement, of $24.5 million, equity issuance costs of $12.5 million, payment of deferred financing costs of $6.9 million and payment of debt prepayment penalties of $500,000 related to the early repayment of borrowings under the Loan Agreement.

Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of $2.5 million of borrowings under the Loan Agreement and $2.2 million of proceeds under the Paycheck Protection Program, partially offset by member distributions and repayments of debt under the Loan Agreement.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our Credit Facilities and other long-term debt and operating leases for our centers. We also have a contractual commitment to complete the construction of a Homestead, FL medical center with remaining estimated capital expenditures of approximately $700,000 as of September 30, 2021. Plans have been submitted for a new medical center in East Hialeah, FL and opening is projected in the first or second quarter of 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021 or December 31, 2020 other than operating leases.

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

(43)

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

External Provider Costs

External Provider Costs includes all costs of caring for our at-risk patients and for third-party healthcare service providers that provide medical care to our patients for which we are contractually obligated to pay (through our full-risk capitation arrangements). The estimated reserve for a liability for unpaid claims is included in "Accounts receivable, net" in the consolidated balance sheets. Actual claims expense will differ from the estimated liability due to factors in estimated and actual member utilization of health care services, the amount of charges and other factors. From time to time, but at least annually, we assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made. Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established whereby we, as the contracted provider, receive only a portion of the risk and the associated surplus or deficit. We estimate and recognize an adjustment to medical expenses for Part D claims related to these risk corridor provisions based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period.

We assess the profitability of our capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of September 30, 2021 or December 31, 2020.

(44)

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

The Business Combination acquisitions of IMC and the acquisitions of SMA and DNF were accounted for under ASC 805. Pursuant to ASC 805, CMG was determined to be the accounting acquirer. Refer to Note 3 “Acquisitions” of our unaudited condensed consolidated financial statements included elsewhere in this Report for more information. In accordance with the acquisition method, we recorded the fair value of assets acquired and liabilities assumed from IMC, SMA, and DNF. The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates. As of September 30, 2021, we performed our preliminary purchase price allocations. We continue to evaluate the fair value of the acquired assets, liabilities and goodwill. As such, these estimates are subject to change within the respective measurement period, which will not extend beyond one year from the acquisition date. Any adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

Goodwill and Other Intangible Assets

Intangible assets consist primarily of risk-based contracts acquired through business acquisitions. Goodwill represents the excess of consideration paid over the fair value of net assets acquired through business acquisitions. Goodwill is not amortized but is tested for impairment at least annually.

We test goodwill for impairment annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business or other factors.

ASC 350, Intangibles—Goodwill and Other (“ASC 350”) allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. We skip the qualitative assessment and proceed directly to the quantitative assessment. When the reporting units where we perform the quantitative goodwill impairment are tested, we compare the fair value of the reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. There were no goodwill impairments recorded during the nine months ended September 30, 2021.

Risk contracts represent the estimated values of customer relationships of acquired businesses and have definite lives. We amortize the risk contracts on an accelerated basis over their estimated useful lives ranging from eight to eleven years. We amortize non-compete agreement intangible assets over five years on a straight-line basis.

(45)

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

(46)

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, based on the material weakness identified below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believe the condensed consolidated financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

As discussed elsewhere Report on Form 10-Q, we completed the Business Combination on June 8, 2021. Prior to the Business Combination, DFHT was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses, and CMG was a privately held limited liability company. Additionally, the Business Combination included the acquisition of IMC, and subsequent to the Closing Date, the Company acquired the SMA and DNF entities.

The Company’s operations prior to the Business Combination were materially different compared to the Company post-Business Combination. The design and implementation of internal control over financial reporting for the post-Business Combination Company has required and will continue to require significant time and resources from management and other personnel. Post consummation of the acquisitions, we began establishing standards and procedures at the acquired subsidiaries, controls over accounting systems and over the preparation of financial statements in accordance with generally accepted accounting principles to ensure that we have in place appropriate internal control over financial reporting at the acquired subsidiaries. We are continuing to integrate the acquired operations of each subsidiary into our overall internal control over financial reporting process.

(47)

We are in the process of implementing a new comprehensive enterprise resource planning (“ERP”) system on a company-wide basis, which is one of the systems used for financial reporting. The implementation of the ERP system involves changes to our financial systems and other systems and accordingly, necessitated changes to our internal controls over financial reporting. These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended September 30, 2021 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(48)

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Registration Statement on Form S-1, filed with the SEC on June 30, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding all equity securities of the registrant sold by the Company during the period covered by this Report that were not registered under the Securities Act were included in a Current Report on Form 8-K filed by the Company, and therefore is not required to be furnished herein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

(49)

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1†+

Asset Purchase Agreement, dated as of July 5, 2021, by and among CareMax, Inc., CareMax Medical Centers of Central Florida, LLC, Unlimited Medical Services of Florida, LLC and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on July 7, 2021).

10.2†+

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

+ Certain portions of this exhibit have been omitted pursuant to Item (601)(b)(10) of Regulation S-K

(50)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: November 15, 2021		/s/ Carlos de Solo
	Name:	Carlos de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 15, 2021		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(51)