Form 10-Q/A
period 2021-06-30
CareMax, Inc.
filed 2022-03-16
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

CareMax, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A for the quarter ended June 30, 2021 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 18, 2021 and amended on August 26, 2021 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021. The restatement reflects the reclassification of the contingent share earnout related to the Company’s business combination from stockholders’ equity to a liability for the period from the closing of the business combination on June 8, 2021 to the satisfaction of the triggering event relating to the first earnout on July 9, 2021. See Note 2 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A for further information regarding the restatement.

The Company is filing this Form 10-Q/A to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1: Financial Information

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4: Controls and Procedures

Part II, Item 6: Exhibits

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above and set forth in this Form 10-Q/A, this Form 10-Q/A does not amend or update any other information contained in the Original Filing. This Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Filing, except as expressly described herein.

CareMax, Inc.

Quarterly Report on Form 10-Q/A

For the Quarter Ended June 30, 2021

PART I. – FINANCIAL INFORMATION

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	(Unaudited)
	June 30, 2021 (As Restated, Note 2)	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$170,080	$4,934
Restricted cash	1,956	-
Accounts receivable, net	32,031	9,395
Inventory	190	15
Prepaid expenses	3,449	183
Risk settlements due from providers	288	80
Due from related parties	-	274
Total Current Assets	207,994	14,881

Property and equipment, net	12,728	4,796
Goodwill	358,798	10,068
Intangible assets, net	50,357	8,575
Deferred debt issuance costs	2,195	-
Other assets	998	183
Total Assets	$633,070	$38,503

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,546	$1,044
Accrued expenses	10,689	2,572
Accrued interest payable	264	149
Risk settlements due to providers	178	643
Current portion of long-term debt	6,672	1,004
Due to related parties	-	39
Current portion of contingent earnout liabilities	36,286	-
Other current liabilities	5,771	-
Total Current Liabilities	62,406	5,451

Derivative warrant liabilities	27,337	-
Long-term debt, less current portion	114,222	26,325
Contingent earnout liabilities	36,286
Other liabilities	2,639	-
Total Liabilities	242,889	31,776
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS'/MEMBER'S EQUITY
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 80,632,457 shares issued and outstanding at June 30, 2021)	8	-
Additional paid-in-capital	372,088	-
Retained Earnings	18,085	-
Member units (no par value, 200 authorized, issued and outstanding at December 31, 2020)	-	223
Members' equity	-	6,504
Total Stockholders'/Members' Equity	390,181	6,727

Total Liabilities and Stockholders'/Members' Equity	$633,070	$38,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30 (As Restated, Note 2)	Three Months Ended June 30	Six Months Ended June 30 (As Restated, Note 2)	Six Months Ended June 30
	2021	2020	2021	2020
Revenue
Medicare risk-based revenue	$37,761	$25,746	$65,577	$50,841
Medicaid risk-based revenue	5,449	-	5,449	-
Other revenue	1,709	49	1,811	188
Total revenue	44,919	25,795	72,837	51,029

Operating Expenses
External provider costs	35,535	15,958	53,694	31,806
Cost of care	7,867	3,886	13,220	7,903
Sales and marketing	775	272	1,066	500
Corporate, general and administrative	8,881	1,456	10,676	2,740
Depreciation and amortization	1,437	356	1,951	712
Acquisition related costs	149	-	149	-
Total operating expenses	54,643	21,928	80,755	43,661
Operating (loss) income	(9,724)	3,867	(7,918)	7,368
Interest (expense), net	(792)	(403)	(1,296)	(730)
Gain on remeasurement of warrant liabilities	1,795	-	1,795	-
Gain on remeasurement of contingent earnout liabilities	17,420	-	17,420	-
Gain on extinguishment of debt	1,358	-	1,358	-
Income before income tax	10,057	3,464	11,359	6,638
Income tax provision	-	-	-	-
Net income	$10,057	$3,464	$11,359	$6,638

Net income (loss) attributable to non-controlling interest	-	82	-	(8)
Net income attributable to controlling interest	$10,057	$3,382	$11,359	$6,646

Net income attributable to CareMax, Inc. class A common stockholders	$10,057	$3,382	$11,359	$6,646
Weighted average basic shares outstanding	28,404,759	10,796,069	19,649,057	10,796,069
Weighted average diluted shares outstanding	30,906,859	10,796,069	20,907,019	10,796,069
Net income per share
Basic	$0.35	$0.31	$0.58	$0.62
Diluted	$0.33	$0.31	$0.54	$0.62

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'/MEMBERS' EQUITY

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

(in thousands, except share data---)

	Class A Common Stock		Additional	Total	Retained	Noncontrolling	Total
	Shares	Amount	Paid-in-capital (As Restated, Note 2)	Controlling Interest	Earnings (As Restated, Note 2)	Interest	Equity (As Restated, Note 2)
BALANCE - DECEMBER 31, 2019	-	$-	$-	$5,160	$-	$(214)	$4,946
Net income (loss)	-	-	-	3,261	-	(90)	3,171
Purchase of non-controlling interest	-	-	-	(400)	-	-	(400)
Change in ownership due to change in non-controlling interest	-	-	-	(44)	-	44	-
BALANCE- MARCH 31, 2020	-	-	-	7,977	-	(260)	7,717

Net income	-	-	-	3,382	-	82	3,464
Distributions	-	-	-	(81)	-	-	(81)
BALANCE- JUNE 30, 2020	-	$-	$-	$11,278	$-	$(178)	$11,100

BALANCE - DECEMBER 31, 2020	-	-	-	6,727	-	-	6,727
Net income	-	-	-	1,302	-	-	1,302
Distributions	-	-	-	-	-	-	-
BALANCE- MARCH 31, 2021	-	-	-	8,029	-	-	8,029

Activity prior to the business combination:
Net (loss)		-		(6,487)			(6,487)
Effects of the business combination:
Reverse recapitalization	28,780,819	3	(186,632)	(1,542)	1,542	-	(186,629)
Equity consideration issued to acquire IMC	10,412,023	1	155,346	-	-	-	155,347
Shares issued for holdback	55,000	-	821	-	-	-	821
Proceeds from the sale of Class A common stock, net of offering costs	41,000,000	4	397,525	-	-	-	397,529
Activity after the business combination:
Net income	-	-	-		16,543	-	16,543
Equity consideration issued to acquire SMA	384,615	-	5,027	-	-	-	5,027
BALANCE- JUNE 30, 2021	80,632,457	$8	$372,088	$-	$18,085	$-	$390,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands

	Six Months Ended June 30,	Six Months Ended June 30,
	2021 (As Restated, Note 2)	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,359	$6,638
Adjustments to reconcile net income to net cash
(Used in)/provided by operating activities:
Depreciation expense	640	431
Amortization expense	1,321	281
Amortization of discount on debt and related issuance costs	135	35
Change in fair value of warrant liabilities	(1,795)	-
Change in fair value of contingent earnout liabilities	(17,420)
Gain on extinguishment of debt	(1,358)	-
Changes in operating assets and liabilities:
Accounts receivable	1,267	(3,607)
Prepaid expenses	(1,322)	9
Risk settlements due from/due to providers	(208)	128
Due from related parties	235	68
Other assets	(275)	18
Accounts payable	(2,113)	(52)
Accrued expenses	6,453	(55)
Other liabilities	(16)	-
Accrued interest	115	-
Net Cash (Used In)/Provided by Operating Activities	(2,983)	3,894

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,527)	(1,592)
Acquisition of businesses	(210,252)	-
Purchase of noncontrolling interest ownership	-	(267)
Net Cash Used in Investing Activities	(211,779)	(1,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock	410,000
Issuance costs of Class A common stock	(12,471)	-
Recapitalization transaction	(108,799)	-
Proceeds from borrowings on long-term debt and credit facilities	125,000	2,500
Principal payments on long-term debt	(24,496)	(30)
Payment of deferred financing costs	(6,883)	-
Long-term debt extinguishment costs	(487)	-
Borrowing under paycheck protection program	-	2,164
Distributions to members	-	(81)
Net Cash Provided by Financing Activities	381,864	4,553

NET INCREASE IN CASH	167,102	6,588
Cash - Beginning of Period	4,934	4,438
CASH - END OF PERIOD	$172,036	$11,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
CASH AT END OF PERIOD RECONCILIATION:	2021	2020
Cash	$170,080	$11,026
Restricted cash	1,956
Cash at end of period	$172,036	$11,026

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:	(As Restated, Note 2)
Equity consideration issued in acquisitions	$161,193	$-
Contingent consideration issued in business combination	72,571	-
Accrued capital expenditures	565	-
Purchase of non-controlling interest through accounts payable	-	183
Payroll Protection Program loan forgiveness	2,164	-
SUPPLEMENTAL DISCLOSURES OF CASH ACTIVITIES:
Cash paid for interest	941	815

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

At the Closing, the CMG Sellers and IMC Parent were paid consideration valued in the aggregate at approximately $364 million and $250 million respectively, less repayment of net debt and further subject to the purchase price adjustments set forth in the Business Combination Agreement (the “Closing Consideration”). The net Closing Consideration was comprised of 68% ($229.4 million) and 45% ($85.2 million) in cash for the CMG Sellers and IMC Parent, respectively, with the remainder of the Closing Consideration comprised of 10,796,069 and 10,412,023 shares of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), issued to the CMG Sellers and IMC Parent, respectively, at a reference price of $10.00 per share. The Business Combination Agreement also provides that an additional 3.5 million and 2.9 million shares of Class A Common Stock (the “Earnout Shares”) are payable after the Closing to the CMG Sellers and IMC Parent, respectively, upon the satisfaction of certain conditions.

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

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Immediately following the Closing, all of the 3,593,750 issued and outstanding shares of Class B common stock of the Company, par value $0.0001 per share (“Class B Common Stock”), automatically converted, on a one-for-one basis, into shares of Class A Common Stock in accordance with DFHT’s second amended and restated certificate of incorporation.

Contingent Consideration Common Shares

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, are entitled to receive earn-out consideration to be paid out in the form of Class A Common Stock. Up to an additional 3.5 million and 2.9 million Earnout Shares are payable after the Closing to the CMG Sellers and IMC Parent, respectively: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equals or exceeds $12.50 per share on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1.75 million and 1.45 million Earnout Shares are issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 per share on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1.75 million and 1.45 million Earnout Shares will be issued and paid to the CMG Sellers and IMC Parent, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company enters into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction is greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at the closing of such change in control transaction, the Share Price Triggers will be deemed to have been satisfied and the Company is required to issue, as of such closing, the applicable unissued Earnout Shares. In accordance with ASC 815-40, as the Earnout Shares were not indexed to the Company’s common stock, they were accounted for as a liability at the Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a gain on remeasurement of contingent earnout liabilities in the condensed consolidated balance sheet as of June 30, 2021. Subsequent to June 30, 2021, the volume weighted average trading price of Class A Common Stock exceeded the First Share Price Trigger, resulting in the satisfaction of the contingent conditions. Accordingly, 1.75 million and 1.45 million Earnout Shares will be issued and paid to the CMG Sellers and IMC Parent, respectively. See Note 2, Summary of Significant Accounting Policies- Derivative Instruments.

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

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the IPO has subsequently been measured based on the listed market price of such warrants.

As further described in Note 1, Description of Business, in connection with the Business Combination, up to 6,400,000 shares Earnout Shares become issuable to IMC Parent and the CMG Sellers as contingent consideration if certain Share Price Triggers are met or if a change in control occurs that equates to a share price equivalent to the Share Price Triggers. In this Form 10-Q/A, the Earnout Shares are accounted for as derivative earnout liabilities in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in an Entities Own Equity” and accordingly, the Company recognized the contingent consideration as a liability at fair value upon issuance. See "Restatement of Previously Reported Financial Statements" below. The liabilities are subject to remeasurement at each balance sheet date until the Earnout Shares are issued or conditions or events require the Company to reassess the classification, and any change in fair value is recognized in the Company’s consolidated statement of operations. On July 9, 2021, the First Share Price Trigger was achieved, resulting in the issuance of 1,750,000 and 1,450,000 Earnout Shares to the CMG Sellers and IMC Parent, respectively. The remaining unissued Earnout Shares were re-assessed and determined to be indexed to the Company's own equity, resulting in reclassification to equity under ASC 815-40 “Derivatives and Hedging - Contracts in an Entities Own Equity.” See Note 17, Subsequent Events.

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

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Restatement of Previously Reported Financial Statements

The restatement reflects the reclassification of the Earnout Shares related to the Business Combination from stockholders’ equity to a liability for the period from the closing of the Business Combination on June 8, 2021 to the achievement of the First Share Price Trigger on July 9, 2021.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and determined that the related impact was material to the Company's previously filed unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2021. Therefore, on March 7, 2022, after discussion with WithumSmith+Brown, PC ("Withum"), the Company's current independent registered public accounting firm, the Audit Committee of the Company's Board of Directors and the Company's management concluded that the unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2021 should be restated to present the entire amount of the Earnout Shares as a liability as of Closing Date through June 30, 2021. The change in fair value for the period from the Closing Date through June 30, 2021 was recorded in the Condensed Consolidated Statement of Operations in this Form 10-Q/A. As such, the Company is reporting the aforementioned restatements to the periods presented in this Form 10-Q/A.

Impact of the Restatement

The table below presents the effect of the financial statement adjustments related to the restatement of the Company's unaudited condensed consolidated balance sheet as of June 30, 2021 reported in the Original Filing:

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
ASSETS

CURRENT ASSETS
Cash	$170,080	$-	$170,080
Restricted cash	1,956	-	1,956
Accounts receivable, net	32,031	-	32,031
Inventory	190	-	190
Prepaid expenses	3,449	-	3,449
Risk settlements due from providers	288	-	288
Due from related parties	-	-	-
Total Current Assets	207,994	-	207,994

Property and equipment, net	12,728	-	12,728
Goodwill	356,360	2,438	358,798
Intangible assets, net	50,357	-	50,357
Deferred debt issuance costs	2,195	-	2,195
Other assets	998	-	998
Total Assets	$630,632	$2,438	$633,070

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

CURRENT LIABILITIES
Accounts payable	$2,546	$-	$2,546
Accrued expenses	10,689	-	10,689
Accrued interest payable	264	-	264
Risk settlements due to providers	178	-	178
Current portion of long-term debt	6,672	-	6,672
Due to related parties	-	-	-
Current portion of contingent earnout liabilities	-	36,286	36,286
Other current liabilities	5,771	-	5,771
Total Current Liabilities	26,120	36,286	62,406

Derivative warrant liabilities	27,337	-	27,337
Long-term debt, less current portion	114,222	-	114,222
Contingent earnout liabilities	-	36,286	36,286
Other liabilities	2,639	-	2,639
Total Liabilities	170,318	72,571	242,889
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'/MEMBER'S EQUITY
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 80,632,457 shares issued and outstanding at June 30, 2021)	8	-	8
Additional paid-in-capital	459,641	(87,553)	372,088
Retained Earnings	665	17,420	18,085
Member units (no par value, 200 authorized, issued and outstanding at December 31, 2020)	-	-	-
Members' equity	-	-	-

Total Stockholders'/Members' Equity	460,314	(70,133)	390,181

Total Liabilities and Stockholders'/Members' Equity	$630,632	$2,438	$633,070

The tables below present the effect of the financial statement adjustments related to the restatement of the unaudited condensed consolidated statements of operations for the three and six-months ended June 30, 2021 reported in the Original Filing:

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Restated
Revenue
Medicare risk-based revenue	$37,761	$-	$37,761
Medicaid risk-based revenue	5,449	-	5,449
Other revenue	1,709	-	1,709
Total revenue	44,919	-	44,919

Operating expenses
External provider costs	35,535	-	35,535
Cost of care	7,867	-	7,867
Sales and marketing	775	-	775
Corporate, general and administrative	8,881	-	8,881
Depreciation and amortization	1,437	-	1,437
Acquisition related costs	149	-	149
Total operating expenses	54,644	-	54,643
Operating (loss)	(9,725)	-	(9,724)
Interest expense, net	(792)	-	(792)
Gain on remeasurement of warrant liabilities	1,795	-	1,795
Gain on remeasurement of contingent earnout liabilities	-	17,420	17,420
Gain on extinguishment of debt	1,358	-	1,358
(Loss) income before income tax	(7,364)	17,420	10,057
Income tax provision	-	-	-
Net (loss) income	$(7,364)	$17,420	$10,057

Net (loss) income attributable to non-controlling interest	-	-	-
Net (loss) income attributable to controlling interest	$(7,364)	$17,420	$10,057

Net (loss) income attributable to CareMax, Inc. Class A common stockholders	$(7,364)	$17,420	$10,057
Weighted average basic shares outstanding	28,404,759	-	28,404,759
Weighted average diluted shares outstanding	28,404,759	2,502,100	30,906,859
Net (loss) income per share			$-
Basic	$(0.26)	$0.61	$0.35
Diluted	$(0.26)	$0.58	$0.33

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Restated
Revenue
Medicare risk-based revenue	$65,577	$-	$65,577
Medicaid risk-based revenue	5,449	-	5,449
Other revenue	1,811	-	1,811
Total revenue	72,837	-	72,837
			-
Operating expenses			-
External provider costs	53,694	-	53,694
Cost of care	13,220	-	13,220
Sales and marketing	1,066	-	1,066
Corporate, general and administrative	10,676	-	10,676
Depreciation and amortization	1,951	-	1,951
Acquisition related costs	149	-	149
Total operating expenses	80,756	-	80,755
Operating (loss)	(7,919)	-	(7,918)
Interest expense, net	(1,296)	-	(1,296)
Gain on remeasurement of warrant liabilities	1,795	-	1,795
Gain on remeasurement of contingent earnout liabilities	-	17,420	17,419.73
Gain on extinguishment of debt	1,358	-	1,358
(Loss) income before income tax	(6,062)	17,420	11,359
Income tax provision	-	-	-
Net (loss) income	$(6,062)	$17,420	$11,359
			$-
Net (loss) income attributable to non-controlling interest	-	-	-
Net (loss) income attributable to controlling interest	$(6,062)	$17,420	$11,359
			$-
Net (loss) income attributable to CareMax, Inc. Class A common stockholders	$(6,062)	$17,420	$11,359
Weighted average basic shares outstanding	19,649,057	-	19,649,057
Weighted average diluted shares outstanding	19,649,057	1,257,962	20,907,019
Net (loss) income per share
Basic	$(0.31)	$0.89	$0.58
Diluted	$(0.31)	$0.85	$0.54

The table below presents the effect of the financial statement adjustments related to the restatement of the reported earnings per share as of June 30, 2021 reported in the Original Filing:

	Three Months Ended June 30,
	As Reported	Adjustments	As Restated
Net (loss) income attributable to CareMax, Inc. Class A common stockholders	$(7,364)	$17,420	$10,057

Weighted average basic shares outstanding	28,404,759	-	28,404,759
Dilutive impact of contingently issuable equity	-	2,502,100	2,502,100
Weighted average diluted shares outstanding	28,404,759	2,502,100	30,906,859

Net (loss) template per share
Basic	$(0.26)	$0.61	$0.35
Diluted	$(0.26)	$0.59	$0.33

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended June 30,
	As Reported	Adjustments	As Restated
Net (loss) income attributable to CareMax, Inc. Class A common stockholders	$(6,062)	$17,420	$11,359

Weighted average basic shares outstanding	19,649,057	-	19,649,057
Dilutive impact of contingently issuable equity	-	1,257,962	1,257,962
Weighted average diluted shares outstanding	19,649,057	1,257,962	20,907,019

Net (loss) template per share
Basic	$(0.31)	$0.89	$0.58
Diluted	$(0.31)	$0.85	$0.54

The tables below present the effect of the financial statement adjustments related to the restatement of the condensed consolidated statements of changes in stockholders'/members' equity reported in the Original Filing:

	As Reported

	Class A Common Stock		Additional	Total	Retained	Noncontrolling	Total
	Shares	Amount	Paid-in-capital	Controlling Interest	Earnings	Interest	Equity
BALANCE - DECEMBER 31, 2020	-	$-	$-	$6,727	$-	$-	$6,727
Net income	-	-	-	1,302	-	-	1,302
Distributions	-	-	-	-	-	-	-
BALANCE- MARCH 31, 2021	-	-	-	8,029	-	-	8,029

Activity prior to the business combination:
Net loss	-	-	-	(6,487)	-	-	(6,487)
Effects of the business combination:
Reverse recapitalization	28,780,819	3	(137,426)	(1,542)	1,542	-	(137,423)
Equity consideration issued to acquire IMC	10,412,023	1	155,346	-	-	-	155,347
Contingent earnout consideration	-	-	38,348	-	-	-	38,348
Shares issued for holdback	55,000	-	821	-	-	-	821
Proceeds from the sale of Class A common stock, net of offering costs	41,000,000	4	397,525	-	-	-	397,529
Activity after the business combination:
Net loss	-	-	-	-	(877)	-	(877)
Equity consideration issued to acquire SMA	384,615	-	5,027	-	-	-	5,027
BALANCE- JUNE 30, 2021	80,632,457	$8	$459,641	$-	$665	$-	$460,314

	Adjustments
	Class A Common Stock		Additional	Total	Retained	Noncontrolling	Total
	Shares	Amount	Paid-in-capital	Controlling Interest	Earnings	Interest	Equity
BALANCE - DECEMBER 31, 2020	-	$-	$-	$-	$-	$-	$-
Net income (loss)	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	-	-
BALANCE- MARCH 31, 2021	-	-	-	-	-	-	-

Activity prior to the business combination:
Net loss	-	-	-	-	-	-	-
Effects of the business combination:
Reverse recapitalization	-	-	(49,206)	-	-	-	(49,206)

Equity consideration issued to acquire IMC	-	-	-	-	-	-	-
Contingent earnout consideration	-	-	(38,348)	-	-	-	(38,348)
Shares issued for holdback	-	-	-	-	-	-	-
Proceeds from the sale of Class A common stock, net of offering costs	-	-	-	-	-	-	-
Activity after the business combination:	-	-	-	-	-	-	-
Net income	-	-	-	-	17,420	-	17,420
Equity consideration issued to acquire SMA	-	-	-	-	-	-	-
BALANCE- JUNE 30, 2021	-	$-	$(87,553)	$-	$17,420	$-	$(70,133)

	As restated
	Class A Common Stock		Additional	Total	Retained	Noncontrolling	Total
	Shares	Amount	Paid-in-capital	Controlling Interest	Earnings	Interest	Equity
BALANCE - DECEMBER 31, 2020	-	$-	$-	$6,727	$-	$-	$6,727
Net income	-	-	-	1,302	-	-	1,302
Distributions	-	-	-	-	-	-	-
BALANCE- MARCH 31, 2021	-	-	-	8,029	-	-	8,029

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Activity prior to the business combination:
Net loss	-	-	-	(6,487)	-	-	(6,487)
Effects of the business combination:
Reverse recapitalization	28,780,819	3	(186,632)	(1,542)	1,542	-	(186,629)
Equity consideration issued to acquire IMC	10,412,023	1	155,346	-	-	-	155,347
Contingent earnout consideration	-	-	-	-	-	-	-
Shares issued for holdback	55,000	-	821	-	-	-	821
Proceeds from the sale of Class A common stock, net of offering costs	41,000,000	4	397,525	-	-	-	397,529
Activity after the business combination:	-	-	-	-	-	-	-
Net income	-	-	-	-	16,543	-	16,543
Equity consideration issued to acquire SMA	384,615	-	5,027	-	-	-	5,027
BALANCE- JUNE 30, 2021	80,632,457	$8	$372,088	$-	$18,085	$-	$390,181

The table below presents the effect of the financial statement adjustments related to the restatement of the condensed consolidated statement of cash flows for the six months ended June 30, 2021 reported in the Original Filing:

(18)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(6,062)	$17,420	$11,359
Adjustments to reconcile net (loss)/income to net cash
(Used in)/provided by operating activities:
Depreciation expense	640	-	640
Amortization expense	1,321	-	1,321
Amortization of discount on debt and related issuance costs	135	-	135
Change in fair value of warrant liabilities	(1,795)	-	(1,795)
Change in fair value of contingent earnout liabilities	-	(17,420)	(17,420)
Gain on extinguishment of debt	(1,358)	-	(1,358)
Changes in operating assets and liabilities:	-	-	-
Accounts receivable	1,267	-	1,267
Prepaid expenses	(1,322)	-	(1,322)
Risk settlements due from/due to providers	(208)	-	(208)
Due from related parties	235	-	235
Other assets	(275)	-	(275)
Accounts payable	(2,113)	-	(2,113)
Accrued expenses	6,453	-	6,453
Other liabilities	(16)	-	(16)
Accrued interest	115	-	115
Net cash (used in)/provided by operating activities	(2,983)	-	(2,983)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,527)	-	(1,527)
Acquisition of businesses	(210,252)	-	(210,252)
Purchase of noncontrolling interest ownership	-	-	-
Net cash used in investing activities	(211,779)	-	(211,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock	410,000	-	410,000
Issuance costs of Class A common stock	(12,471)	-	(12,471)
Recapitalization transaction	(108,799)	-	(108,799)
Proceeds from borrowings on long-term debt and credit facilities	125,000	-	125,000
Principal payments on long-term debt	(24,496)	-	(24,496)
Payment of deferred financing costs	(6,883)	-	(6,883)
Long-term debt extinguishment costs	(487)	-	(487)
Borrowing under paycheck protection program	-	-	-
Distributions to members	-	-	-
Net cash provided by financing activities	381,864	-	381,864

NET INCREASE IN CASH	167,102	-	167,102
Cash - beginning of period	4,934	-	4,934
CASH - END OF PERIOD	$172,036	$-	$172,036

As a result of a revised fair value calculation, the total purchase consideration for IMC increased by $2.4 million. This amount was recorded as goodwill. The table below presents the effect of the financial statement adjustments in Note 3, Acquisitions, to the condensed financial statements reported in the Original Filings:

	As Reported	Adjustments	As Restated
Cash consideration (1)	$172,302	$-	$172,302
Share consideration (2)	$155,347	$-	$155,347
Contingent consideration (3)	$38,348	$2,438	$40,785
Other consideration (4)	$1,271		$1,271

(19)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

The tables below presents the effect of the financial statement adjustments in Note 11, Fair Value Measurements to the condensed consolidated financial statements reported in the Original Filing:

	As Reported
June 30, 2021	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities	$-	$-	$27,337
Liability-classified contingent consideration	$-	$-	$1,499

	Adjustment to include June 30, 2021 fair value of contingent consideration
June 30, 2021	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities	$-	$-	$-
Liability-classified contingent consideration	$-	$-	$72,571

	As Restated
June 30, 2021	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities	$-	$-	$27,337
Liability-classified contingent consideration	$-	$-	$74,070

NOTE 3. ACQUISITIONS

Acquisition of IMC

On June 8, 2021, the Company acquired 100% of the equity interests of IMC for total purchase consideration of $369.7 million, subject to final closing adjustments. The purchase consideration was comprised of the following (in thousands):

(As Restated, Note 2)
Cash consideration (1)	$172,302
Share consideration (2)	$155,347
Contingent consideration (3)	$40,785
Other consideration (4)	$1,271

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
(3)
Represents the fair value of contingent consideration.
(4)
Represents the fair value of cash and equity purchase consideration held in escrow pending the finalization of final closing adjustments.

(20)

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

(As Restated, Note 2)
Cash	$14,842
Accounts receivable	21,298
Other current assets	1,446
Property, plant & equipment	6,198
Intangible assets	34,121
Other assets	448
Accounts payable and accrued expenses	(8,793)
Long-term debt	(197)
Other long term liabilities	(1,898)
Net assets acquired	67,465
Excess of consideration over net assets acquired	302,241
Total consideration	$369,706

Goodwill represents the excess of the gross consideration transferred over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The amount allocated to goodwill and intangible assets is subject to final adjustment to reflect the final valuations. The goodwill recognized at June 30, 2021 that is expected to be deductible for income tax purposes is $80.4 million.

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

(21)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

	For the six months ended
	June 30, 2021 (As Restated, Note 2)	June 30, 2020
(in thousands)
Net revenue	$193,217	$173,147
Net income	$3,486	$6,569

(22)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(23)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill from December 31, 2020 to

June 30, 2021 (in thousands):

Carrying Amount (As Restated, Note 2)
Balance at December 31, 2020	$10,068
Acquired goodwill during the period	348,730
Balance at June 30, 2021	$358,798

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
June 30, 2021
Risk Contracts	$50,922	$(1,827)	$49,095	7
Trademarks	355	(44)	311	1
Non-compete agreements	1,320	(369)	951	5
Total	$52,597	$(2,240)	$50,357

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
December 31, 2020
Risk Contracts	$8,174	$(682)	$7,492	11
Non-compete agreements	1,320	(237)	1,083	5
Total	$9,494	$(919)	$8,575

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

(24)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(25)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Equity-based Compensation

(27)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of common share outstanding for the period subsequent to the transactions that occurred in connection with the Business Combination (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 (As Restated, Note 2)	2020	2021 (As Restated, Note 2)	2020
Net income attributable to CareMax, Inc. Class A common stockholders	$10,057	$3,382	$11,359	$6,646

Weighted average basic shares outstanding	28,404,759	10,796,069	19,649,057	10,796,069
Weighted average diluted shares outstanding	30,906,859	10,796,069	20,907,019	10,796,069

Net income per share
Basic	$0.35	$0.31	$0.58	$0.62
Diluted	$0.33	$0.31	$0.54	$0.62

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands).

(28)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

June 30, 2021	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities	$-	$-	$27,337
Liability-classified contingent consideration	-	-	74,070

The fair value of the Public Warrants issued in connection with the IPO, the Private Placement Warrants and the Earnout Shares was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants and the Earnout Shares has been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the IPO has been measured based on the listed market price of such warrants since the IPO. For the three and six months ended June 30, 2021, the Company recognized a benefit resulting from a decrease in the fair value of the derivative warrant liabilities of $1.8 million and a benefit of $17.4 million resulting from a decrease in the fair value of the Earnout Shares.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels during the three and six months ended June 30, 2021.

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public and Private Placement Warrants as of the Closing Date and June 30, 2021:

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs of the contingent earnout shares consideration for the CMG Sellers and IMC Parent as of the Closing Date and June 30, 2021:

(29)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

CMG Sellers - Contingent earnout liabilities	June 30, 2021 (As Restated, Note 2)	June 8, 2021 (As Restated, Note 2)
Potential Shares	3,500,000	3,500,000
Beginning Share Price	$12.90	$14.92
Volatility	61.3%	60.7%
Remaining Term	1.94	2.00
Risk-free rate	0.24%	0.14%
Dividend yield	0.0%	0.0%

IMC Parent - Contingent earnout liabilities	June 30, 2021 (As Restated, Note 2)	June 8, 2021 (As Restated, Note 2)
Potential Shares	2,900,000	2,900,000
Beginning Share Price	$12.90	$14.92
Volatility	61.3%	60.7%
Remaining Term	1.94	2.00
Risk-free rate	0.24%	0.14%
Dividend yield	0.0%	0.0%

The change in the fair value of the contingent earnout liabilities for the three and six months ended June 30, 2021 is summarized as follows (in thousands):

(As Restated, Note 2)
Fair value of contingent earnout liabilities at closing	$89,991
Change in fair value of contingent earnout liabilities	(17,420)
Contingent earnout liabilities at June 30, 2021	$72,571

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

NOTE 14. INCOME TAXES

(30)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(31)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

First Share Price Trigger

On July 9, 2021, the First Share Price Trigger was achieved, resulting in issuance of 1.75 million and 1.45 million Earnout Shares to the CMG Sellers and IMC Parent, respectively. The remaining Earnout Shares were remeasured at fair value on July 9th, the date of the event that caused the reclassification, and the change in fair value was recorded in profit (loss) in the three months ended September 30, 2021. Subsequent to the July 9, 2021 remeasurement and reclassification to equity, the unissued Earnout Shares do not require fair value remeasurement. See Note 2, Summary of Significant Accounting Policies - Derivative Instruments.

(32)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this section to “CareMax,” “we,” “us,” “our,” and the “Company” refers to CareMax, Inc. together with its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A (the “Report”).

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

(33)

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

(34)

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

(35)

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

Restatement

Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement described in Note 1 to our Condensed Consolidated Financial Statements in Part I, Item 1 included in this Quarterly Report on Form 10-Q/A.

Comparability of Financial Results

On June 8, 2021, we consummated the transactions contemplated by that certain Business Combination Agreement, dated December 18, 2020 (the “Business Combination Agreement”), by and among CMG, the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC, IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”), and Deerfield Partners, L.P. (“Deerfield Partners”), pursuant to which, on June 8, 2021 (the “Closing Date”), DFHT acquired 100% of the equity interests of CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT. Immediately upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions (the “Business Combination”), the name of the combined company was changed to CareMax, Inc.. CMG was determined to be the accounting acquirer in the Business Combination. Accordingly, the acquisition of CMG by the Company was accounted for as a reverse recapitalization. Under this method of accounting, the Company was treated as the acquiree for financial reporting purposes. The net assets of the Company were stated at their historical cost, with no goodwill or other separately identifiable intangible assets recorded. The balance sheet, results of operations and cash flows prior to the Business Combination are those of CMG. Further, CMG was determined to the accounting acquirer of IMC and the acquisition of IMC (the “IMC Acquisition”) was accounted for in accordance with FASB ASC Topic 805, Business Combinations (“ASC 805”) as a business combination. Accordingly, the IMC assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of the Closing Date. The IMC Acquisition drove, among other things, increases of $6.2 million in Property and Equipment, $34.1 million in amortizable intangible assets and $302.2 million in goodwill as of June 30, 2021, compared to our balance sheet as of December 31, 2020. The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

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

(36)

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

(37)

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

(38)

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

(39)

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

(40)

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

(41)

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

(42)

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

For the table below, note that the current quarter-to-date, year-to-date, and year-over-year changes have been updated for the effect of the restatements.

(43)

	Three-Months Ended			Six-Months Ended
(in thousands)	June 30, 2021	June 30, 2020	Y/Y Change	June 30, 2021	June 30, 2020	Y/Y Change
Net income	$10,057	$3,464	$6,593	$11,359	$6,638	$4,721

GAAP Pro Forma adjustments	(5,782)	2,362	(8,144)	(7,873)	68	(7,941)

Pro Forma Net Income (Loss)	4,274	5,826	(1,551)	3,486	6,570	(3,084)

Interest expense	1,666	1,456	210	3,063	2,915	147
Depreciation & amortization	3,780	4,077	(297)	7,265	8,424	(1,159)
Change in warrant liabilities	(1,795)	-	(1,795)	(1,795)	-	(1,795)
Change in contingent earnout liabilities	(17,420)	-	(17,420)	(17,420)	-	(17,420)
Gain on extinguishment of debt	(1,358)	-	(1,358)	(1,358)	-	(1,358)
Other expenses	(29)	190	(218)	385	389	(4)

EBITDA	(10,881)	11,548	(22,429)	(6,375)	18,297	(24,673)

Other adjustments
Non-recurring expenses	8,622	2,008	6,613	11,601	1,702	9,899
Acquisition costs	3,806	678	3,127	4,974	1,335	3,639
Discontinued operations	-	-	-	(1)	-	(1)

Adjusted EBITDA	$1,546	$14,234	$(12,688)	$10,197	$21,334	$(11,136)

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

(44)

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

(45)

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

(46)

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

Results of Operations

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020.

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2021 (As restated Note 2)	2020	$ Change (As restated Note 2)	% Change (As restated Note 2)
Revenue
Medicare risk-based revenue	$37,761	$25,746	$12,015	46.7%
Medicaid risk-based revenue	5,449	–	5,449
Other revenue	1,709	49	1,660	3387.8%
Total revenue	$44,919	$25,795	$19,124	74.1%
Operating expense
External provider costs	35,535	15,958	19,577	122.7%
Cost of care	7,867	3,886	3,981	102.4%
Sales and marketing	775	272	503	184.9%
Corporate, general and administrative	8,881	1,456	7,425	509.9%
Depreciation and amortization	1,437	356	1,081	303.5%
Acquisition related costs	149	–	149
Total costs and expenses	$54,643	$21,928	$32,715	149.2%
Operating (loss) income	$(9,724)	$3,867	$(13,591)	(351.5)%
Interest (expense), net	(792)	(403)	(389)	96.5%
Gain on remeasurement of warrant liabilities	1,795	–	1,795
Gain on remeasurement of contingent earnout liabilities	17,420	–	17,420
Gain on extinguishment of debt	1,358	–	1,358
Other expense/(income)	–	–	–
Income before income taxes	$10,057	$3,464	$6,593	190.3%
Income tax provision	–	–	–
Net income	$10,057	$3,464	$6,593	190.3%

(47)

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

Change in fair value of contingent earnout liabilities. We recorded a gain of $17.4 million during the six months ended June 30, 2021, as a result of a decrease in the fair value of the contingent earnout liabilities.

Gain on extinguishment of debt. We recorded a gain of $2.2 million related to the forgiveness of Paycheck Protection Program (“PPP”) loans partially offset by a loss of extinguishment of debt of $800,000 in connection the early extinguishment and termination of the Loan Agreement in June 2021.

(48)

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

	Three Months Ended June 30,
(in thousands)	2021 (As restated Note 2)	2020	$ Change (As restated Note 2)	% Change (As restated Note 2)
Revenue
Medicare risk-based revenue	$71,902	$67,883	$4,019	5.9%
Medicaid risk-based revenue	20,454	14,828	5,626	37.9%
Other revenue	5,424	4,980	444	8.9%
Total revenue	$97,780	$87,691	$10,089	11.5%
Operating expense
External provider costs	73,491	56,027	17,464	31.2%
Cost of care	12,762	10,465	2,297	21.9%
Sales and marketing	1,688	1,245	443	35.6%
Corporate, general and administrative	20,720	8,407	12,313	146.5%
Depreciation and amortization	3,780	4,077	(297)	(7.3)%
Total costs and expenses	$112,441	$80,221	$32,220	40.2%
Operating (loss) income	$(14,661)	$7,471	$(22,132)	(296.2)%
Interest (expense), net	(1,666)	(1,456)	(210)	14.4%
Gain on remeasurement of warrant liabilities	1,795	–	1,795
Gain on remeasurement of contingent earnout liabilities	17,420	–	17,420
Gain on extinguishment of debt	1,358	–	1,358
Other expense/(income)	29	(190)	219	(115.3)%
Income before income taxes	$4,275	$5,826	$(1,550)	(26.6)%
Income tax provision	–	–	–
Net income	$4,275	$5,826	$(1,550)	(26.6)%

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

(49)

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

Change in fair value of contingent earnout liabilities. We recorded a gain of $17.4 million during the three months ended June 30, 2021, as a result of a reduction in the fair value of the contingent earnout liabilities.

Gain on extinguishment of debt. We recorded a gain of $2.2 million related to the forgiveness of PPP loans partially offset by a loss of extinguishment of debt of $800,000 in connection the early extinguishment and termination of the Loan Agreement in June 2021.

(50)

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020.

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021 (As restated Note 2)	2020	$ Change (As restated Note 2)	% Change (As restated Note 2)
Revenue
Medicare risk-based revenue	$65,577	$50,841	$14,736	29.0%
Medicaid risk-based revenue	5,449	–	5,449
Other revenue	1,811	188	1,623	863.3%
Total revenue	$72,837	$51,029	$21,808	42.7%
Operating expense
External provider costs	53,694	31,806	21,888	68.8%
Cost of care	13,220	7,903	5,317	67.3%
Sales and marketing	1,066	500	566	113.2%
Corporate, general and administrative	10,676	2,740	7,936	289.6%
Depreciation and amortization	1,951	712	1,239	173.9%
Acquisition related costs	149	–	149
Total costs and expenses	$80,755	$43,661	$37,094	85.0%
Operating (loss) income	$(7,918)	$7,368	$(15,286)	(207.5)%
Interest (expense), net	(1,296)	(730)	(566)	77.5%
Gain on remeasurement of warrant liabilities	1,795	–	1,795
Gain on remeasurement of contingent earnout liabilities	17,420	–	17,420
Gain on extinguishment of debt	1,358	–	1,358
Other expense/(income)	–	–	–
Income before income taxes	$11,359	$6,638	$4,721	71.1%
Income tax provision	–	–	–
Net income	$11,359	$6,638	$4,721	71.1%

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

(51)

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

Change in fair value of contingent earnout liabilities. We recorded a gain of $17.4 million during the three months ended June 30, 2021, as a result of a reduction in the fair value of the contingent earnout liabilities.

Gain on extinguishment of debt. We recorded a gain of $2.2 million related to the forgiveness of PPP loans partially offset by a loss of extinguishment of debt of $800,000 in connection the early extinguishment and termination of the Loan Agreement in June 2021.

(52)

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

	Six Months Ended June 30,
(in thousands)	2021 (As restated Note 2)	2020	$ Change (As restated Note 2)	% Change (As restated Note 2)
Revenue
Medicare risk-based revenue	$143,648	$137,119	$6,529	4.8%
Medicaid risk-based revenue	39,351	25,655	13,696	53.4%
Other revenue	10,218	10,373	(155)	(1.5)%
Total revenue	$193,217	$173,147	$20,070	11.6%
Operating expense
External provider costs	139,093	112,883	26,210	23.2%
Cost of care	25,836	22,841	2,995	13.1%
Sales and marketing	3,170	2,330	840	36.1%
Corporate, general and administrative	31,493	16,796	14,697	87.5%
Depreciation and amortization	7,265	8,424	(1,159)	(13.8)%
Total costs and expenses	$206,856	$163,274	$43,582	26.7%
Operating (loss) income	$(13,639)	$9,874	(23,514)	(238.2)%
Interest (expense), net	(3,063)	(2,915)	(147)	5.0%
Gain on remeasurement of warrant liabilities	1,795	–	1,795
Gain on remeasurement of contingent earnout liabilities	17,420	–	17,420
Gain on extinguishment of debt	1,358	–	1,358
Other expense/(income)	(385)	(389)	4	(1.1)%
Income before income taxes	$3,486	$6,569	$(3,084)	(47.0)%
Income tax provision	–	–	–
Net income	$3,486	$6,569	$(3,084)	(47.0)%

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

(53)

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

Change in fair value of contingent earnout liabilities. We recorded a gain of $17.4 million during the six months ended June 30, 2021, as a result of a reduction in the fair value of the contingent earnout liabilities.

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

(54)

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

(55)

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

(56)

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

(57)

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

Derivative Warrant and Contingent Earnout Liabilities

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

In connection with the Business Combination, up to 6,400,000 Earnout Shares became issuable to IMC Parent and the CMG Sellers as contingent consideration if certain Share Price Triggers are met or if a chance in control occurs that equates to a share price equivalent to the Share Price Triggers. In this 10-Q/A the Earnout Shares are accounted for as derivative contingent

(58)

earnout liabilities in accordance with ASC 815-40, "Derivatives and Hedging - Contracts in an Entities Own Equity" and accordingly, the Company recognized the contingent consideration as a liability at fair value upon issuance. The liabilities were subject to re-measurement at each balance sheet date until the Earnout Shares were issued or events required the Company to reassess the classification, and any change in fair value was recognized in the Company's profit (loss).

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” included elsewhere in this Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

(59)

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that our disclosure controls and procedures were not effective as of June 30, 2021, based on the material weaknesses identified below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believe the condensed consolidated financial statements included in this Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting

As discussed in the Company's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 10-K"), a material weakness in our Company's internal control over financial reporting did not result in the proper classification of its previously issued warrants. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The warrants were previously classified as equity in the Company's balance sheet; after discussion and evaluation, taking into consideration statements by the staff of the SEC, including with our independent registered public accounting firm, we concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement, which required a restatement of our financial statements for the year ended December 31, 2020.

In addition to the material weakness identified above, we identified a material weakness in our internal control over financial reporting related to the improper classification of the Earnout Shares which resulted in the restatement of our unaudited consolidated financial statements for the three-month and year-to-date periods ended June 30, 2021, as contained in this Form 10-Q/A. As further described in Note 2 the unaudited Condensed Consolidated Financial Statements, the Earnout Shares were originally classified as equity from and after the Closing Date, and the Company subsequently determined in connection with the preparation of 2021 Annual report Form 10-K ( the "2021 10-K") that the Earnout shares should have been liability classified and measured at fair value as of June 30, 2021, with changes in fair value recorded in earnings for the period reported. This control deficiency related to the interpretation and accounting of the obligation to issue the Earnout Shares resulted in us having to restate our unaudited condensed consolidated financial statements for the three-month and year-to-date periods ended June 30, 2021, and accordingly, management has determined that this control deficiency constitutes a material weakness.

We continue to evaluate steps to remediate the material weaknesses. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management's consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the July 2020 initial public offering, see Note 2, Restatement of Previously Issued Financial Statements to the financial statements in the 2020 10-K.

Changes in Internal Control Over Financial Reporting

As discussed elsewhere in this Form 10-Q/A, we completed the Business Combination on June 8, 2021. Prior to the Business Combination, DFHT was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses, and CMG was a privately held limited liability company. Additionally, the Business Combination included the acquisition of IMC, and subsequent to the Closing Date, the Company acquired the SMA entities.

(60)

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

(61)

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, CareMax may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, CareMax is not currently a party to any legal proceedings the outcome of which, if determined adversely to CareMax, are believed to, either individually or taken together, have a material adverse effect on CareMax’s business, operating results, cash flows or financial condition. Regardless of the outcome, litigation has the potential to have an adverse impact on CareMax because of defense and settlement costs, diversion of management resources, and other factors.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

(62)

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

(63)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: March 16, 2021		/s/ Carlos de Solo
	Name:	Carlos de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 16, 2021		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(64)