Form 10-Q/A
period 2021-09-30
CareMax, Inc.
filed 2022-03-16
CIK 1813914

l

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

EXPLANATORY NOTE

CareMax, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2021 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).This Form 10-Q/A is being filed to restate the Company’s unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021. The restatement reflects the reclassification of the contingent share earnout related to the Company’s business combination from stockholders’ equity to a liability for the period from the closing of the business combination on June 8, 2021 to the satisfaction of the triggering event relating to the first earnout on July 9, 2021. See Note 2 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A for further information regarding the restatement.

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

CareMax, Inc.

Quarterly Report on Form 10-Q/A

For the Quarter Ended September 30, 2021

PART I. – FINANCIAL INFORMATION

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2021 (As Restated, Note 2)	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$80,451	$4,934
Accounts receivable, net	33,624	9,395
Inventory	398	15
Prepaid expenses	17,926	183
Risk settlements due from providers	464	80
Due from related parties	-	274
Total Current Assets	132,863	14,881
	-
Property and equipment, net	16,163	4,796
Goodwill	451,908	10,068
Intangible assets, net	61,575	8,575
Deferred debt issuance costs	2,084	-
Other assets	1,109	183
Total Assets	$665,701	$38,503

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,677	$1,044
Accrued expenses	8,346	2,572
Accrued interest payable	-	149
Risk settlements due to providers	171	643
Current portion of long-term debt	6,279	1,004
Due to related parties	-	39
Other current liabilities	2,831	-
Total Current Liabilities	23,304	5,451
	-
Derivative warrant liabilities	17,110	-
Long-term debt, less current portion	112,890	26,325
Other liabilities	6,032	-
Total Liabilities	159,336	31,776
COMMITMENTS AND CONTINGENCIES (Note 14)	-
STOCKHOLDERS'/MEMBER'S EQUITY	-
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 87,073,985 shares issued and outstanding at September 30, 2021)	9	-
Additional paid-in-capital	502,751	-
Retained Earnings	3,605	-
Member units (no par value, 200 authorized, issued and outstanding at December 31, 2020)	-	223
Members' equity	-	6,504
Total Stockholders'/Members' Equity	506,365	6,727

Total Liabilities and Stockholders'/Members' Equity	$665,701	$38,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021 (As Restated, Note 2)	2020	2021 (As Restated, Note 2)	2020
Revenue
Medicare risk-based revenue	$76,428	$24,242	$142,005	$75,083
Medicaid risk-based revenue	20,884	-	26,333	-
Other revenue	7,308	64	9,118	251
Total revenue	104,620	24,306	177,456	75,334

Operating expenses
External provider costs	73,329	17,304	127,023	49,110
Cost of care	21,602	4,341	34,822	12,244
Sales and marketing	1,274	311	2,340	811
Corporate, general and administrative	13,589	1,885	24,264	4,626
Depreciation and amortization	5,176	359	7,127	1,072
Acquisition related costs	879	-	1,028	-
Total operating expenses	115,849	24,200	196,603	67,863
Operating (loss) income	(11,229)	106	(19,147)	7,471
Interest (expense), net	(1,291)	(387)	(2,587)	(1,117)
Gain on remeasurement of warrant liabilities	10,227	-	12,022	-
(Loss) gain on remeasurement of contingent earnout liabilities	(11,625)	-	5,794	-
Gain on extinguishment of debt, net	279	-	1,637	-
Other expense, net	(840)	-	(840)	-
(Loss) income before income tax	(14,479)	(281)	(3,120)	6,354
Income tax provision	-	-	-	-
Net (loss) income	$(14,479)	$(281)	$(3,120)	$6,354

Net income attributable to non-controlling interest	-	34	-	26
Net (loss) income attributable to controlling interest	$(14,479)	$(315)	$(3,120)	$6,328

Net (loss) income attributable to CareMax, Inc. Class A common stockholders	$(14,479)	$(315)	$(3,120)	$6,328
Weighted average basic shares outstanding	82,552,520	10,796,069	40,847,294	10,796,069
Weighted average diluted shares outstanding	82,552,520	10,796,069	40,847,294	10,796,069
Net (loss) income per share
Basic	$(0.18)	$(0.03)	$(0.08)	$0.59
Diluted	$(0.18)	$(0.03)	$(0.08)	$0.59

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'/MEMBERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Class A Common Stock		Additional	Total		Noncontrolling	Total
	Shares	Amount	Paid-in-capital (As Restated, Note 2)	Controlling Interest	Retained Earnings (As Restated, Note 2)	Interest	Equity
BALANCE - DECEMBER 31, 2019	-	$-	$-	$5,160	$-	$(214)	$4,946
Net income (loss)	-	-	-	3,261	-	(90)	3,171
Purchase of non-controlling interest	-	-	-	(400)	-	-	(400)
Change in ownership due to change in non-controlling interest	-	-	-	(44)	-	44	-
BALANCE- MARCH 31, 2020	-	-	-	7,977	-	(260)	7,717
Net income	-	-	-	3,382	-	82	3,464
Change in ownership due to change in non-controlling interest	-	-	-	-	-	-	-
Distributions	-	-	-	(81)	-	-	(81)
BALANCE- JUNE 30, 2020	-	-	-	11,278	-	(178)	11,100
Net (loss) income	-	-	-	(315)	-	34	(281)
Change in ownership due to change in non-controlling interest	-	-	-	(42)	-	42	-
Distributions	-	-	-	(63)	-	-	(63)
BALANCE- SEPTEMBER 30, 2020	-	$-	$-	$10,858	$-	$(102)	$10,756

BALANCE - DECEMBER 31, 2020	-	$-	$-	$6,727	$-	$-	$6,727
Net income	-	-	-	1,302	-	-	1,302
Distributions	-	-	-	-	-	-	-
BALANCE- MARCH 31, 2021	-	-	-	8,029	-	-	8,029
Activity prior to the business combination:
Additional paid-in-capital	-	-	-	-	-	-	-
Net loss		-		(6,487)			(6,487)
Effects of the business combination:							-
Reverse recapitalization	28,780,819	3	(186,632)	(1,542)	1,542	-	(186,629)
Equity consideration issued to acquire IMC	10,412,023	1	155,346	-	-	-	155,347
Shares issued for holdback	55,000	-	821	-	-	-	821
Proceeds from the sale of Class A Common stock, net of offering costs	41,000,000	4	397,525	-	-	-	397,529
Activity after the business combination:			-				-
Net income	-	-	-		16,543	-	16,543
Equity consideration issued to acquire SMA	384,615	-	5,027	-	-	-	5,027
BALANCE- JUNE 30, 2021	80,632,457	8	372,088	-	18,085	-	390,181
Equity consideration issued to acquire DNF	2,741,528	-	26,072	-	-	-	26,072
Reverse recapitalization	-	-	(104)	-	-	-	(104)
Contingently issuable stock to CMG Sellers and IMC Parent - First Share Price Trigger on Earnout Shares	3,200,000	1	39,109	-	-	-	39,110
Reclassification of contingent consideration previously liability classified			45,088				45,088
Proceeds from the sale of Class A Common stock, net of offering costs	500,000	-	6,650	-	-	-	6,650
Stock compensation expense	-	-	966	-	-	-	966
Series A Warrants issued under the Advisory Agreement	-	-	12,883	-	-	-	12,883
Net loss	-	-	-	-	(14,479)	-	(14,479)
BALANCE- SEPTEMBER 30, 2021	87,073,985	$9	$502,751	$-	3,605	$-	$506,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021 (As Restated, Note 2)	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(3,120)	$6,354
Adjustments to reconcile net (loss)/income to net cash
(Used in)/provided by operating activities:
Depreciation expense	1,657	626
Amortization expense	5,488	448
Amortization of debt issuance costs	522	52
Stock compensation expense	966	-
Change in fair value of warrant liabilities	(12,022)	-
Change in fair value of contingent earnout liabilities	(5,794)	-
Gain on extinguishment of debt	(1,637)	-
Changes in operating assets and liabilities:
Accounts receivable	4,296	(583)
Inventory	67	(3)
Prepaid expenses	(1,371)	55
Risk settlements due from/due to providers	(384)	(92)
Due to/from related parties	235	(141)
Other assets	(312)	12
Accounts payable	1,583	(347)
Accrued expenses	(3)	(381)
Other liabilities	1,178	-
Accrued interest	(149)	-
Net Cash (Used In)/Provided by Operating Activities	(8,801)	5,998

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,967)	(1,789)
Acquisition of businesses	(298,344)	(2,656)
Asset Purchase Agreement Holdback Payment	-	(333)
Purchase of noncontrolling interest ownership	-	(316)
Net Cash Used in Investing Activities	(301,311)	(5,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving loan commitment	-	2,467
Loan from Paycheck Protection Program	-	2,164
Proceeds from issuance of Class A common stock	415,000	-
Issuance costs of Class A common stock	(12,471)	-
Reverse recapitalization	(108,386)	-
Proceeds from borrowings on long-term debt and credit facilities	125,000	-
Principal payments on long-term debt	(26,143)	(251)
Payment of deferred financing costs	(6,883)	-
Payment of debt prepayment penalties	(487)	-
Distributions to members	-	(144)
Net Cash Provided by Financing Activities	385,630	4,236

NET INCREASE IN CASH	75,518	5,140
Cash - Beginning of Period	4,934	4,438
CASH - END OF PERIOD	$80,451	$9,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021 (As Restated, Note 2)	2020
Equity consideration issued in acquisitions	$187,266	$-
Contingent consideration issued in business combination	72,571	-
Purchase of non-controlling interest through accounts payable	-	183
Payroll Protection Program loan forgiveness	2,164	-
Equity/Warrant consideration issued to The Related Companies, L.P.	14,533	-
SUPPLEMENTAL DISCLOSURES OF CASH ACTIVITIES:
Cash paid for interest	2,317	815
Acquisition of business financed through deferred consideration	-	450
Purchase of non-controlling interest financed through accounts payable	-	83

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

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, are entitled to receive earn-out consideration to be paid out in the form of Class A Common Stock. Up to an additional 3.5 million and 2.9 million Earnout Shares are payable after the Closing to the CMG Sellers and IMC Parent, respectively: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equals or exceeds $12.50 per share on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1.75 million and 1.45 million Earnout Shares are issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 per share on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1.75 million and 1.45 million Earnout Shares will be issued and paid to the CMG Sellers and IMC Parent, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company enters into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction is greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at the closing of such change in control transaction, the Share Price Triggers will be deemed to have been satisfied and the Company is required to issue, as of such closing, the applicable unissued Earnout Shares. In accordance with ASC 815-40, as the Earnout Shares were not indexed to the Company’s common stock, they were accounted for as a liability at the Closing Date and subsequently remeasured at the reporting date with the change in fair value recorded as a gain on remeasurement of contingent earnout liabilities in the condensed consolidated statement of operations as of June 30, 2021. Subsequent to June 30, 2021, the volume weighted average trading price of Class A Common Stock exceeded the First Share Price Trigger, resulting in the satisfaction of the contingent conditions. Accordingly, 1.75 million and 1.45 million Earnout Shares were issued and paid to the CMG Sellers and IMC Parent, respectively.

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

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

As further described in Note 8, in connection with the Business Combination, up to 6,400,000 Earnout Shares become issuable to IMC Parent and CMG Sellers as contingent consideration if certain Share Price Triggers are met or if a change in control occurs that equates to a share price equivalent to the Share Price Triggers (also referred to as “Earnout Shares”). On the Closing Date, the Earnout Shares were accounted for as derivative earnout liabilities in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in an Entities Own Equity” and accordingly, the Company recognized the contingent consideration as a liability at fair value upon issuance. The liabilities were subject to remeasurement at each balance sheet date until the Earnout Shares were issued or conditions or events required the Company to reassess the classification, and the change in fair value was recognized in the Company’s consolidated statement of operations. On July 9, 2021, the First Share Price Trigger was achieved, resulting in the issuance of 1,750,000 and 1,450,000 Earnout Shares to the CMG Sellers and IMC Parent, respectively. The remaining unissued Earnout Shares were re-assessed and determined to be indexed to the Company's own equity, resulting in reclassification to equity under ASC 815-40 “Derivatives and Hedging - Contracts in an Entities Own Equity.” The remaining Earnout Shares were remeasured at fair value upon achievement of the First Share Price Trigger on July 9, 2021, which was the event that caused the reclassification, and the change in fair value was recorded in earnings in the three months ended September 30, 2021. Subsequent to the July 9, 2021 remeasurement and reclassification to equity, the Company determined the remaining 3,200,000 unissued Earnout Shares do not require fair value remeasurement.

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

Property and Equipment

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, "Leases" (“ASU 2016-02”), which amended the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. ASU 2016-02 also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. In June 2020, the FASB issued ASU 2020-05, “Revenue from Contracts with Customers and Leases,” that deferred the required effective date for non-issuers to fiscal years beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. Because the Company is currently an emerging growth company, the Company plans to adopt ASU 2016-02 on January 1, 2022. Because of the number of leases the Company utilizes to support its operations, the adoption of ASU 2016-02 is expected to have a significant impact on the Company’s financial position and results of operations. The total future estimated gross annual lease payments are $67.6 million as of September 30, 2021. Management is currently evaluating the

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

extent of this anticipated impact on the Company’s financial statements, including quantitative and qualitative factors, as well as any changes to its leasing strategy that may be needed.

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and determined that the related impact was material to the Company's previously filed unaudited condensed consolidated financial statements for the three and nine month periods ended and September 30, 2021. Therefore, on March 7, 2022, after discussion with WithumSmith+Brown, PC ("Withum"), the Company's current independent registered public accounting firm, the Audit Committee of the Company's Board of Directors and the Company's management concluded that the unaudited condensed financial statements for the three-month and nine-month periods ended September 30, 2021 should be restated to present the entire amount of the Earnout Shares as a liability as of the Closing Date of the Business Combination through July 9, 2021 and to record the change in fair value in profit (loss) in the three months ended September 30, 2021. As such, the Company is reporting the aforementioned restatements to the periods presented in this Form 10-Q/A.

Impact of the Restatement

The table below presents the effect of the financial statement adjustments related to the restatement of the Company's unaudited condensed consolidated balance sheet as of September 30, 2021 reported in the Original Filing:

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	September 30, 2021
	As Previously Reported	Adjustments	As Restated
ASSETS

CURRENT ASSETS
Cash	$80,451	$-	$80,451
Accounts receivable, net	33,624	-	33,624
Inventory	398	-	398
Prepaid expenses	17,926	-	17,926
Risk settlements due from providers	464	-	464
Due from related parties	-	-	-
Total Current Assets	132,863	-	132,863
	-		-
Property and equipment, net	16,163	-	16,163
Goodwill	449,470	2,438	451,908
Intangible assets, net	61,575	-	61,575
Deferred debt issuance costs	2,084	-	2,084
Other assets	1,109	-	1,109
Total Assets	$663,264	$2,438	$665,701

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,677	$-	$5,677
Accrued expenses	8,346	-	8,346
Risk settlements due to providers	171	-	171
Current portion of long-term debt	6,279	-	6,279
Due to related parties	-	-	-
Other current liabilities	2,831	-	2,831
Total Current Liabilities	23,304	-	23,304

Derivative warrant liabilities	17,110		17,110
Long-term debt, less current portion	112,890	-	112,890
Other liabilities	6,032	-	6,032
Total Liabilities	159,336	-	159,336
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'/MEMBER'S EQUITY
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 87,073,985 shares issued and outstanding at September 30, 2021)	9	-	9
Additional paid-in-capital	506,108	(3,357)	502,751
(Accumulated deficit)/Retained earnings	(2,189)	5,794	3,605
Members' equity	-	-	-
Total Stockholders'/Members' Equity	503,928	2,438	506,366

Total Liabilities and Stockholders'/Members' Equity	$663,264	$2,438	$665,701

The tables below represent the effect of the financial statement adjustments related to the restatement of the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 reported in the Original Filing:

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Revenue
Medicare risk-based revenue	$76,428	$-	$76,428
Medicaid risk-based revenue	20,884	-	20,884
Other revenue	7,308	-	7,308
Total revenue	104,620	-	104,620
			-
Operating expenses			-
External provider costs	73,329	-	73,329
Cost of care	21,602	-	21,602
Sales and marketing	1,274	-	1,274
Corporate, general and administrative	13,589	-	13,589
Depreciation and amortization	5,176	-	5,176
Acquisition related costs	879	-	879
Total operating expenses	115,849	-	115,849
Operating income (loss)	(11,229)	-	(11,229)
Interest expense, net	(1,291)	-	(1,291)
Gain on remeasurement of warrant liabilities	10,227	-	10,227
Loss on remeasurement of earnout liabilities	-	(11,625)	(11,625)
Gain on extinguishment of debt, net	279	-	279
Other expense, net	(840)		(840)
Loss before income tax	(2,854)	(11,625)	(14,479)
Income tax provision	-	-	-
Net loss	(2,854)	(11,625)	(14,479)

Net (loss) attributable to non-controlling interest			-
Net (loss) attributable to controlling interest	(2,854)	(11,625)	(14,479)

Net (loss) attributable to CareMax, Inc. Class A Common stockholders	$(2,854)	$(11,625)	$(14,479)
Weighted average basic shares outstanding	82,552,520	$-	82,552,520
Weighted average diluted shares outstanding	82,552,520	-	82,552,520
Net (loss) per share			-
Basic	$(0.03)	$(0.15)	$(0.18)
Diluted	$(0.03)	$(0.15)	$(0.18)

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Revenue
Medicare risk-based revenue	$142,005	$-	$142,005
Medicaid risk-based revenue	26,333	-	26,333
Other revenue	9,118	-	9,118
Total revenue	177,456	-	177,456
	-		-
Operating expenses	-		-
External provider costs	127,023	-	127,023
Cost of care	34,822	-	34,822
Sales and marketing	2,340	-	2,340
Corporate, general and administrative	24,264	-	24,264
Depreciation and amortization	7,127	-	7,127
Acquisition related costs	1,028	-	1,028
Total operating expenses	196,604	-	196,603
Operating income (loss)	(19,148)	-	(19,147)
Interest expense, net	(2,587)	-	(2,587)
Gain on remeasurement of warrant liabilities	12,022	-	12,022
Gain on remeasurement of earnout liabilities	-	5,794	5,794
Gain on extinguishment of debt, net	1,637	-	1,637
Other expense, net	(840)		(840)
Loss income before income tax	(8,916)	5,794	(3,120)
Income tax provision	-	-	-
Net loss	(8,916)	5,794	(3,120)

Net (loss) attributable to non-controlling interest	-	-	-
Net (loss) attributable to controlling interest	(8,916)	5,794	(3,120)

Net (loss) attributable to CareMax, Inc. Class A Common stockholders	$(8,916)	$5,794	$(3,120)
Weighted average basic shares outstanding	40,847,294	-	40,847,294
Weighted average diluted shares outstanding	40,847,294	-	40,847,294
Net (loss) per share			-
Basic	$(0.22)	$0.14	$(0.08)
Diluted	$(0.22)	$0.14	$(0.08)

The table below represents the effect of the financial statement adjustments related to the restatement of the Company's previously reported earnings per share as of September 30, 2021 reported in the Original Filing:

	Three Months Ended September 30, 2021
	As Reported	Adjustments	As Restated
Net loss attributable to CareMax, Inc. Class A common stockholders	$(2,854)	$(11,625)	$(14,479)

Weighted average basic shares outstanding	82,552,520	-	82,552,520
Weighted average diluted shares outstanding	82,552,520	-	82,552,520

Net loss per share
Basic	$(0.03)	$(0.15)	$(0.18)
Diluted	$(0.03)	$(0.15)	$(0.18)

	Nine Months Ended September 30, 2021
	As Reported	Adjustments	As Restated
Net loss attributable to CareMax, Inc. Class A common stockholders	$(8,916)	$5,794	$(3,120)

Weighted average basic shares outstanding	40,847,294	-	40,847,294
Weighted average diluted shares outstanding	40,847,294	-	40,847,294

Net loss per share
Basic	$(0.22)	$0.14	$(0.08)
Diluted	$(0.22)	$0.14	$(0.08)

The tables below present the effect of the financial statement adjustments related to the restatement of the condensed consolidated statements of changes in stockholders'/members' equity reported in the Original Filing:

As Reported
Class A Common Stock	Additional	Total	Retained	Noncontrolling	Total

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	Shares	Amount	Paid-in-capital	Controlling Interest	Earnings	Interest	Equity
BALANCE - DECEMBER 31, 2020	-	-	-	6,727	-	-	6,727
Net income	-	-	-	1,302	-	-	1,302
Distributions	-	-	-	-	-	-	-
BALANCE- MARCH 31, 2021	-	-	-	8,029	-	-	8,029
							-
Activity prior to the business combination:							0
Net loss	-	-	-	(6,487)	-	-	(6,487)
Effects of the business combination:							-
Reverse recapitalization	28,780,819	3	(137,426)	(1,542)	1,542	-	(137,423)
Equity consideration issued to acquire IMC	10,412,023	1	155,346	-	-	-	155,347
Contingent consideration	-	-	38,348	-	-	-	38,348
Shares issued for holdback	55,000	-	821	-	-	-	821
Proceeds from the sale of Class A common stock, net of offering costs	41,000,000	4	397,525	-	-	-	397,529
Activity after the business combination:							-
Net loss	-	-	-	-	(877)	-	(877)
Equity consideration issued to acquire SMA	384,615	-	5,027	-	-	-	5,027
BALANCE- JUNE 30, 2021	80,632,457	8	459,641	-	665	-	460,314
Equity consideration issued to acquire DNF	2,741,528	-	26,072	-	-	-	26,072
Reverse recapitalization	-	-	(104)	-	-	-	(104)
Contingent consideration	-	-	-	-	-	-	-
Contingently issuable stock to CMG Sellers and IMC Parent	3,200,000	1	-	-	-	-	1
Proceeds from the sale of Class A common stock, net of offering costs	500,000	-	6,650	-	-	-	6,650
Stock compensation expense	-	-	966	-	-	-	966
Series A Warrants issued under the Advisory Agreement	-	-	12,883	-	-	-	12,883
Net loss	-	-	-	-	(2,854)	-	(2,854)
BALANCE- SEPTEMBER 30, 2021	87,073,985	9	506,108	-	(2,189)	-	503,928

	Adjustments
	Class A Common Stock		Additional	Total	Retained	Noncontrolling	Total
	Shares	Amount	Paid-in-capital	Controlling Interest	Earnings	Interest	Equity
BALANCE - DECEMBER 31, 2020	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	-	-
BALANCE- MARCH 31, 2021	-	-	-	-	-	-	-
Effects of the business combination:
Reverse recapitalization	-	-	(40,785)	-	-	-	(40,785)
Contingent consideration	-	-	(38,348)	-	-	-	(38,348)
Activity after the business combination:
Net income	-	-	-	-	17,420	-	17,420
BALANCE- JUNE 30, 2021	-	$-	$(87,553)	$-	$17,420	$-	$(70,134)
Contingently issuable stock to CMG Sellers and IMC Parent - First Share Price Trigger on Earnout Shares	-	-	45,088	-	-	-	45,088
Earnout Share Consideration	3,200,000	1	39,109	-	-	-	39,110
Post-close contingent consideration adjustment	-	-	(2,438)	-	-	-	(2,438)
Net loss	-	-	-	-	(11,625)	-	(11,625)
BALANCE- SEPTEMBER 30, 2021	-	$-	$(3,357)	$-	$5,794	$-	$-

	As Restated
	Class A Common Stock		Additional	Total	Retained	Noncontrolling	Total
	Shares	Amount	Paid-in-capital	Controlling Interest	Earnings	Interest	Equity
BALANCE - DECEMBER 31, 2020	-	-	-	6,727	-	-	6,727
Net income	-	-	-	1,302	-	-	1,302
Distributions	-	-	-	-	-	-	-
BALANCE- MARCH 31, 2021	-	-	-	8,029	-	-	8,029

Activity prior to the business combination:
Net loss	-	-	-	(6,487)	-	-	(6,487)
Effects of the business combination:
Reverse recapitalization	28,780,819	3	(186,632)	(1,542)	1,542	-	(186,629)

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Equity consideration issued to acquire IMC	10,412,023	1	155,346	-	-	-	155,347
Shares issued for holdback	55,000	-	821	-	-	-	821
Proceeds from the sale of Class A common stock, net of offering costs	41,000,000	4	397,525	-	-	-	397,529
Activity after the business combination:	-	-	-	-	-	-	-
Net income	-	-	-	-	16,543	-	16,543
Equity consideration issued to acquire SMA	384,615	-	5,027	-	-	-	5,027
BALANCE- JUNE 30, 2021	80,632,457	8	372,088	-	18,085	-	390,180
Equity consideration issued to acquire DNF	2,741,528	-	26,072	-	-	-	26,072
Reverse recapitalization	-	-	(104)	-	-	-	(104)
Contingently issuable stock to CMG Sellers and IMC Parent - First Share Price Trigger on Earnout Shares	3,200,000	1	39,109	-	-	-	39,110
Reclassification of contingent consideration previously liability classified	-	-	45,088	-	-	-	45,088
Proceeds from the sale of Class A Common stock, net of offering costs	500,000	-	6,650	-	-	-	6,650
Stock compensation expense	-	-	966	-	-	-	966
Series A Warrants issued under the Advisory Agreement	-	-	12,883	-	-	-	12,883
Net loss	-	-	-	-	(14,479)	-	(14,479)
BALANCE- SEPTEMBER 30, 2021	87,073,985	9	502,751	-	3,605	-	506,365

The table below presents the effect of the financial statement adjustments related to the restatement of the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 reported in the Original Filing:

(18)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(8,916)	$5,794	$(3,121)
Adjustments to reconcile net (loss)/income to net cash	-		-
(Used in)/provided by operating activities:	-		-
Depreciation expense	1,657		1,657
Amortization expense	5,488		5,488
Amortization of debt issuance costs	522		522
Stock compensation expense	966		966
Change in fair value of warrant liabilities	(12,022)		(12,022)
Change in fair value of contingent earnout liabilities	-	(5,794)	(5,794)
Gain on extinguishment of debt	(1,637)		(1,637)
Changes in operating assets and liabilities:	-		-
Accounts receivable	4,296		4,296
Inventory	67		67
Prepaid expenses	(1,371)		(1,371)
Risk settlements due from/due to providers	(384)		(384)
Due to/from related parties	235		235
Other assets	(312)		(312)
Accounts payable	1,583		1,583
Accrued expenses	(3)		(3)
Other liabilities	1,178		1,178
Accrued interest	(149)		(149)
Net Cash (Used In)/Provided by Operating Activities	(8,802)	-	(8,802)

CASH FLOWS FROM INVESTING ACTIVITIES	(2,967)		(2,967)
Purchase of property and equipment	(298,344)		(298,344)
Net Cash Used in Investing Activities	(301,311)	-	(301,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Recapitalization transaction	415,000		415,000
Proceeds from borrowings on long-term debt and credit facilities	(12,471)		(12,471)
Principal payments on long-term debt	(108,386)		(108,386)
Payment of deferred financing costs	125,000		125,000
Long-term debt extinguishment costs	(26,143)		(26,143)
Borrowing under paycheck protection program	(6,883)		(6,883)
Distributions to members	(487)		(487)
Net Cash Provided by Financing Activities	-		-
	385,630	-	385,630
NET INCREASE IN CASH	-		-
Cash - Beginning of Period	75,517	-	75,517
CASH - END OF PERIOD	4,934	-	4,934
	$80,451	$-	$80,451

As a result of a revised fair value calculation, the total purchase consideration for IMC increased by $2.4 million. This amount was recorded as goodwill. The table below presents the effect of the financial statement adjustments in Note 3, Acquisitions to the condensed consolidated financial statements reported in the Original Filing:

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

Purchase price allocation (As Restated, Note 2)

Cash	$14,842
Accounts receivable	21,298
Other current assets	1,446
Property, plant, & equipment	6,198
Intangible assets	34,121
Other assets	448
Accounts payable and accrued expenses	(8,793)
Long term debt	(197)
Other long term liabilities	(1,898)
Net Assets Acquired	67,465
Excess of Consideration over Net Assets Acquired	302,241
Total Consideration	$369,706

Goodwill represents the excess of the gross consideration transferred over the fair value of the underlying net assets acquired and liabilities assumed. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The amount allocated to goodwill and intangible assets is subject to final adjustment to reflect the final valuations. The goodwill recognized that is expected to be deductible for income tax purposes is $80.4 million.

(20)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(21)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(22)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill from December 31, 2020 to September 30, 2021 (in thousands):

Carrying Amount (As Restated, Note 2)
Balance at December 31, 2020	$10,068
Acquired goodwill during the period	441,840
Balance at September 30, 2021	$451,908

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
September 30, 2021
Risk Contracts	$64,967	$(5,655)	$59,312	7
Trademarks	1,696	(318)	1,378	1
Non-compete agreements	1,320	(435)	885	5
Total	$67,983	$(6,408)	$61,575

(23)

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

(24)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(25)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(27)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Contingent Consideration Common Shares

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, are entitled to receive earn-out consideration to be paid out in the form of Class A Common Stock. The Business Combination Agreement provides that up to an additional 3,500,000 and 2,900,000 Earnout Shares are payable after the Closing to the CMG Sellers and IMC Parent: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1,750,000 and 1,450,000 Earnout Shares are issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1,750,000 and 1,450,000 Earnout Shares will be issued and paid to the CMG Sellers and IMC Parent, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company enters into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction is greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at the closing of such change in control transaction, the Share Price Triggers will be deemed to have been satisfied and the Company is required to issue, as of such closing, the applicable unissued Earnout Shares. The estimated fair value of the Earnout Shares was initially accounted for as a liability-classified instrument with changes in its fair value recorded in the condensed consolidated statements of operations until July 9, 2021. On July 9, 2021, the First Share Price Trigger was achieved, resulting in issuance of 1,750,000 and 1,450,000 Earnout Shares to the CMG Sellers and IMC Parent, respectively. Subsequent to the achievement of the First Share Price Trigger, the Company determined the Earnout Shares subject to the second Share Price Trigger should be equity classified.

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

NOTE 9. NET INCOME (LOSS) PER SHARE

(28)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

The Business Combination was accounted for as a reverse recapitalization by which CMG issued equity for the net assets of the Company accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The Earnout Shares are excluded from the computation of basic net income (loss) per share until the conditions to trigger the issuance of the Earnout Shares have been satisfied. During the three months ended September 30, 2021, the first tranche of Earnout Shares totaling 3,200,000 shares of Class A Common Stock were issued to the CMG Sellers and IMC Parent and such shares are included in the computation of basic net income (loss) per share from the date of issuance for the three and nine months ended September 30, 2021. The remaining Earnout Shares totaling 3,200,000 shares were excluded from the computation of basic net income (loss) per share for the three and nine months ended September 30, 2021 as the Second Share Price Trigger had not been achieved as of September 30, 2021.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of common share outstanding for the period subsequent to the transactions that occurred in connection with the Business Combination (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 (As Restated, Note 2)	2020	2021 (As Restated, Note 2)	2020
Net (loss) income attributable to CareMax, Inc. class A common stockholders	$(14,479)	$(315)	$(3,120)	$6,328

Weighted average basic shares outstanding	82,552,520	10,796,069	40,847,294	10,796,069
Weighted average diluted shares outstanding	82,552,520	10,796,069	40,847,294	10,796,069

Net (loss) income per share
Basic	$(0.18)	$(0.03)	$(0.08)	$0.59
Diluted	$(0.18)	$(0.03)	$(0.08)	$0.59

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands).

September 30, 2021	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities	$-	$-	$17,110
Liability-classified contingent consideration	-	-	1,400

The fair value of the Public Warrants issued in connection with the IPO and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the IPO has been measured based on the listed market price of such warrants since the IPO. For the three months ended September 30, 2021, the Company recognized a benefit resulting from a decrease in the fair value of the derivative warrant liabilities of $10.2 million.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the nine months ended September 30, 2021.

(29)

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

The following table provides quantitative information regarding Level 3 fair value measurements of the IMC Parent and CMG Sellers Contingent Earnout consideration as of July 9, 2021:

CMG Sellers - Second Share Price Trigger	July 9, 2021
Share Price Trigger	$15.00
Potential Shares	1,750,000
Beginning Share Price	$14.09
Volatility	60.7%
Remaining Term	1.92
Risk-free rate	0.22%
Dividend yield	0.0%

IMC Parent - Second Share Price Trigger	July 9, 2021
Share Price Trigger	$15.00
Potential Shares	1,450,000
Beginning Share Price	$14.09
Volatility	60.7%
Remaining Term	1.92
Risk-free rate	0.22%
Dividend yield	0.0%

NOTE 11. RELATED PARTY TRANSACTIONS

(30)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

The relative fair value method was used to allocate the $5.0 million purchase price between the Class A Common Shares and the Series A Warrants under the Subscription Agreement. The Company recorded the excess of the grant date fair value difference between the fair value of the equity and Series A Warrants instruments at the grant date (July 13, 2021) as prepaid service contracts totaling $14.5 million, subject to amortization over the terms of the respective agreements. In the three months ended September 30, 2021, the Company recognized $142,000 of expense related to amortization of the prepaid service contracts.

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

(31)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the Original Filing, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

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

(35)

Comparability of Financial Results

Restatement

Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement described in Note 2 to our Condensed Consolidated Financial Statements in Part I, Item 1 included in this Quarterly Report on Form 10-Q/A.

On June 8, 2021, we consummated the transactions contemplated by that certain Business Combination Agreement, dated December 18, 2020 (the “Business Combination Agreement”), by and among CMG, the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC, IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”), and Deerfield Partners, L.P. (“Deerfield Partners”), pursuant to which, on June 8, 2021 (the “Closing Date”), DFHT acquired 100% of the equity interests of CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT. Immediately upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions (the “Business Combination”), the name of the combined company was changed to CareMax, Inc. CMG was determined to be the accounting acquirer in the Business Combination. Accordingly, the acquisition of CMG by the Company was accounted for as a reverse recapitalization. Under this method of accounting, the Company was treated as the acquiree for financial reporting purposes. The net assets of the Company were stated at their historical cost, with no goodwill or other separately identifiable intangible assets recorded. The balance sheet, results of operations and cash flows prior to the Business Combination are those of CMG. Further, CMG was determined to the accounting acquirer of IMC and the acquisition of IMC (the “IMC Acquisition”) was accounted for in accordance with FASB ASC Topic 805, Business Combinations (“ASC 805”) as a business combination. Accordingly, the IMC assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of the Closing Date. The IMC Acquisition drove, among other things, increases of $5.8 million in Property and Equipment, $30.8 million in amortizable intangible assets and $302.2 million in goodwill as of September 30, 2021, compared to our balance sheet as of December 31, 2020. The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

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

(36)

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

(37)

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

(38)

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

(39)

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

(40)

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

(41)

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

(42)

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

	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2021 (As Restated, Note 2)	September 30, 2020	Y/Y Change (As Restated, Note 2)	September 30, 2021 (As Restated, Note 2)	September 30, 2020	Y/Y Change (As Restated, Note 2)
Net (loss) income	$(14,479)	$(281)	$(14,198)	$(3,120)	$6,354	$(9,474)

GAAP Pro Forma adjustments	-	(189)	189	(8,917)	(3,541)	(5,376)

Pro Forma net (loss) income	(14,479)	(470)	(14,009)	(12,037)	2,813	(14,850)

Interest expense	1,291	1,656	(364)	4,358	5,002	(644)
Depreciation and amortization	5,176	3,368	1,808	11,494	10,126	1,368
Gain on remeasurement of warrant liabilities	(10,227)	-	(10,227)	(12,022)	-	(12,022)
Loss (gain) on remeasurement of contingent earnout liability	11,625	-	11,625	(5,794)	-	(5,794)
Gain on extinguishment of debt	(279)	-	(279)	(1,637)	-	(1,637)
Other expenses	840	100	740	849	86	763

EBITDA	(6,053)	4,653	(10,706)	(14,791)	18,027	(32,818)

Other Adjustments
Non-recurring expenses	4,249	2,763	1,486	15,302	4,439	10,863
Acquisition costs	1,871	789	1,083	6,844	2,123	4,721
Stock based compensation	966	-	966	966	-	966
De novo losses	195	68	127	743	94	649
Discontinued operations	-	(35)	35	(1)	(35)	34
Adjusted EBITDA	$1,229	$8,237	$(7,009)	$9,064	$24,648	$(15,584)
*Pro Forma figures give effect to the Business Combinations of IMC and Care Holdings as if they had occurred in historical periods. Figures may not sum due to rounding.

(43)

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

(44)

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

(45)

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

(46)

Results of Operations

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020.

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2021 (As Restated, Note 2)	2020	$ Change (As Restated, Note 2)	% Change (As Restated, Note 2)
Revenue
Medicare risk-based revenue	$76,428	$24,242	$52,186	215.3%
Medicaid risk-based revenue	20,884	—	20,884
Other revenue	7,308	64	7,244	11260.6%
Total revenue	$104,620	$24,306	$80,314	330.4%
Operating expense
External provider costs	73,329	17,304	56,025	323.8%
Cost of care	21,602	4,341	17,261	397.7%
Sales and marketing	1,274	311	963	309.5%
Corporate, general and administrative	13,589	1,885	11,704	621.0%
Depreciation and amortization	5,176	359	4,816	1340.7%
Acquisition related costs	879	—	879
Total costs and expenses	$115,848	$24,200	$91,648	378.7%
Operating (loss) income	$(11,228)	$106	$(11,334)	(10696.1)%

Interest expense, net	1,291	387	904	233.6%
Gain on remeasurement of warrant liabilities	(10,227)	—	(10,227)
Loss on remeasurement of contingent earnout liabilities	11,625	—	11,625
Gain on extinguishment of debt, net	(279)	—	(279)
Other expenses	840	—	840
Loss before income taxes	$(14,479)	$(281)	$(14,198)	5050.1%
Income tax provision	—	—	—
Net loss	$(14,479)	$(281)	$(14,198)	5050.1%

Net income attributable to non-controlling interest	$–	$34	$(34)	(100.0)%
Net loss attributable to controlling interest	$(14,479)	$(315)	$(14,164)	4494.5%

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

(47)

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

Change in fair value of contingent earnout liabilities. We recorded a loss of $11.6 million during the three months ended September 30, 2021, as a result of an increase in the fair value of the contingent earnout liabilities.

Gain on extinguishment of debt. We recorded a gain of $279,000 related to the forgiveness of Paycheck Protection Program (“PPP”) loans.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020.

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2021 (As Restated, Note 2)	2020	$ Change (As Restated, Note 2)	% Change (As Restated, Note 2)
Revenue
Medicare risk-based revenue	$142,005	$75,083	$66,922	89.1%
Medicaid risk-based revenue	26,333	—	26,333
Other revenue	9,118	251	8,868	3534.0%
Total revenue	$177,457	$75,334	$102,123	135.6%
Operating expense
External provider costs	127,023	49,110	77,912	158.6%
Cost of care	34,822	12,244	22,578	184.4%
Sales and marketing	2,340	811	1,529	188.5%
Corporate, general and administrative	24,265	4,625	19,639	424.6%
Depreciation and amortization	7,127	1,072	6,055	565.0%
Acquisition related costs	1,028	—	1,028
Total costs and expenses	$196,604	$67,863	$128,741	189.7%
Operating (loss) income	$(19,147)	$7,471	$(26,618)	(356.3)%

Interest expense, net	2,587	1,117	1,470	131.6%
Gain on remeasurement of warrant liabilities	(12,022)	—	(12,022)
Gain on remeasurement of contingent earnout liabilities	(5,794)		(5,794)
Gain on extinguishment of debt, net	(1,637)	—	(1,637)
Other expenses	840	—	840
(Loss) income before income taxes	$(3,120)	$6,354	$(9,474)	(149.1)%
Income tax provision	—	—	—
Net (loss) income	$(3,120)	$6,354	$(9,474)	(149.1)%

Net income attributable to non-controlling interest	$–	$26	$(26)
Net (loss) income attributable to controlling interest	$(3,120)	$6,328	$(9,448)

*Figures may not sum due to rounding

Medicare risk-based revenue. Medicare risk-based revenue was $142.0 million for the nine months ended September 30, 2021, an increase of $66.9 million, or 89.1%, compared to $75.1 million for the nine months ended September 30, 2020. This increase

(48)

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

Change in fair value of contingent earnout liabilities. We recorded a gain of $5.8 million during the nine months ended September 30, 2021, as a result of a reduction in the fair value of the contingent earnout liabilities.

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

(49)

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

(in thousands)	Nine Months Ended September 30,
	2021	2020
Net cash (used in)/provided by operating activities	$(8,801)	$5,998
Net cash used in investing activities	(301,311)	(5,094)
Net cash provided by financing activities	385,630	4,236

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

(50)

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

(51)

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

(52)

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

(53)

In connection with the Business Combination, up to 6,400,000 Earnout Shares become issuable to the IMC Parent and the CMG sellers as contingent consideration if certain Share Price Triggers are met or if a change in control occurs that equates to a share price equivalent to the Share Price Triggers.

In this Form 10-Q/A, the Earnout Shares are accounted for as derivative earnout liabilities in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in an Entities Own Equity,” and accordingly, the Company recognized the contingent consideration as a liability at fair value upon issuance. The liabilities were subject to re-measurement at each balance sheet date until the Earnout Shares were issued or conditions or events required the Company to reassess the classification, and any change in fair value was recognized in the Company’s consolidated statement of operations. On July 9, 2021, the First Share Price Trigger was achieved, resulting in the issuance of 1,750,000 and 1,450,000 Earnout Shares to the CMG Sellers and IMC Parent, respectively. The remaining unissued Earnout Shares were re-assessed and determined to be indexed to the Company's own equity, resulting in reclassification to equity under ASC 815-40 “Derivatives and Hedging - Contracts in an Entities Own Equity.” The remaining Earnout Shares were remeasured at fair value on July 9, 2021, the date of the event that caused the reclassification, and the change in fair value was recorded in earnings during the three months ended September 30, 2021. Subsequent to the July 9, 2021 remeasurement and reclassification to equity, the Company determined remaining 3,200,000 unissued Earnout Shares do not require fair value remeasurement.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed financial statements “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” included elsewhere in this Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

(54)

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2021, based on the material weaknesses identified below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer believe that the condensed consolidated financial statements included in this 10-Q/A fairly represent in all material respects our financial condition, results of operations and cash flows as at and for the periods presented in accordance with U.S. GAAP.

Material Weaknesses

As discussed in the Company's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 10-K"), a material weakness in the Company's internal control over financial reporting did not result in the proper classification of its previously issued warrants. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The warrants were previously classified as equity in the Company's balance sheets; after discussion and evaluation, taking into account consideration statements by the staff of the SEC, including our independent registered public accounting firm, we concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement, which required a restatement of our financial statements for the year ended December 31, 2020.

In addition to the material weakness identified above, we identified a material weakness in our internal control over financial reporting related to an improper classification of the Earnout Shares which resulted in the restatement of our unaudited condensed consolidated financial statements for the three-month and year-to-date periods ended September 30, 2021, as contained in this Form 10-Q/A. As further described in Note 2 the unaudited Condensed Consolidated Financial Statements, the Earnout Shares were originally classified as equity from and after the Closing Date, and the Company subsequently determined in connection with the preparation of 2021 Annual report Form 10-K that (i) the Earnout shares should have been liability classified and measured at fair value prior to the achievement of the First Share Price Trigger on July 9, 2021, with changes in fair value recorded in profit (loss) for the period reported and (ii) following the achievement of the First Share Price Trigger, the remaining Earnout Shares should have been remeasured at fair value on July 9, 2021 with the change in fair value recorded in profit (loss) during the three months ended September 30, 2021. This control deficiency related to the interpretation and accounting of the obligation to issue the Earnout Shares resulted in us having to restate our unaudited condensed consolidated financial statements for the three-month and year-to-date periods ended September 30, 2021, and accordingly, management has determined that this control deficiency constitutes a material weakness.

We conclude to evaluate steps to remediate the material weakness. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting training, literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management's consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the July 2020 initial public offering, see Note 2, Restatement of Previously Issued Financial Statements to the financial statements in the 2020 10-K.

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

(55)

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

(56)

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

(57)

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

(58)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: March 16, 2022		/s/ Carlos de Solo
	Name:	Carlos de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 16, 2022		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(59)