Form 10-K
period 2021-12-31
CareMax, Inc.
filed 2022-03-16
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ________________________

Commission File Number 001-39391

CareMax, Inc.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	85-0992224
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 NW 57 Court, Suite 400

Miami, FL 33126

(786) 360-4768

(Address, including zip code, and telephone number,

including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CMAX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	CMAXW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant (53,295,835 shares) based on the closing price of the registrant’s Class A common stock as reported on the Nasdaq Global Select Market on June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $687,516,271.

As of March 11, 2022, the registrant had 87,367,972, shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001par value per share, issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

i

PART I

Item 1. Business.

CareMax Inc. (“CareMax” or the “Company”), f/k/a Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), a Delaware corporation, was originally formed in July 2020 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. On December 18, 2020, DFHT entered into a Business Combination Agreement (the “Business Combination Agreement”) with CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”), and Deerfield Partners, L.P. Upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions on June 8, 2021 (the “Business Combination”), DFHT acquired 100% of the equity interests in CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT, and the name of the combined company was changed to CareMax, Inc. Unless the context otherwise requires, “CareMax”, “the Company,” “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combination, to CMG and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to CareMax, Inc. and its subsidiaries, together with its affiliated professional corporations or limited liability companies ("affiliated professional contractors"). Certain subsidiaries of CareMax, Inc. have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services.

Overview

As of December 31, 2021, CareMax operated 45 multi-specialty medical centers throughout Florida, primarily serving the Medicare Advantage population. In addition, CareMax recently opened two additional medical care centers in Memphis, Tennessee and one additional medical care center in New York City, New York for a total of 48 centers.

CareMax’s medical centers offer 24/7 access to care through employed providers and provide a comprehensive suite of high-touch health care and social services to its patients, including primary care, specialty care, telemedicine, health & wellness, optometry, dental, pharmacy and transportation. CareMax’s differentiated healthcare delivery model is focused on care coordination with vertically integrated ambulatory care and community-centric services. The goal of CareMax is to intercede as early as possible to manage chronic conditions for its patient members in a proactive, holistic, and tailored manner to provide a positive influence on patient outcomes and a reduction in overall healthcare costs. CareMax specifically focuses on providing access to high quality care in underserved communities, with approximately 60% of its Medicare Advantage patients being dual-eligible (meaning eligible for both Medicare and Medicaid) and low-income subsidy eligible as of December 31, 2021.

While CareMax’s primary focus is providing care to Medicare-eligible seniors who are mostly over the age of 65, CareMax also provides services to children and adults through Medicaid programs as well as through commercial insurance plans. Nearly all of CareMax’s Medicare patients are enrolled in a Medicare Advantage plan run by private insurance companies on behalf of Centers for Medicare and Medicaid Services ("CMS"). With Medicare Advantage, the patient receives the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, Medicare Advantage plans offer even more than original Medicare, including dental, vision, hearing and wellness programs.

CareMax’s comprehensive, high touch approach to health care delivery is powered by its CareOptimize technology platform. CareOptimize is a proprietary end-to-end technology platform that aggregates data and analyzes that data using proprietary algorithms and machine learning to support more informed care delivery decisions and to focus care decisions on preventative chronic disease management and the social determinants of health. CareMax believes that CareOptimize is designed to drive better outcomes and lower costs. The CareOptimize technology platform also provides CareMax with a national reach beyond Florida. As of December 31, 2021, the CareOptimize platform was used by approximately 20,000 providers in more than 30 states. CareOptimize was also used by IMC prior to the Business Combination, which has supported the integration and operation of the combined company. CareMax has shifted from selling the CareOptimize platform to new outside customers for a software subscription fee and is instead focused on providing the software to affiliated practices of its managed service organization (“MSO”) to further improve financial, clinical, and quality outcomes from the affiliated providers. As of December of 2021, this MSO serviced more than 100 independent physician associations (“IPAs”).

CareMax's Key Differentiators

Vertically Integrated Model Provides a “One Stop Shop” Solution.

CareMax is focused on serving the Medicare Advantage population, including patients that live in medically underserved communities that face significant social barriers to accessing care. CareMax’s vertically-integrated, one-stop-shop solution is able to break through these barriers by focusing on whole-person health that includes primary care, specialty care, dental, optometry, pharmacy and transportation services, as well as through its wellness centers at each location that offer health educational classes, fitness programs and social services.

CareOptimize Proprietary Technology Platform Enables Value Based Care.

CareMax’s proprietary end-to-end technology platform, CareOptimize, aggregates and analyzes data using proprietary algorithms and machine learning to support point of care guidance and automated interventions. This process is designed to improve provider efficiency by enabling providers to provide consistent and coordinated care while improving outcomes and lowering costs. We believe that the breadth of the installation base of CareOptimize provides insights into which national markets would be a strong fit for CareMax’s medical centers.

Value-Based Relationships.

CareMax’s value-based capitation contracts incentivize CareMax to provide high-quality care rather than driving a high volume of services. This has historically resulted in higher unit economics than fee-for-services practices. Because plan premiums are enhanced when a contracted plan achieves high quality scores (STARS program), CareMax is incentivized to deliver high quality of care to its members. In 2021, on a consolidated basis, pro forma for all closed business combinations as of December 31, 2021, CareMax achieved the highest quality rating possible, 5 STARS.

Multi-Faceted Growth Initiatives.

CareMax has a history of de novo construction of new medical centers, acquisitions of small practices which are then migrated into existing medical centers, and scaled acquisitions. We believe this history of expansion in our core markets in Florida provides a framework to implement our growth strategies as we seek to further expand our operations in new markets in Florida and other states.

MSO Services.

In addition to owned medical centers, CareMax’s MSO services supports IPAs through the CareOptimize software and services. The IPAs allow for growth in new markets that can precede CareMax de novo medical center openings with limited capital outlay. In addition, these IPAs present a pipeline of future acquisitions, with CareMax having acquired four medical practices that were previously within an IPA.

Focus on Underserved Communities.

CareMax primarily locates medical centers in underserved communities, resulting in a higher number of dual eligible patients (approximately 60% as of December 31, 2021). These markets were historically avoided by primary care providers due to the challenges of working in these communities and the historically lower fee for service rates for government payors, which has reduced competition in many expansion markets. Furthermore, dual eligible patients receive higher reimbursement due to the correlation between socioeconomic status, comorbidities and barriers to care. With CareMax’s Whole Person Health model, CareMax has shown the available economics from effectively treating this population.

Affordable Housing Locations.

CareMax has piloted a medical center inside an affordable senior housing partnership, which experienced accelerated growth. CareMax intends to continue this strategy both within its existing footprint and expansion markets, including through its collaboration with The Related Companies, L.P. (“Related”), one of the largest private owners of affordable housing in the United States with an affordable housing footprint spanning over 55,000 units in 24 states.

Medicaid and Commercial patients.

CareMax also services Medicaid and commercial patients. This provides an incumbent patient-provider relationship when existing Medicaid and commercial patients turn 65 and receive Medicare, which provides an in-house pipeline of Medicare beneficiaries not available to some peers.

Home Health and Mobile Clinic.

CareMax’s employed home health providers and mobile clinic service patients in their homes and in the community. This assists with seeing patients who may be unable or unwilling to come to the medical centers, thus allowing CareMax to continue to medically care for these patients. In addition, the mobile clinic provides disaster recovery capabilities to allow patients to continue to be seen should a natural disaster render the medical centers inaccessible.

CareMax's Growth Story

CareMax’s Growth strategy is based on seeking growth through multiple channels, including:

Growth in Existing Clinics. CareMax’s 45 multi-specialty medical centers are located in strategically important Florida markets. According to data published by CMS and the Kaiser Family Foundation ("KFF"), Miami-Dade, Broward, Orange, Osceola, Lake, Seminole and Hillsborough counties have a population of 1.5 million Medicare eligibles, and 1.0 million in Medicare Advantage enrollment, equating to a 63% market penetration for Medicare Advantage as of December 2021. CareMax has approximately 33,500 Medicare Advantage members in its existing centers, which leaves sufficient capacity to double membership in its current centers. Growth in existing centers has historically led to increased financial performance at a center level by positively affecting center margins. For example, CareMax’s centers that opened prior to 2017 have shown an increase in Platform Contribution Margin, which is revenue less external provider costs and cost of care (excluding depreciation and amortization), divided by risk-based revenues, from breakeven at approximately 50% capacity to a 20% Platform Contribution Margin at 70% capacity. With an average capacity of 1,650 patients, our 45 centers as of December 31, 2021 can support approximately 75,000 Medicare-Equivalent Member (“MCREM”) patients. As we add patients to our existing centers, we expect these patients to contribute incremental economics to CareMax as we leverage our fixed cost base at each center. The additional de novo centers we expect to open in 2022 will also increase our capacity. We believe that we currently serve approximately 2% of the total patients in the markets where we currently have centers. As a result, there is significant opportunity to expand in our existing markets through the acquisition of new patients.

Open De Novo Clinics in New Markets by Leveraging Strategic Relationships. While CareMax historically operated only in Florida, we recently opened our first medical care center in New York and our first two medical care centers in Tennessee. We also plan to expand in additional markets, including Louisiana. CareMax has entered into a collaboration agreement with Anthem, Inc., a national health benefits company (“Anthem”), through which CareMax plans to open approximately 50 centers across eight priority states. Additionally, CareMax has entered into a collaboration with Related, pursuant to which Related will advise CareMax on opening new medical centers nationwide, including but not limited to within and proximate to affordable housing communities that may be owned by Related.

We estimate that the core addressable market for our services is approximately 1,533,000 Medicare eligible patients in our target demographic. We believe this market represents approximately $18.4 billion of annual healthcare expenditures based on multiplying an average annual revenue of $12,000 per member, which is derived from our experience and industry knowledge and which we believe represents a reasonable assumption, by the number of Medicare eligible patients in our target markets. Our existing market today represent a small fraction of this massive market opportunity. Based upon our experience to date, we believe our innovative care model can scale nationally, and we therefore expect to selectively and strategically expand into new geographies. As we continue this expansion, our success will depend on the competitive dynamics in those markets, and our ability to attract patients and deploy our care model in those markets. Through CareOptimize’s clients, which are spread across more than 30 states, we already understand the healthcare dynamics in communities where we are looking to expand. This gives management a high degree of confidence that the CareMax care model can have similar clinical and financial outcomes as we have seen historically in South Florida in other locations.

Expand MSO Network. CareMax’s Five Star Quality Rating and payor agnosticism, coupled with the CareOptimize technology platform, has attracted assignments of additional MSO membership from health plans, health systems and physicians. CareMax expects to continue to pursue expansion of its MSO network to provide a lower cost member acquisition strategy.

Execute Opportunistic M&A. Since the Business Combination in June of 2021, CareMax has engaged in strategic M&A activity to expand its footprint and grow its membership base. In connection with the Business Combination, CareMax acquired IMC, which owned and operated 13 medical clinics and wellness centers. Subsequently, CareMax acquired Senior Medical Associates, LLC (“SMA”), which operated 10 medical centers across Broward County, Florida, with approximately 5,000 Medicare Advantage members, the assets of Unlimited Medical Services of Florida, LLC (“DNF”), which operated six medical centers in the Orlando, Florida, with more than 4,000 Medicare Advantage members, and the assets of Advantis Physician Alliance, LLC (“Advantis”), which operated three medical centers across Hillsborough County, Florida, with approximately 1,000 Medicare Advantage members. In addition, the Company acquired another small practice, which added two additional medical centers. CareMax intends to continue to leverage its existing relationships, including CareOptimize and its MSO, to identify practice acquisition targets that can support growth.

Engage in Direct Contracting Strategy. CMS recently began a Direct Contracting Entity model, which is a set of voluntary payment model options that creates three payment model options for participants to take on risk and earn rewards, and provides them with choices related to cash flow, beneficiary alignment, and benefits enhancements. CareMax elected not to participate in Direct Contracting in 2021 due to the infancy of the program (with unclear returns) and over 70% of beneficiaries in Miami Dade County, Florida, are enrolled in Medicare Advantage. For 2022, CareMax contracted with Better Health d/b/a ConcertoCare to utilize its Direct Contracting Entity in exchange for a 1% share of all payments from Medicare. We believe this will allow CareMax to incrementally enter into the novel Direct Contracting program with room to grow based on CareMax’s initial results and also the results of its peers. CareMax is currently exploring whether to apply for the new ACO REACH program, which will be replacing Direct Contracting in 2023.

CareMax’s History

Co-founded by Carlos de Solo and Alberto de Solo in 2011, CareMax evolved to serve the needs of Medicare Advantage patients by providing a comprehensive suite of high-touch health care and social services to its patients through its medical centers and technology platform, CareOptimize. Prior to the Business Combination, CareMax owned and operated 11 multi-specialty medical centers throughout Miami-Dade and Broward Counties in South Florida that provide clinical care, ancillary care services, and health and wellness services. CareMax also established a full-risk MSO. As of December of 2021, this MSO serviced more than 100 IPAs.

Prior to the Business Combination, IMC owned and operated 13 medical clinics and wellness centers strategically located in Miami-Dade, Broward and Orange Counties in Florida that provide clinical care, ancillary care services and health and wellness services to more than 48,000 members of Medicare Advantage, Medicaid and commercial insurance plans. While IMC’s primary focus was providing care to Medicare-eligible seniors who are mostly over the age of 65, IMC also provided services to children and adults through Medicaid programs as well as through commercial insurance plans.

CareOptimize was formed in 2016 as a result of the combination of CareMax with Quirk Healthcare Solutions, which was founded in 2005 by Ben Quirk, Chief Strategy Officer for CareMax and CareOptimize, to develop strategies and systems in support of government initiatives and healthcare trends.

The U.S. Healthcare System

Market Overview

The senior population of the United States is expected to grow up to five times faster than other segments of the population, with seniors expected to represent approximately 21% of the population by 2030 according to the 2017 National Population Projections based on the U.S. Census. This aging population is expected to drive growth in the already large Medicare market, which was $829.5 billion in 2020, and is projected by CMS to grow at 7.6% per year through 2028. According to CMS, Medicare spending in the United States is projected to outpace overall healthcare spending in the United States, with healthcare representing the largest component of U.S. GDP at approximately 19.7% in 2020. As a result, the penetration of Medicare Advantage programs relative to all other Medicare programs is forecasted to increase to more than 30 million members through 2025, according to CMS. Value-based primary care is recognized as one of the best ways to lower healthcare spending, particularly as Medicare Advantage increases its share of the Medicare market. Value-based, patient-centered medical home models have garnered bipartisan support and are expected to continue to grow in popularity irrespective of changes in presidential administration. CareMax believes that its model of care is poised for growth in the Medicare market.

Unsustainable and rising healthcare costs

Healthcare spending in the United States reached $4.1 trillion in 2020 according to CMS, representing approximately 19.7% of U.S. GDP, an all-time high or $12,530 per person. National health expenditures are projected to grow at an average annual rate of 5.4% per year from 2019 to 2028 according to CMS, 1.1 percentage points faster than gross domestic product per year on average.

Healthcare expenditures are particularly concentrated in the Medicare-eligible population due to the high rate of chronic conditions. While representing only 15% of the United States population, the 65 and older age group accounted for 34% of all healthcare spending in 2014, with an average spend of $19,098 per person, three times higher than for working adults and five times higher than for children.

Healthcare expenditures are also particularly high for populations with chronic conditions, such as diabetes and obesity. According to the Centers for Disease Control and Prevention, chronic disease accounts for approximately 75% of aggregate healthcare spending in the United States. Two-thirds of the Medicare population lives with two or more chronic health conditions, and treatment of these conditions represents 96% of Medicare spending.

Prevalence of wasteful spending and sub-optimal outcomes

A 2019 study published in the Journal of the American Medical Association estimated that approximately 25% of all healthcare spending is for unnecessary services, excessive administrative costs, fraud and other problems creating waste, implying approximately $760 billion to $935 billion of annual wasteful spending at current levels.

In 2020, hospital care accounted for the largest portion of healthcare spending in the United States, representing approximately 31% of the total. Proper management of chronic conditions can significantly reduce the incidence of acute episodes, which are the main drivers of trips to the emergency room and hospitalization, particularly among the elderly. According to CMS, in 2020, approximately 38% of Medicare expenditures (including both Medicare Part A spend and Medicare Part B institutional spend), or approximately $319 billion, were dedicated to hospitalization.

Emergency department overutilization is a common symptom of patients, particularly elderly patients, who often do not understand how to navigate an overly complex healthcare system. Because elderly patients are more likely to have chronic and complex conditions, they are often admitted to the hospital for expensive treatment following these unnecessary emergency room visits.

Despite high levels of spending, the United States healthcare system struggles to produce better health outcomes and to keep doctors and patients satisfied. Life expectancy in the United States was 77.0 years in 2020, compared to 82.1 years in comparable developed countries, and patient satisfaction with the healthcare system is low.

New payment structures have begun to address the problem

Policymakers and healthcare experts generally acknowledge the fundamental challenges and opportunities for improvement in the delivery of healthcare in the United States. Historically, healthcare delivery was centered around reactive care to acute events, which resulted in the development of a fee-for-service payment model. By linking payments to volume of encounters and pricing for higher complexity interventions, the fee-for-service model does not reward prevention, but rather unintentionally incentivizes the treatment of acute care episodes as they occur.

Policymakers have taken note of the negative impacts created by the fee-for-service model and have realized that an aging United States population with high prevalence of chronic disease requires a new payment structure. They have responded by creating programs like Medicare Advantage and pushing for transitions to value-based reimbursements.

Medicare Advantage

Medicare Advantage works as an alternative to traditional fee-for-service Medicare. In Medicare Advantage, CMS pays health plans a monthly sum per member to manage all health expenses of a participating member. This provides the health plans with an incentive to deliver lower-cost, high-quality care.

Value-based payments

Value-based refers to the goal of incentivizing healthcare providers to simultaneously increase quality while lowering the cost of care. In January 2015, HHS announced a goal of tying 30% and 50% of all Medicare payments to value through alternative payment models by the end of 2016 and 2018, respectively. In addition, while not a policy-setting body, the Health Care Payment Learning & Action Network, an active group of public and private healthcare leaders, indicated in October of 2019 its desire to move 100% of Medicare payments to being tied to value- based care by 2025. Additionally, CMS began using a Direct Contracting Model in 2021 for value-based payment arrangements directly with 53 provider groups for their current Medicare fee-for-service patients similar to the value-based contracts that we enter into with our Medicare Advantage partners. Effective January 2023, ACO REACH program is replacing the Direct Contracting Model.

The trend toward value-based payment systems has been supported at both the patient and policymaker level. Medicare Advantage has been well received since it was introduced, with penetration among Medicare beneficiaries increasing from 13% in 2004 to 42% in 2021, according to KFF. By 2030, the Congressional Budget Office projects that Medicare Advantage penetration will increase to approximately 51%.

Legacy Healthcare Delivery Infrastructure Has Been Slow to Transition from Reactive and Episodic Care to Proactive and Comprehensive Care Models

In order for shifts to value-based payment models to drive meaningful results, there must be a corresponding shift in care delivery models. To date, such care delivery models have been slow to develop. While there has been significant investment by providers, payors and technology companies in developing solutions to drive higher quality and lower cost of care, these investments have not resulted in meaningful change within a healthcare delivery infrastructure that remains optimized for the fee-for-service model.

In order to maintain economically viable practices in a fee-for-service payment model, typical primary care providers need to see an ever-increasing number of patients per day with limited support from staff, which limits the time providers are able to spend with each patient during office visits. In addition, financial constraints further limit the ability of primary care providers to invest in technology and other capabilities that would enable them to have more personalized patient engagement and prevent primary care providers from providing their patients with many of the supplemental services that they need, such as home-based primary care, medication management and behavioral health services that are often not reimbursed at a sufficient level to enable providers to offer these services.

Many payors have been early adopters of value-based payment models, but their ability to influence the care delivery model is limited. Any particular payor represents a small portion of the average provider’s panel, making it difficult for the payor to gain sufficient provider mindshare to meaningfully influence the way that any one provider delivers care. Some payors attempt to solve this problem by directly investing in provider assets; however, the provider assets available for investment are primarily optimized for the legacy fee-for-service model.

There is demand for technology-driven disruption that would shift the healthcare system to a value-based model. However, technology-based solutions alone have been unable to drive significant change without also addressing the constraints on providers’ time and resources.

Advancements in technology have disrupted multiple industries when the technology was thoughtfully applied and integrated. These new business models, systems and approaches have replaced legacy offerings and driven significant changes in consumer behavior. We believe that an integrated, value-based care platform enabled by data and technology has the potential to similarly revolutionize the healthcare industry.

CareMax Medical centers

The foundation of CareMax’s model is its medical centers. A typical medical center ranges in size from approximately 5,250 to 15,000 feet with the capacity for three to five full clinical care teams, depending on size. Each clinical care team can provide high-touch preventive care to up to 600 Medicare Advantage members.

Once fully-staffed with four full clinical care teams, each medical center can provide care to up to 2,400 members. It typically takes about 12 to 18 months to complete the buildout of each medical center and about six more months for each medical center to gain sufficient membership to reach break-even, which typically ranges between 250 and 500 members per center, depending upon payor allocation and capacity of the center.

CareMax’s currently operational medical centers are located throughout Miami Dade, Broward, Orange, Osceola, Lake Seminole and Hillsborough counties in Florida and the Company recently opened two medical centers in Memphis, Tennessee and one medical center in New York City, New York. A fleet of approximately 150 vans provides transportation for members between their homes and the medical centers, wellness centers, and other medical appointments outside of the medical center. Medications can be delivered directly to members’ homes from CareMax’s central fill pharmacy, negating the burden of an additional trip to a retail pharmacy for members, which may otherwise provide a barrier to medication compliance. Medical personnel are available to serve members in their homes following discharge from the hospital or if travel to a medical center is burdensome for a member. Each medical center typically includes an optical shop to provide patients with frames and lenses made in-house at the CareMax optical lab, a pharmacy dispensary supplied by CareMax’s owned central fill pharmacy, and nonpharmacological pain management, such as massage therapy and acupuncture, through the wellness center. Almost all of CareMax’s medical centers include health and wellness centers that offer health educational classes, fitness programs, and social services intended to address the social barriers to accessing care faced by many of CareMax’s Medicare Advantage members. In Florida, each wellness center includes an ACCESS center, licensed by the Florida Department of Children and Families, that is able to connect members with additional social services, such as food and housing assistance. Each wellness center typically extends these social services to the surrounding community through community outreach personnel, who host health fairs and events open to non-members. As a result, each CareMax medical center is a “one-stop-shop” health and welfare solution for members.

CareMax’s Clinical Care Teams

CareMax utilizes a team-based approach. Each clinical care team is led by a primary care physician, who may work with a physician’s assistant or registered nurse and each of which is supported by a medical assistant to deliver value-based, coordinated care. As a medical center grows, CareMax increases the number of clinical care teams serving members. Each of CareMax’s clinical care teams is trained in preventive and comprehensive care designed to address the whole person and provide a comprehensive, high touch approach to health care delivery.

Each of CareMax’s team members has a specific role to play in delivering CareMax’s care model, as described below:

Primary Care Physician	Leads the clinical care team and implements CareMax’s comprehensive, high touch approach to health care
Physician’s Assistant or Registered Nurse Practitioner	Edu cate and manage clinical needs between visits and provide group education on chronic disease management
Medical Assistant	Manage clinical workflows and act as guides for patient visits

Supporting each clinical care team at each center are the following additional care and service providers:

Phlebotomist	Front Desk	Access Representative
Pharmacy Technician	Referral Coordinator	Community Sales Representative
Administrator	Transportation Dispatches	Wellness Staff & Massage Therapist

Additional care and service providers allow members to receive laboratory services, ultrasounds, electrocardiograms, x-rays, and limited procedures, such as joint injections, centrally at a medical center. Specialty providers, ranging from cardiology, dermatology, pulmonology, gastroenterology, podiatry, psychiatry, pain management, optometry, ophthalmology, and dental, are also available to members at each medical center.

Additionally, CareMax’s medical centers are supported by a centralized office which contains a 24/7 inbound call center, member outreach outbound call center, referrals processing, medical records and clinical documentation reviewers. Members are guided through the entirety of the healthcare system by referrals and care coordinators who handle the appointment scheduling and medical record retrieval that would otherwise be the responsibility of the member to coordinate, thereby addressing another potential barrier to care for most members.

CareOptimize

CareOptimize is CareMax’s technology platform that powers its comprehensive, high touch approach to health care delivery. CareOptimize is a proprietary end-to-end technology platform that does the following:

• Aggregates Data. CareOptimize collects health-related data from CareMax members and the patients served by healthcare organizations in the CareOptimize network from a broad set of sources, including state level health information exchanges, payor claims data, laboratory results, eligibility data and data gathered from remote monitoring, such as through CareBox. CareOptimize is designed to structure and sort these data sets to develop a comprehensive understanding of member and patient medical and social attributes.

• Data Analytics. CareOptimize utilizes proprietary algorithms and machine learning to support more informed care delivery decisions and to focus care decisions on preventative chronic disease management and the social determinants of health. CareMax uses these analytics and data science to generate insights that CareMax and the healthcare organizations in the CareOptimize network use in care decisions for members and patients.

 • Informed Care Decisions. Based on the data and analysis, CareOptimize saves time for providers and improves the consistent and coordinated application of care delivery;

• CareOptimize offers providers curated patient data accessible by providers during office visits, which allows providers to review medical histories more easily, identify relevant data points, and reduce the administrative burden of the practice of medicine;

• CareOptimize alerts providers to changes in conditions between visits, making interventions between visits possible without the need for a patient to contact the provider, thereby reducing another potential barrier for care;

• CareOptimize will identify where a patient may have not yet completed preventative tests;

• CareOptimize helps providers to identify specialists convenient to patients’ geography; and

• CareOptimize may identify care events, such as hospitalizations, or other care provided outside the care network, to give providers a complete picture of a patients’ medical status.

As a result, CareOptimize stratifies risk for providers and helps providers build meaningful relationships with patients.

CareMax’s Impact

For CareMax’s Medicare Advantage members, many of whom suffer from one or more chronic conditions and are dual-eligible and low-income subsidy eligible, CareMax’s vertically integrated ambulatory care and community-centric services provides coordinated care and better health outcomes.

CareMax believes that the benefit of its vertically integrated ambulatory care and community-centric services became apparent during the outbreak of the COVID-19 pandemic. While other healthcare organizations experienced significant loss of fee-for-service revenue from declines in in-person visits, CareMax was able to convert 90% of in-person visits to real-time audio/video telehealth sessions. Where members faced technological barriers to accessing telehealth, CareMax provided tablets to those members. In order to support continued in-person visits, all CareMax employees, staff and members were provided with personal protective equipment and other medical supplies. CareMax clinical teams were also staggered with alternating schedules and staffing redundancies to prevent disruption in member care in the event of an employee infection. Consistent with CareMax’s commitment to whole person wellness, during the peak of the COVID-19 pandemic, CareMax coordinated a number of social supports for members, including the delivery of over 2,300 meals to members per day, weekly check-in calls to members that also supported COVID-19 related education and virtual exercise and wellness classes and virtual social activities to reduce member loneliness and maintain community among members.

Capitation arrangements

From its founding, CareMax has focused its business on Medicare Advantage or similar capitation arrangements, which CareMax believes aligns provider incentives with both quality and efficiency of care. Under capitation arrangements, payors pay a fixed per patient per month (“PPPM”) amount for every plan member that selects CareMax as its primary care provider. Each member who selects CareMax as primary thus becomes a patient, giving CareMax a significant portion of the responsibility and risk for managing patient care. CareMax believes this approach to care management improves the quality of care for patients and the potential profitability for efficient care providers.

The PPPM rates for CareMax’s capitation arrangements are determined as a percent of the premium the Medicare Advantage plan receives from CMS for CareMax’s at-risk patients. Those premiums are determined via the Medicare Advantage plans’ competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on health status (acuity) of each individual patient. Payors with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via the risk adjustment model, CareMax’s PPPM payments will change in unison with how CareMax’s payors’ premiums change with CMS. In certain contracts, PPPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors.

Following the Business Combination, CareMax also serves Medicaid patients under capitation arrangements. Similar to the capitation arrangements with Medicare Advantage plans, under Medicaid plans, CareMax is allocated an agreed percentage of the premium the Medicaid plan receives from Florida’s Agency for Health Care Administration (“AHCA”). Premiums are determined by Florida’s AHCA and base rates are adjusted annually using historical utilization data projected forward by a third-party actuarial firm. The rates are established based on specific cohorts by age and sex and geographical location. AHCA uses a “zero sum” risk adjustment model that establishes acuity for certain cohorts of patients and quarterly, depending on the scoring of that acuity, may shift premiums from health plans with lower acuity members to health plans with higher acuity members.

The premiums paid under capitation are often higher than under fee-for-service arrangements.

Consequently, the revenue and, when costs for providing service are effectively managed, profit opportunity available under a capitation arrangement are more attractive.

CareMax believes that the advantages, savings and efficiencies made possible by the capitation model are most pronounced when the care demands of the population are the most severe and require the most coordination, such as for older patients and patients with chronic, complex and follow-on diseases that CareMax serves. While organized coordination of care is central to the capitation model, it is also well suited to the implementation of preventive care and disease management over the long term. The capitation model gives practitioners a financial incentive to control costs by improving the overall health of their patient population by managing chronic conditions, offering preventive care and avoiding expensive hospital stays and emergency department visits. Although capitation arrangements involve a certain degree of risk that patients’ medical expenses will exceed the capitation amount, CareMax believes that it has the scale, comprehensive medical delivery resources, infrastructure and care management knowledge to spread this risk across a large patient population. See “Risk Factors —  Risks Related to Our Business and Industry — Under most of our agreements with health plans, we assume some or all of the risk that the cost of providing services will exceed our compensation.”

Fee-for-service arrangements

Under traditional fee-for-service reimbursement models, payors pay a specified amount for each service or procedure performed during a patient visit. As a result, compensation under fee-for-service arrangements is closely tied to the volume of patient visits and procedures performed, thus offering limited financial incentive to focus on cost containment and preventative care. As of December 31, 2021, less than 1% of CareMax’s revenue was derived from fee-for-service arrangements.

Payor Relationships

CareMax’s ability to consistently attract patients across multiple geographic markets depends on its ability to contract with payors in each market. By opening centers in locations where CareMax’s current payors have large numbers of insured Medicare members, CareMax believes it is creating net benefits for payors, as CareMax is able to reduce unnecessary costs and consistently raise the quality of the payors’ plans, driving Medicare quality bonuses that increase their revenue.

As of December 31, 2021, CareMax had contractual relationships with 30 payors. See “Risk Factors —  Risks Related to Our Business and Industry  — Our revenues and operations are dependent upon a limited number of key payors, the loss of any of which could adversely affect our business.” While length of contract and economic terms are often negotiated, payors generally use form contracts that contain usual and customary terms and conditions. CareMax’s contracts with payors provide for terms of varying lengths with annual renewals following the initial term; however, certain of these payor contracts also permit the payor to terminate the contract for convenience upon 60 to 90 days’ notice to CareMax. CareMax’s agreements with each payor may also include terms and conditions to incentivize CareMax and facilitate its ability to provide quality care to that plan’s members, such as care coordination or stabilization fees, quality adjustments, marketing support and other usual and customary provisions.

The contracts governing CareMax’s relationships with payors include key terms which may include the period of performance, revenue rates, advanced billing terms, service level agreements, termination clauses and right of first refusal clauses. Typically, these contracts provide for a monthly PPPM payment to CareMax determined as a percentage of the Medicare Advantage premium received by the applicable plan. The specified percentage varies depending on the plan and the terms of the particular contract. In some cases, CareMax’s contracts also include other shared medical savings arrangements. In addition, certain of CareMax’s contracts provide that if CareMax fails to meet specified implementation targets, it may be subject to financial penalties.

Most of CareMax’s contracts include cure periods for certain breaches, during which time CareMax may attempt to resolve any issues that would trigger a payor’s ability to terminate the contract. Certain of CareMax’s contracts may be terminated immediately by the payor if CareMax loses applicable licenses, goes bankrupt, loses liability insurance, becomes insolvent, files for bankruptcy or receives an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a payor were to lose applicable licenses, go bankrupt, lose liability insurance, become insolvent, file for bankruptcy or receive an exclusion, suspension or debarment from state or federal government authorities, CareMax’s contract with such payor could in effect be terminated. The loss, termination or renegotiation of any contract could negatively impact CareMax’s results. In addition, as payors’ businesses respond to market dynamics and financial pressures, and as they make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, CareMax expects that certain of its payors will, from time to time, seek to restructure their agreements with CareMax. See “Risk Factors Risks Related to Our Business and Industry  — The termination or non-renewal of the Medicare Advantage (“MA”) contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans, could have a material adverse effect on our revenue and our results of operations.” The contracts with CareMax’s payors impose other obligations on CareMax. For example, CareMax typically agrees that all services provided under the payor contract and all employees providing such services will comply with the payor’s policies and procedures. In addition, in most instances, CareMax has agreed to indemnify CareMax’s payors against certain third-party claims, which may include claims that CareMax’s services infringe the intellectual property rights of such third parties.

Regulation

CareMax’s operations and those of its affiliated physician entities are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require CareMax to meet various standards relating to, among other things, billings and reports to government payment programs, primary care medical centers and equipment, dispensing of pharmaceuticals, management of centers, personnel qualifications, maintenance of proper records, and quality assurance programs and patient care. If any of CareMax’s operations or those of its affiliated physicians are found to violate applicable laws or regulations, CareMax could suffer severe consequences that would have a material adverse effect on CareMax’s business, results of operations, financial condition, cash flows, reputation and stock price, including:

• suspension or termination of CareMax’s participation in government and/or private payment programs;

• refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;

• loss of CareMax’s licenses required to operate healthcare facilities or administer pharmaceuticals in the jurisdictions in which CareMax operates;

• criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law of the Social Security Act, Stark Law, the federal False Claims Act (the “FCA”) and/or state analogs to these federal enforcement authorities, or other regulatory requirements;

• enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including with respect to violations of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by Subtitle D of the Health Information Technology for Economic and Clinical Health Act, also known as Title XIII of Division A and Title IV of Division B of the American Recovery and Reinvestment Act of 2009, and the regulations promulgated thereunder;

• mandated changes to CareMax’s practices or procedures that significantly increase operating expenses or decrease CareMax’s revenue;

• imposition of and compliance with corporate integrity agreements that could subject CareMax to ongoing audits and reporting requirements as well as increased scrutiny of CareMax’s billing and business practices which could lead to potential fines, among other things;

• termination of various relationships and/or contracts related to CareMax’s business, including joint venture arrangements, contracts with payors, real estate leases and provider employment arrangements;

• changes in and reinterpretation of rules and laws by a regulatory agency or court, such as state corporate practice of medicine laws, that could affect the structure and management of CareMax’s business and its affiliated physician practice corporations;

• negative adjustments to government payment models including, but not limited to, Medicare Parts A, B and C and Medicaid; and

• harm to CareMax’s reputation, which could negatively impact CareMax’s business relationships, the terms of payor contracts, CareMax’s ability to attract and retain patients and physicians, CareMax’s ability to obtain financing and CareMax’s access to new business opportunities, among other things.

CareMax expects that CareMax’s industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. CareMax’s activities could be subject to investigations, audits and inquiries by various government and regulatory agencies and private payors with whom CareMax contracts at any time in the future. See “Risk Factors — Risks Related to Regulation.” Adverse findings from such investigations and audits could bring severe consequences that could have a material adverse effect on CareMax’s business, results of operations, financial condition, cash flows, reputation and stock price. In addition, private payors could require pre-payment audits of claims, which can negatively affect cash flow, or terminate contracts for repeated deficiencies.

There is no requirement in the jurisdictions in which CareMax currently operates for a risk-bearing provider to register as an insurance company and CareMax has not registered as such in any of the jurisdictions in which CareMax currently operates, however, CareMax anticipates that such registration will be required in certain of CareMax’s planned expansion markets.

Federal Anti-Kickback Statute

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid.

Federal civil and criminal penalties may be imposed violations of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of the Anti-Kickback Statute include up to $100,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The Affordable Care Act (“ACA”) amended the federal Anti-Kickback Statute to clarify that a defendant does not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it. In addition, the ACA amended the federal Anti-Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute may be considered false or fraudulent for purposes of the FCA, as discussed below.

The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. Compliance with these exceptions and safe harbors are voluntary. Business transactions and arrangements that are structured to comply fully with an applicable safe harbor will generally be considered outside the ambit of the federal Anti-Kickback Statute. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the law. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a facts and circumstances basis in light of the parties’ intent and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies. If any of CareMax’s business transactions or arrangements were found to violate the federal Anti-Kickback Statute, CareMax could face, among other things, criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that CareMax has violated these laws, or even accusations of the same, could have a material adverse impact on CareMax’s business, results of operations, financial condition, cash flows, reputation and stock price.

As part of HHS’s Regulatory Sprint to Coordinated Care (“Regulatory Sprint”), the Office of Inspector General (the “OIG”) of HHS issued a request for information in August 2018 seeking input on regulatory provisions that may act as barriers to coordinated care or value-based care. Specifically, the OIG sought to identify ways in which it might modify or add new safe harbors to the Anti-Kickback Statute (as well as exceptions to the definition of “remuneration” in the beneficiary inducements provision of the Civil Monetary Penalty statute) to foster arrangements that promote care coordination and advance the delivery of value-based care, while also protecting against harms caused by fraud and abuse. Numerous federal agencies have requested comments and information from the public and have published proposed regulations as part of the Regulatory Sprint on areas that have historically been viewed as barriers to innovative care coordination arrangements.

On November 20, 2020, the OIG released final rules clarifying and revising the Anti-Kickback Statute safe harbors. The new rules are intended to reduce regulatory barriers, accelerate the shift in service reimbursement from volume to value-based payments, and advance coordinated care across healthcare settings. OIG’s final rule adds seven new safe harbor provisions for certain coordinated care and value- based arrangements, modifies four existing safe harbor protections, and codifies one new exception under the civil monetary penalty prohibitions against beneficiary inducements related to telehealth technologies furnished to certain in-home dialysis patients.

In coordination with the exceptions under the Stark Law, OIG established three “new safe harbors for remuneration exchanged between or among participants in a value-based arrangement.” OIG also finalized a new safe harbor related to patient engagement tools and supports furnished by a participant in a value-based enterprise to a patient in a target patient population, and a safe harbor for participants in CMS-sponsored model arrangements and model patient incentives (e.g., Medicare Shared Savings Program) to provide greater predictability and uniformity across models. The other safe harbor provisions include cybersecurity technology, tools, and related services, and electronic health records (“EHR”) items and services, along with revisions to safe harbors addressing personal services arrangements, warranties, and local transportation.

These changes in federal regulations are anticipated to make a significant impact on health care providers and other stakeholders. These and similar changes may cause OIG, CMS or other regulators to change the parameters of rules and regulations that CareMax must follow and thus impact CareMax’s business, results of operations and financial condition.

Risk Bearing Provider Regulation

Certain of the jurisdictions where CareMax currently operates or may choose to operate in the future regulate the operations and financial condition of risk bearing providers like CareMax and its affiliated providers. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. While these regulations have not had a material impact on CareMax’s business to date, as CareMax continues to expand, these rules may require additional resources and capitalization and add complexity to CareMax’s business.

Stark Law

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (“DHS”) from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies.

Although uncertainty exists, federal agencies and at least two courts have taken the position that the Stark Law also applies to Medicaid. DHS is defined to include clinical laboratory services, physical therapy services, occupational therapy services, radiology services including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and outpatient speech-language pathology services. The types of financial arrangements between a physician and an entity providing DHS that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the federal Anti-Kickback Statute, the Stark Law is a strict liability violation where unlawful intent need not be demonstrated.

The Stark Law prohibits any entity providing DHS that has received a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. Similarly, the Stark Law prohibits an entity from “furnishing” a DHS to another entity in which it has a financial relationship when that entity bills for the service. The Stark Law also prohibits self-referrals within an organization by its own physicians, although broad exceptions exist that cover employed physicians and those referring DHS that are ancillary to the physician’s practice to the physician group.

If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. There are a number of exceptions to the self-referral prohibition, including exceptions for many of the customary financial arrangements between physicians and providers, such as employment contracts, leases, professional services agreements, and risk sharing arrangements, amongst others. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments in a timely manner can form the basis for FCA liability, as discussed below.

If CMS or other regulatory or enforcement authorities determine that claims have been submitted for referrals by CareMax that violate the Stark Law, CareMax would be subject to the penalties described above. In addition, it might be necessary to restructure existing compensation agreements with CareMax’s physicians. Any such penalties and restructuring or other required actions (including mere accusations) could have a material adverse effect on CareMax’s business, results of operations, financial condition and cash flows.

In 2018, CMS issued a request for information seeking input on how to address any undue regulatory impact and burden of the Stark Law. CMS placed the request for information in the context of the Regulatory Sprint and stated that it identified aspects of the Stark Law that pose potential barriers to coordinated care. CMS has since issued a sweeping set of new regulations that introduce significant new value-based terminology, safe harbors and exceptions to the Stark Law. Those or other changes implemented by CMS may change the parameters of Stark Law exceptions that CareMax relies on and thus impact CareMax’s business, results of operations and financial condition. On November 20, 2020, CMS and OIG issued new exceptions to promote coordinated services among healthcare providers and emphasize value-based payment and collaborative care. In the final rule, CMS finalized three new exceptions and definitions for certain value-based compensation arrangements between or among physicians, providers and suppliers, and amended the existing exception for EHR items. When it comes to value-based arrangements, CMS codified three “new, permanent exceptions to the physician self-referral law.” The specific activities of the parties involved in these compensation relationships will be key to determining whether the proposed value-based arrangement qualifies for an exception under the Stark Law.

CMS also added two new exceptions — one for certain arrangements under which a physician receives limited remuneration for items or services actually provided by the physician, and the other, aligned with OIG, for donations of cybersecurity technology that includes hardware, software, and related services. The final rule also includes commentary and insight into how CMS now interprets numerous defined terms and various requirements scattered throughout the Stark Law.

The definition of DHS under the Stark Law does not include physician services. Because most services furnished to Medicare beneficiaries provided in CareMax’s centers are physician services, CareMax’s services generally do not implicate the Stark Law referral prohibition. However, certain ancillary services CareMax may provide, including certain diagnostic testing, may be considered DHS. CareMax also refers Medicare beneficiaries to third parties for the provision of DHS and CareMax’s financial relationships with those third parties must satisfy a Stark Law exception.

CareMax has entered into several types of financial relationships with physicians, including compensation arrangements. If CareMax’s centers were to bill for a DHS service and the financial relationships with the physician did not satisfy an exception, CareMax could be required to change CareMax’s practices, face civil penalties, pay substantial fines, return certain payments received from Medicare and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to payments made pursuant to referrals from these physicians under the Stark Law.

Fraud and Abuse under State Law

States also have laws similar to or more strict than the federal Anti-Kickback Statute and Stark Law that may affect CareMax’s ability to receive referrals from physicians with whom CareMax has financial relationships. State laws of this nature are significant, particularly if they apply to all payors and not just to government-funded healthcare programs. Some states have laws prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. These state prohibitions may differ from the Stark Law’s prohibitions and exceptions may apply to a broader or narrower range of services and financial relationships. Some of these laws could potentially be interpreted broadly as prohibiting physicians who hold shares of CareMax’s publicly traded stock or are physician owners from referring patients to CareMax’s centers if the centers perform services for their patients or do not otherwise satisfy an exception to the law. State statutes and regulations also may require physicians or other healthcare professionals to disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is recommended to patients.

Some state anti-kickback laws include civil and criminal penalties. Some of these laws include exemptions that may be applicable to CareMax’s physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, may include no explicit exemption for certain types of agreements and/or relationships entered into with physicians. These laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. Exclusions and penalties, if applied to us, could result in significant loss of reimbursement to us, thereby significantly affecting CareMax’s financial condition.

If these laws are interpreted to apply to physicians who hold equity interests in CareMax’s centers or to physicians who hold CareMax’s publicly traded stock, and for which no applicable exception exists, CareMax may be required to terminate or restructure CareMax’s relationships with these physicians. Violations of these state laws may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties, administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid, which could have a material adverse effect on CareMax’s business, results of operations, financial condition, cash flows, reputation and stock price.

Similarly, states may have beneficiary inducement prohibitions and consumer protection laws that may be triggered by the offering of inducements, incentives and other forms of remuneration to patients and prospective patients. Violations range from civil to criminal and could have a material adverse effect on CareMax’s business, results of operations and financial condition.

Corporate Practice of Medicine and Fee-Splitting

The laws and regulations relating to the practice of medicine vary from state to state and many states prohibit general business corporations, such as CareMax, from practicing medicine, employing physicians to practice medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. While CareMax believes that it is in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting, other parties may assert that CareMax is engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, CareMax could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and CareMax may be required to restructure CareMax’s contractual arrangements. The laws of other states do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements.

Violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license. Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. In limited cases, courts have required management services companies to divest or reorganize structures deemed to violate corporate practice restrictions. Third-party payors may also seek to terminate their contracts with, or recoup past amounts paid from, CareMax arising out of CareMax’s alleged violation corporate practice or fee-splitting laws. Moreover, state laws are subject to change. Any allegations or findings that CareMax has violated these laws could have a material adverse impact on CareMax’s business, results of operations and financial condition.

The False Claims Act

The FCA is a means of policing false bills or false requests for payment in the healthcare delivery system. Among other things, the FCA authorizes the imposition of up to three times the government’s damages and significant per claim civil penalties on any “person” (including an individual, organization or company) who, among other acts:

• knowingly presents or causes to be presented to the federal government a false or fraudulent claim for payment or approval;

• knowingly makes, uses or causes to be made or used a false record or statement material to a false or fraudulent claim;

• knowingly makes, uses or causes to be made or used a false record or statement material to an obligation to pay the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the federal government; or

• conspires to commit the above acts.

The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing for items or services provided by entities or individuals that are not appropriate licensed, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes to Medicare Advantage plans. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On June 20, 2020, the Department of Justice issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increased to a range from $11,665 to $23,331 for penalties assessed after June 19, 2020, so long as the underlying conduct occurred after November 2, 2015.

The Fraud Enforcement and Recovery Act (“FERA”), enacted on May 20, 2009, greatly expanded the reach of the FCA by eliminating the prior requirement that a false claim be presented to a federal official, or that such a claim directly involve federal funds. FERA clarifies that liability attaches whenever an individual or entity makes a false claim to obtain money or property, any part of which is provided by the government, without regard to whether the individual or entity makes such claim directly to the federal government. Consequently, under FERA, liability attaches when such false claim is submitted to an agent acting on the government’s behalf or with a third party contractor, grantee or other recipient of such federal money or property. Additionally, under FERA, individuals and entities violate the FCA by knowingly retaining historic improper payments (overpayments/overprovisions) even if the individual or entity did not make claim for such payments. The ACA requires that overpayments be reported and returned within 60 days after the overpayment is identified or the corresponding cost report was due.

An overpayment impermissibly retained could subject CareMax to liability under the FCA, exclusion from government healthcare programs and penalties under the federal Civil Monetary Penalty statute. As a result of these provisions, CareMax’s procedures for identifying and processing overpayments may be subject to greater scrutiny.

In addition to actions being brought under the FCA by government officials, the FCA also allows a private individual with direct knowledge of fraud to bring a whistleblower, or qui tam, lawsuit on behalf of the government for violations of the FCA. The ACA also broadens the direct knowledge requirement so that the private individual is not required to have direct knowledge of the allegations, but must provide information to the government before it is publicly disclosed and that is independent of and materially adds to any publicly disclosed allegations. In that event, the whistleblower is responsible for initiating a lawsuit that sets in motion a chain of events that may eventually lead to the recovery of money by the government.

The ACA provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute individuals and entities who are alleged to have submitted false or fraudulent claims for payment to the federal government. Any allegations or findings that CareMax has violated the FCA could have a material adverse impact on CareMax’s business, results of operations and financial condition.

In addition to the FCA, various states have adopted their own analogs of the FCA. States are becoming increasingly active in using their false claims laws to police the same activities listed above, particularly with regard to Medicaid fee-for-service and Managed Medicaid programs.

Civil Monetary Penalties Statute

The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

• presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent;

• offering remuneration to a federal health care program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider;

• arranging contracts with an entity or individual excluded from participation in the federal health care programs;

• violating the federal Anti-Kickback Statute;

• making, using or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal health care program;

• making, using or causing to be made any false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider of services or a supplier under a federal health care program; and

• failing to report and return an overpayment owed to the federal government.

Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and may vary depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply and a violator may be subject to exclusion from federal and state health care programs. In addition, exclusion from the Medicare program may be imposed for violations.

CareMax could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Statute would apply. CareMax performs monthly checks on CareMax’s employees, affiliated providers and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs. However, should an individual become excluded and CareMax fails to detect it, a federal agency could require CareMax to refund amounts attributable to all claims or services performed or sufficiently linked to an excluded individual, assess significant penalties or, worse case scenario, exclude CareMax from participating in the Medicare program. Likewise, CareMax’s patient programs, which can include enhancements, incentives, benefits and additional care coordination not otherwise covered by third-party payors (including Medicare and Medicaid), could be alleged to be intended to influence the patient’s choice in obtaining services or the amount or types of services sought. Thus, CareMax cannot foreclose the possibility that CareMax will face allegations subject to the Civil Monetary Penalty Statute with the potential for a material adverse impact on CareMax’s business, results of operations and financial condition.

HIPAA and Other Data Privacy Laws

The Health Insurance Portability and Accountability Act of 1996, as amended by as amended by Subtitle D of the Health Information Technology for Economic and Clinical Health Act, also known as Title XIII of Division A and Title IV of Division B of the American Recovery and Reinvestment Act of 2009, and the regulations promulgated thereunder, collectively “HIPAA”, as well as a number of other federal and state privacy and information security laws, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information,” or “PHI” and require covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide patients with substantive rights with respect to their health information. As a HIPAA covered entity, CareMax is required to enter into written agreements with certain contractors, known as business associates, to whom CareMax discloses PHI. Covered entities may be subject to penalties for, among other activities, failing to enter into a business associate agreement where required by law or as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity and acting within the scope of the agency. In instances where CareMax acts as a business associate to a covered entity, there is the potential for additional liability beyond CareMax’s status as a covered entity.

Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach by a covered entity or its agents. Reporting must also be made to the HHS Office for Civil Rights and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the PHI has been compromised. Various state laws and regulations may also require CareMax to notify affected individuals in the event of a data breach involving personal information without regard to the probability of the information being compromised.

Violations of HIPAA by providers like CareMax, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the HITECH Act by imposing tiered penalties of more than $50,000 per violation and up to $1.5 million per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. CareMax follows and maintains a HIPAA compliance plan, which CareMax believes complies with the HIPAA privacy and security regulations, but there can be no assurance that OCR or other regulators will agree. There can be no assurance that CareMax will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations in CareMax’s maintenance of PHI. The HIPAA privacy and security regulations impose and will continue to impose significant costs on CareMax in order to comply with these standards.

In addition, certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities, such as the California Consumer Privacy Act that went into effect January 1, 2020.

In addition, there are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns and CareMax remains subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. The California Consumer Privacy Act (the “CCPA”), which came into effect January 1, 2020, was recently amended and expanded by the California Privacy Rights Act (the “CPRA”) passed on November 3, 2020. Most of the CPRA’s substantive provisions will not take effect until January 1, 2023, however, the CPRA’s expansion of the “Right to Know” impacts personal information collected on or after January 1, 2022. Companies must still comply with the CCPA during the ramp up period before the CPRA goes into effect. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted.

In addition to the laws discussed above, CareMax may see more stringent state and federal privacy legislation in 2021 and beyond, as the increased cyber-attacks during the COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. CareMax cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to CareMax’s business and operations.

HIPAA also created two federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Healthcare reform

In March 2010, broad healthcare reform legislation was enacted in the United States through the ACA. Although many of the provisions of the ACA did not take effect immediately and continue to be implemented, and some have been and may be modified before or during their implementation, the reforms could continue to have an impact on CareMax’s business in a number of ways. CareMax cannot predict how employers, private payors or persons buying insurance might react to federal and state healthcare reform legislation, whether already enacted or enacted in the future, nor can CareMax predict what form many of these regulations will take before implementation.

Other aspects of the 2010 healthcare reform laws may also affect CareMax’s business, including provisions that impact the Medicare and Medicaid programs. These and other provisions of the ACA remain subject to ongoing uncertainty due to developing regulations and clarifications, including those described above, as well as continuing political and legal challenges at both the federal and state levels.

While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. As a result, there is considerable uncertainty regarding the future with respect to the exchanges and other core aspects of the current health care marketplace. Future elections may create conditions for Congress to adopt new federal coverage programs that may disrupt CareMax’s current commercial payor revenue streams. While specific changes and their timing are not yet apparent, such changes could lower CareMax’s reimbursement rates or increase CareMax’s expenses. Any failure to successfully implement strategic initiatives that respond to future legislative, regulatory, and executive changes could have a material adverse effect on CareMax’s business, results of operations and financial condition.

CMS and state Medicaid agencies also routinely adjust the risk adjustment factor which is central to payment under Medicare Advantage and Managed Medicaid programs in which CareMax participates. The monetary “coefficient” values associated with diseases that CareMax manages in its population are subject to change by CMS and state agencies. Such changes could have a material adverse effect on CareMax’s financial condition.

Other regulations

CareMax’s operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including primary care centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements.

Federal and state law also governs the dispensing of controlled substances by physicians. For example, the Prescription Drug Marketing Act governs the distribution of drug samples. Physicians are required to report relationships they have with the manufacturers of drugs, medical devices and biologics through the Open Payments Program database. Any allegations or findings that CareMax or its providers have violated any of these laws or regulations could have a material adverse impact on CareMax’s business, results of operations and financial condition.

In addition, while none of the jurisdictions in which CareMax currently operates have required it, certain jurisdictions in which CareMax may desire to do business in the future have certificate of need programs regulating the establishment or expansion of healthcare facilities, including primary care centers. These regulations can be complex and time-consuming. Any failure to comply with such regulatory requirements could adversely impact CareMax’s business, results of operations and financial condition.

Intellectual Property

CareMax’s continued growth and success depend, in part, on its ability to protect its intellectual property and internally developed technology, including CareOptimize. CareMax primarily protects its intellectual property through a combination of copyrights, trademarks and trade secrets, intellectual property licenses and other contractual rights (including confidentiality, non-disclosure and assignment-of-invention agreements with CareMax’s employees, independent contractors, consultants and companies with which CareMax conducts business). CareMax does not currently hold a patent or other registered or applied for intellectual protection for the CareOptimize platform, and instead relies upon non-registered rights, including trade secrets, contractual provisions and restrictions on access, to protect its intellectual property rights in CareOptimize.

However, these intellectual property rights and procedures may not prevent others from competing with CareMax. CareMax may be unable to obtain, maintain and enforce CareMax’s intellectual property rights, and assertions by third parties that CareMax violates their intellectual property rights could have a material adverse effect on CareMax’s business, financial condition and results of operations. See “Risk Factors —  Risks Related to Our Business and Industry  — If we are unable to obtain, maintain and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, particularly with respect to the CareOptimize platform, others may be able to develop and commercialize technology substantially similar to ours, and our ability to successfully commercialize our technology may be adversely affected” and “Risk Factors —  Risks Related to Our Business and Industry  — Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and results of operations.”

Insurance

CareMax maintains insurance and excess coverage for property and general liability, professional liability, directors’ and officers’ liability, workers’ compensation, cybersecurity and other coverage in amounts and on terms believed adequate by management, based on CareMax’s actual claims experience and expectations for future claims. CareMax also utilizes stop-loss insurance for its patients, protecting CareMax for medical claims per episode in excess of certain levels which vary depending on the applicable payor. Future claims could, however, exceed CareMax’s applicable insurance coverage. CareMax provides malpractice insurance for the physician practicing at CareMax centers.

Employees and Human Capital Resources

As of December 31, 2021, CareMax had approximately 1,270 employee team members, including approximately 100 primary care providers. CareMax’s physicians and other care providers are paid salaries or contracted flat rates in order to incentive them to provide high quality care rather than volume of care.

This base compensation for providers is then overlaid with bonuses for quality and member satisfaction. CareMax considers its relationship with its employees to be good. None of CareMax’s employees are represented by a labor union or party to a collective bargaining agreement.

Seasonality

Our ability to grow our patient population with capitation arrangements is dependent in part on our ability to successfully enroll MA patients during the annual enrollment period. During the annual enrollment period, we must convince new MA patients to select us as their primary care provider and existing patients to not select another provider. CareMax typically sees large increases in ACA patients during the first quarter as a result of the annual enrollment period. CareMax’s operational and financial results will experience some variability depending upon the time of year in which they are measured. This variability is most notable in the following areas:

Per-Patient Revenue

CareMax’s revenue derived from at-risk patients is a function of the percent of premium CareMax has negotiated with its payors as well as its ability to accurately and appropriately document the acuity of a patient. CareMax experiences some seasonality with respect to its per-patient revenue as it will generally decline over the course of the year. In January of each year, CMS revises the risk adjustment factor for each patient based upon health conditions documented in the prior year, leading to an overall increase in per-patient revenue. As the year progresses, CareMax’s per-patient revenue declines as new patients join CareMax typically with less complete or accurate documentation (and therefore lower risk-adjustment scores) and patient mortality disproportionately impacts CareMax’s higher-risk (and therefore greater revenue) patients.

Medical costs

Medical costs vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which result in an increase in medical expenses during these time periods. CareMax therefore expects to see higher levels of per-patient medical costs in the first and fourth quarters. Medical costs also depend upon the number of business days in a period. Shorter periods will have lesser medical costs due to fewer business days. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another. CareMax also expects to experience an impact should there be a pandemic such as COVID-19, which may result in increased or decreased total medical costs depending upon the severity of the infection, the duration of the infection and the impact to the supply and availability of healthcare services for CareMax’s patients.

Our Competition

The U.S. healthcare industry is highly competitive. We compete with local and national providers of primary care services, including Leon Medical Centers locally in Florida and ChenMed, CanoHealth and Oak Street Health on a national level, for, among other things, recruitment of physicians and other medical and non-medical personnel, individual patients and IPAs. Because of the low barriers of entry into the primary care business and the ability of physicians to own primary care centers and/or also be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. There have also been increasing indications of interest from non-traditional providers and others to enter the primary care space and/or develop innovative technologies or business activities that could be disruptive to the industry. For example, payors have and may continue to acquire primary care and other provider assets. Our growth strategy and our business could be adversely affected if we are not able to continue to acquire or open new medical centers, expand our healthcare providers serviced by CareOptimize, recruit qualified physicians, or attract new members and retain our existing members. See “Risk Factors —  Risks Related to Our Business and Industry  — We face significant competition from primary care facilities and other healthcare services providers. Our failure to adequately compete could adversely affect our business.”

Website Access to CareMax, Inc. SEC Reports

We use our websites as channels of distribution of company information. Our Form 10-K, Quarterly Reports on Form 10- Q, Current Reports on Form 8-K, Proxy Statement related to our annual shareholders meeting, and all amendments to those reports are available free of charge at www.caremax.com and on the SEC’s website at www.sec.gov as soon as reasonably practicable after we have electronically filed or furnished these reports with the SEC. In addition, you may automatically receive email alerts and other information when you enroll your email address by visiting the Investor Services section of our website. The content of any website referred to in this document is not incorporated by reference into this document.

Risk Factors

Item 1A. Risk Factors

Our business is subject to a number of factors that could materially affect future developments and performance. In addition to factors affecting our business that have been described elsewhere in this Annual Report on Form 10-K (the “Annual Report”), any of the following risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We may update these risk factors in our periodic and other filings with the SEC.

The following is a summary of the principal risk factors described in this section:

•
the impact of the COVID-19 pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operation;
•
our ability to integrate the businesses of CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), Senior Medical Associates, LLC, a Florida limited liability company (“SMA”), Unlimited Medical Services of Florida, LLC, a Florida limited liability company, d/b/a DNF Medical Centers (“DNF”), Advantis Physician Alliance, LLC, d/b/a Advantis Medical Centers ("Advantis") and other acquisitions;
•
our ability to complete acquisitions and to open new medical centers and the timing of such acquisitions and openings;
•
the viability of our growth strategy, including organic growth, de novo growth and growth by acquisitions, and our ability to realize expected results, as well as our ability to access the capital necessary for such growth;
•
our ability to attract new patients;
•
the dependence of our revenue and operations on a limited number of key payors;
•
the risk of termination, non-renewal or renegotiation of the MA contracts held by the health plans with which we contract, or the termination, non-renewal or renegotiation of our contracts with those plans;
•
the impact on our business from changes in the payor mix of our patients and potential decreases in our reimbursement rates;
•
our ability to manage our growth effectively, execute our business plan, maintain high levels of service and patient satisfaction and adequately address competitive challenges;
•
the impact of restrictions on our current and future operations contained in certain of our agreements;
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
•
the impact of our existing or future indebtedness and any associated debt covenants on our business and growth prospects;
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
•
our ability to protect data, including personal health data, and maintain our information technology systems from cybersecurity breaches and data leakage;
•
our ability to adhere to all of the complex government laws and regulations that apply to our business;
•
the impact on our business if we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting U.S. healthcare reform;
•
our ability to navigate rules and regulations that govern our licensing and certification, as well as credentialing processes with private payors, before we can receive reimbursement for their services;
•
our reliance on strategic relationships with third-parties to implement our growth strategy;
•
that estimates of market opportunity and forecasts of market and revenue growth included in this Annual Report may prove to be inaccurate;
•
our operating results and stock price may be volatile;
•
risks associated with estimating the amount of revenues that we recognize under our risk agreements with health plans; and
•
other risk factors listed in this “Risk Factors” section.

Risks Related to Our Business and Industry

The COVID-19 pandemic continues to impact our operations and, in the future, the COVID-19 pandemic or another pandemic, epidemic or outbreak of infectious disease, could materially adversely affect our financial condition and results of operations.

The COVID-19 pandemic continues to impact our business and could materially adversely affect our business in the future. During 2021, CareMax resumed normal operation in both its medical and wellness centers. We established a COVID-19 rapid response program that created operational initiatives throughout the various spikes and variants. That team was also responsible for high-touch member initiatives with our members including in-person home visits, COVID-19 testing services, and vaccinations. Our internal processes and protocols were designed to ensure the safety and well-being of our employees and continuous access to care for our patients. Our centers have provided continuous service to our members by remaining open throughout the duration of the pandemic.

COVID-19 has also diverted or limited the resources of personnel that would otherwise be focused on the operations of our business. This may be the result of sickness of personnel or their families, disruptive activities and business closures in areas where we operate, potential delays in hiring and onboarding of new employees and other factors that have impacted employee productivity. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees in response to COVID-19 or any new variants that have emerged. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or patient retention, any of which could harm our financial condition and business operations.

Executive orders and similar government orders and restrictions have also resulted in work stoppages among some vendors and suppliers, slowdowns and delays that have impacted the ability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages; delays in actions of regulatory bodies; and other business adjustments or disruptions of certain third parties upon whom we rely. During 2021, our businesses had to acquire greater quantities of medical supplies at significantly higher prices to ensure the safety of our employees and our patients.

In addition, the COVID-19 virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients. Patients have been and may continue to be reluctant to seek necessary care given the risks of the COVID-19 pandemic. This could have the effect of deferring healthcare costs to later periods and may also affect the health of patients who defer treatment, which may cause our costs to increase in the future. We have and may continue to experience increased internal and third-party medical costs as we provide care for patients suffering from COVID-19. A material increase in costs has and may continue to adversely affect our financial results given the number of our patients who are under capitation agreements.

Due to the COVID-19 pandemic, during 2020 we were not able to document the health conditions of our patients as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates MA health plans based on the health status (acuity) of each individual patient. Payors and their contracted providers with higher acuity patients receive more, and those with lower acuity patients receive less. Medicare requires that a patient’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of the Coronavirus Aid, Relief and Economic Security Act the “CARES Act”), which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, Medicare allowed documentation for conditions identified during video visits with patients. While we utilized telehealth to document the health conditions of our patients and increased our efforts to return our patients to our centers for in-person visits during the latter half of 2020 and the beginning of 2021, based on the difference between the risk adjusted PPPM revenue expected by our historical models and the actual risk adjusted PPPM rates in 2021, we believe our 2021 revenue was negatively impacted by approximately $11.5 million due to our inability to adequately document the acuity of our patients during 2020. In the event we are unable to adequately document the acuity of our patients in subsequent years, our revenues and financial performance could be significantly affected.

During 2021, we also experienced increased costs directly related to COVID-19 claims of approximately $11.6 million. COVID-19 related spikes in hospital utilization could continue to occur for the foreseeable future during the duration of the pandemic, which could negatively impact our revenues and financial performance during any period in which such hospital utilization spikes occur.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; the impact on our sales cycles; and the effect on our partners and supply chains, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities and interruptions or delays due to third-parties. The full impact of the COVID-19 pandemic may continue to significantly affect our results of operations and overall financial condition even in future periods.

Another pandemic, epidemic, or outbreak of an infectious disease could occur in the United States or worldwide, and such an event could adversely affect our business in ways that are similar to or different from the COVID-19 pandemic. We may be unable to properly anticipate or prepare for these events and, as a result, our business may be materially adversely impacted.

Our growth strategy, including organic growth and growth by acquisition, will include integration and other risks and, as a result, our growth strategy may not prove viable and we may not realize expected results.

We seek growth opportunities organically through growth of de novo centers and geographic expansion, through acquisitions and through alliances with payors or other primary care providers. Our business strategy is to grow by expanding our network of primary medical centers and wellness centers and may include opening new medical centers or acquiring medical centers in our existing markets, expanding into new markets, recruiting new patients and partnering or contracting with payors, existing medical practices or other healthcare providers to provide primary care services.

Our ability to grow organically depends upon a number of factors, including recruiting new patients, entering into contracts with additional payors, identifying appropriate facilities, obtaining leases, completing internal build-outs of new facilities within proposed timelines and budgets and hiring or engaging care teams and other personnel. We cannot guarantee that we will be successful in pursuing our strategy for organic growth. We have and may continue to enter into leases for new medical centers in markets where we do not currently have a presence, and there is considerable uncertainty related to the success of these new centers and their impact on our results of operations.

We also intend to continue to acquire primary care medical centers and wellness centers, and some of these acquisitions may be large or in markets where we do not currently operate. When we evaluate a potential acquisition target, we might overestimate the target’s value and, as a result, pay too much for it. We also cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired target with our operations. We may engage in large acquisitions, which could be much more difficult to integrate. Difficulties with integration could cause material disruption, which could in turn reduce the efficiency of our operations. Additionally, we may not be able to integrate acquired primary care medical centers and wellness centers in a manner that permits us to realize the cost efficiencies and revenue improvements we anticipate in the time, manner, or amount we currently expect, or at all.

Our growth strategy involves a number of risks and uncertainties, including that:

•
we may not be able to successfully enter into contracts with payors on terms favorable to us or at all;
•
competition for payor relationships may intensify due to the ongoing consolidation in the healthcare industry, which may increase our costs to pursue such opportunities;
•
we may not be able to meet our goals for enrolling new patients to enable us to execute our growth strategy, we may incur substantial costs to enroll new patients and we may be unable to enroll a sufficient number of new patients to offset those costs;
•
we may not be able to successfully maintain and enforce uniform standards, controls, procedures and policies;
•
we may incur additional debt to assist in the funding of acquisitions, which may increase our leverage;
•
when expanding our business into new states, we may be required to comply with laws and regulations that may differ from states in which we currently operate; and
•
depending upon the nature of the local market, we may not be able to implement our business model in every local market that we enter, which could negatively impact our revenues and financial condition.

If we are unable to attract new patients, our revenue growth will be adversely affected.

To increase our revenue, our business strategy is to expand the number of primary care and wellness centers in our network. To support such growth, we must continue to attract and retain a sufficient number of new patients. Although some of our facilities accept Medicaid-eligible patients, we are focused on the Medicare-eligible population and face competition from other primary healthcare providers for those Medicare-eligible patients. If we are unable to effectively promote to the Medicare-eligible population the benefits of our model or if potential or existing patients prefer the care provider model of one of our competitors, we may not be able to effectively implement our growth strategy, which depends on our ability to increase our patient census. In addition, our growth strategy is dependent on patients selecting us as their primary care provider under their MA plan.

MA is a federally funded health insurance program administered by private health plans and offered to Medicare beneficiaries as an alternative to fee-for-service Medicare. CMS, the federal agency that administers Medicare, contracts with private health plans, such as health maintenance organizations (“HMO”), to offer “all-in-one” coverage to Medicare beneficiaries for a fixed monthly amount per enrollee (i.e., a capitated payment model) paid by Medicare. MA plans also in turn contract with providers like us under which the providers deliver care to patients at negotiated rates.

Patients may elect an MA plan during an annual enrollment period from November into December of each year. Therefore, our ability to grow our patient population with capitation arrangements is dependent in part on our ability to successfully enroll MA patients during the annual enrollment period. During the annual enrollment period, we must convince new MA patients to select us as their primary care provider and existing patients to not select another provider. An inability to enroll new patients and retain existing patients, particularly those under managed care arrangements, would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

Our revenues and operations are dependent upon a limited number of key payors, the loss of any of which could adversely affect our business.

Our operations are dependent on a concentrated number of payors with whom we contract to provide services to patients. CareMax has established relationships with eleven different payors for MA patients. On a pro forma basis giving effect to the Business Combination with IMC as of January 1, 2020, when aggregating the revenue associated with each payor through its local affiliates, Simply Healthcare, WellCare and HealthSun accounted for approximately 43% of CareMax’s capitated revenue for the twelve months ended December 31, 2021.

Our current agreement with HealthSun began on June 1, 2015 and continues in effect until July 1, 2029 unless terminated earlier pursuant to the terms of the agreement. Under the agreement, HealthSun agrees to pay us fees for primary care services provided by our providers to HealthSun’s members enrolled in HealthSun’s Medicare Advantage plans. Our agreement with HealthSun terminates automatically with respect to particular physicians if a physician loses applicable licenses, is convicted of a felony or fails to obtain or maintain Medicare-approved provider status. HealthSun may also terminate the agreement with respect to a particular physician if the physician fails to comply with medical standards of practice, meet credentialing standards or abide by HealthSun’s policies. The agreement may also be terminated in its entirety by HealthSun upon: a material breach by us and failure by us to cure such breach within a cure period; our failure to abide by HealthSun’s policies and failure to cure such failure within a cure period; if we act in a manner that harms HealthSun’s reputation; fraud or theft against HealthSun; a determination by HealthSun that continuation of the agreement might result in danger to the health, safety or welfare of HealthSun’s members; or our involuntary bankruptcy or insolvency. The agreement will also automatically terminate upon the termination or non-renewal of HealthSun’s Medicare Advantage contract with CMS and may be terminated if required under applicable law. In the event the agreement is terminated for any reason, we will be paid for services provided through termination. There are no termination costs or penalties applicable to either party in the event the agreement is terminated.

We believe that a majority of our revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with us or our providers credentialed by them upon the occurrence of certain events. The sudden loss of any of our payor partners or the renegotiation of any of our payor contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with payors in respect of the services we provide and the terms of our payor agreements. As the payors’ businesses respond to market dynamics and financial pressures, and as payors make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, certain of our payors have previously sought to renegotiate or terminate their agreements with us and may attempt to do so in the future. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our payor contracts and consequently could negatively impact our revenues, business and prospects.

Because we rely on a limited number of payors for a significant portion of our revenues, we depend on the creditworthiness of these payors. Our payors are subject to a number of risks, including reductions in payment rates from governmental programs, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations. If the financial condition of our payor partners declines, our credit risk could increase. Should one or more of our significant payor partners declare bankruptcy, be declared insolvent, or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable, our bad debt reserves and our net income.

The termination or non-renewal of the MA contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans, could have a material adverse effect on our revenue and our results of operations.

In addition to contracting directly with the CMS to participate in Medicare, we also contract with other health plans to provide capitated care services with respect to certain of their MA members. If a plan with which we contract for these services loses its Medicare contracts with CMS, receives reduced or insufficient government reimbursement under the Medicare program, decides to discontinue its MA plans, decides to contract with another provider to render capitated care services to its members, or decides to directly provide care, our contract with that plan could be at risk and we could lose revenue. We have also entered into contracts with some of these same plans relating to Medicaid Managed Care. Termination of a contract relating to MA could also lead to, or occur concurrently with, termination of a contract relating to Medicaid.

Under most of our capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, we are generally allowed a period of time to object to such amendment. If we so object, under some of the risk agreements, the relevant health plan may terminate the applicable agreement upon 90 to 180 days written notice. If we enter into capitation contracts with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, we could suffer losses with respect to such contract.

Certain of our contracts may be terminated immediately by the health plan if we lose applicable licenses, go bankrupt, lose our liability insurance, or receive an exclusion, suspension, or debarment from state or federal government authorities. In addition, certain of our contracts with health plans are terminable without cause. If any of these contracts were terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. In addition, certain patients covered by such plans in the past have shifted to another primary care provider within their health plan’s network and patients may continue to do so in the future. Moreover, our inability to maintain our agreements with health plans, in particular with key payors such as HealthSun with respect to our MA members, or to renegotiate favorable terms for those agreements in the future, could result in the loss of patients and could have a material adverse effect on our profitability and business. Depending on the health plan at issue and the amount of revenue associated with the health plan’s capitation agreement, the renegotiated terms or termination could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Changes in the payor mix of patients and potential decreases in our reimbursement rates as a result of consolidation among plans could adversely affect our revenues and results of operation.

We have previously been negatively affected, and may continue to be negatively affected, if third-party payors take cost-containment measures, including lowering reimbursement rates or changing patient co-payments and deductibles. Any of these risks, among other economic factors, could have a material adverse effect on our financial condition.

The amounts we receive for services provided to patients are determined by a number of factors, including the payor mix of our patients and the reimbursement methodologies and rates utilized by our patients’ plans. Reimbursement revenue is generally higher under capitation agreements than it is under fee-for-service arrangements, and capitation agreements provide us with an opportunity to capture any additional surplus we create by investing in preventive care to keep a particular patient’s third-party medical expenses low. Under a capitation agreement such as with MA plans, we receive a fixed fee per member per month for services and, in some cases, additional compensation based on quality of care and other patient care metrics. Under a fee-for-service payor arrangement, we collect fees directly from the payor as services are provided. A decrease in the number of capitation arrangements could adversely affect our revenues and results of operations.

In addition, a shift in payor mix toward Medicaid payors as well as an increase in the number of uninsured patients may result in a reduction in our average rate of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in our net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in any expansion of such programs also could impact the number of patients who participate in such programs and the number of uninsured patients. For those patients in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

Following the Business Combination, we experienced a shift in payor mix toward Medicaid due to more significant Medicaid membership in IMC. Acquisitions subsequent to the Business Combination have resulted in growth weighted more toward Medicare.

The healthcare industry has also experienced consolidation, resulting in fewer but larger payors that have significant bargaining power, given their market share. Payments from payors are the result of negotiated rates. These rates have declined in the past and may decline in the future based on renegotiations as larger payors have significant bargaining power to negotiate higher discounted fee arrangements with healthcare providers. As a result, payors increasingly are demanding discounted fee structures or the assumption by healthcare providers of all or a portion of the financial risk related to paying for care provided through capitation agreements. A decrease in the number of capitation arrangements could adversely affect our revenues and results of operation.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and patient satisfaction or adequately address competitive challenges.

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure may become more complex as we improve our operational, financial and management controls, as well as our reporting systems and procedures. We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We must effectively increase our headcount and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth and change, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain patients and employees.

In addition, as we expand our business, it is important that we continue to maintain a high level of patient service and satisfaction. As our patient base continues to grow, we will need to expand our medical, patient services and other personnel, and our network of partners, to provide personalized patient service. If we are not able to continue to provide high quality medical care with high levels of patient satisfaction, our reputation, as well as our business, results of operations and financial condition could be adversely affected.

We are reliant on strategic relationships with third-parties to implement our growth strategy, and any failure to realize the expected benefits of such strategic relationships could adversely affect our business.

As part of our growth strategy, we have partnered with third parties to expand our operations and to open medical centers in new markets. For example, we have entered into a collaboration agreement with Anthem, a national health benefits company, through which we plan to open approximately 50 centers across eight priority states. Additionally, we have entered into a collaboration with Related, pursuant to which Related will advise us on opening new medical centers nationwide, including, but not limited to, within and proximate to affordable housing communities that may be owned by Related.

Additionally, Anthem previously indicated that it would work with CareMax and other providers to help bring New York based retirees into value based agreements with its affiliate, Empire BlueCrossBlueShield, in partnership with the nonprofit insurer Emblem Health, being awarded the City of New York group Medicare Advantage retiree contract to serve up to approximately 250,000 retired workers. However, the implementation of the New York City retirees’ contract has been delayed and may be reduced or canceled. The delay in the implementation of the New York City retirees’ contract has had an impact on our expected growth in New York City and the reduction or cancellation of such contract may further impact our prospects for growth in that market or in other markets.

Our ability to realize the benefits of the arrangements with Anthem or Related is not certain. There are many factors that could delay or ultimately prevent us from opening new centers in collaboration with Anthem or Related, including that Anthem or Related does not perform its obligations under each of their respective agreements. Should any other expected benefits of the arrangements with Anthem or Related fail to materialize, our prospects for growth of our de novo expansion strategy could be adversely affected, and we may not be able to effectively expand outside of our core markets in Florida. Additionally, we may be at a disadvantage to our competition, which in some cases already has a wider geographical presence, without assistance from our strategic partners. If we are not able to grow and expand outside of our core markets in Florida, our future business, results of operations and financial condition could be adversely affected.

We face significant competition from primary care facilities and other healthcare services providers. Our failure to adequately compete could adversely affect our business.

We compete directly with national, regional and local providers of healthcare for patients and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Other companies could enter the healthcare industry in the future and divert some or all of our business. If we expand to other geographies, we expect competition may change based on a number of factors, including the number of competing primary care facilities in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our centers, our revenue and profitability will be adversely affected. Some of our competitors may have greater recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing primary care providers may also offer larger facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients and referral sources. Furthermore, while we budget for routine capital expenditures at our facilities to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining new patients. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.

Competition for physicians and nurses, shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.

Our operations are dependent on the efforts, abilities and experience of our physicians and other clinical personnel. We compete with other healthcare providers, primarily hospitals and other facilities, in attracting physicians, nurses and other medical staff to support our centers, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our centers and in contracting with payors. We have employment contracts with physicians and other health professionals that include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. There can be no assurance that our non-compete agreements related to physicians and other health professionals will be found enforceable if challenged. In such event, we would be unable to prevent physicians and other health professionals formerly employed by us from competing with us, potentially resulting in the loss of some of our patients.

Key primary care physicians with large patient enrollment could retire, become disabled, terminate their provider contracts, or otherwise become unable or unwilling to continue practicing medicine or continue working with our practices. We may not be able to attract new physicians to replace the services of terminating physicians or to service our growing membership. Some patients may have loyalty to these physicians and have a desire to shop for new physicians upon one of ours leaving the practice for any reason. In some markets, the lack of availability of clinical personnel, such as nurses and mental health professionals, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

If we are unable to recruit or retain our skilled, semi-skilled and unskilled personnel, our patients could choose to enroll with competitors’ physician organizations or could seek medical care elsewhere, which could reduce our revenues and profits. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Any union activity at our facilities that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts. Although none of our employees are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our financial condition and results of operations.

We receive the majority of our revenue from MA plans, and revenue from Medicare accounted for approximately 78.9% and 99.6% of our revenue for the twelve months ended December 31, 2021 and 2020, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves MA plans reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly MA programs. Any changes that limit or reduce MA or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures may lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins.

For example, under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit also known as “sequestration,” discretionary spending caps were originally enacted that would impose spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers by two percent (2%). The CARES Act temporarily suspended these reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Protecting Medicare and American Farmers from Sequester Cuts Act, extended the suspension of sequestration for Medicare payments until March 31, 2022. There is no guarantee that sequester will be suspended further or that further action will be taken to reverse or suspend reductions in Medicare payments.

Each year, CMS issues a final rule to establish the MA benchmark payment rates for the following calendar year. Any reduction to MA rates impacting us that is greater compared to the industry average rate may have a material adverse effect on our business, results of operations, financial condition and cash flows. The final impact of the MA rates can vary from any estimate we may have and may be further impacted by the relative growth of our MA patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the MA rates on our business and that our MA revenues may continue to be volatile in the future, each of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes that could adversely affect our business include:

•
administrative or legislative changes to base rates or the bases of payment;
•
limits on the services or types of providers for which Medicare will provide reimbursement;
•
changes in methodology for patient assessment and/or determination of payment levels;
•
the reduction or elimination of annual rate increases; or
•
a change in co-payments or deductibles payable by beneficiaries.

Recent legislative, judicial and executive efforts to enact further healthcare reform legislation have caused the future state of the exchanges, other reforms under the ACA, and many core aspects of the current U.S. health care system to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, judicial, or executive changes, particularly any changes to the MA program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

There is also uncertainty regarding both MA payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income. For example, although the Congressional Budget Office (“CBO”) predicted in 2010 that MA participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in MA (and other contracts covering Medicare Parts A and B) could reach 31 million people by 2027. Although MA enrollment increased by approximately 5.6 million people, or by 50%, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in MA payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2018, CMS announced an average increase of 0.45%; for 2019, 3.4%, for 2020, 2.53%, for 2021, 0.93% and an expected 2.82% for 2022. Uncertainty over MA enrollment and payment rates present a continuing risk to our business.

According to KFF, MA enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2021, two payors accounted for 45% of MA enrollment and four payors accounted for 76% of MA enrollment. Further consolidation among MA plans in certain regions, or the Medicare program’s failure to attract additional plans to participate in the MA program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Reductions in reimbursement rates or the scope of services being reimbursed could have a material adverse effect on our financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating expenses. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

State and federal efforts to reduce Medicaid spending could adversely affect our financial condition and results of operations.

Medicaid is a joint federal-state program purchasing healthcare services for the low income and indigent as well as certain higher-income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.

For example, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures, such as financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider’s total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states’ Medicaid expenditures, and as a result could have an adverse effect on our business.

As part of the movement to repeal, replace or modify the ACA and as a means to reduce the federal budget deficit, there are renewed congressional efforts to move Medicaid from an open-ended program with coverage and benefits set by the federal government to one in which states receive a fixed amount of federal funds, either through block grants or per capita caps, and have more flexibility to determine benefits, eligibility or provider payments. If those changes are implemented, we cannot predict whether the amount of fixed federal funding to the states will be based on current payment amounts, or if it will be based on lower payment amounts, which would negatively impact those states that expanded their Medicaid programs in response to the ACA.

We expect these state and federal efforts to continue for the foreseeable future. The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans.

We primarily depend on reimbursements by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement process.

The reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when we provide services to our patients, we may from time to time experience delays in receiving the associated capitation payments or, for our patients on fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. As described below, we are subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay our reimbursement claims.

In addition, certain of our patients are covered under health plans that require the patient to cover a portion of their own healthcare expenses through the payment of copayments or deductibles. There also may be instances where physicians provide services to uninsured individuals. To the extent permitted by law, amounts not covered by third-party payors are the obligations of individual patients. Despite reasonable efforts, we may not be able to collect all, or any, of those amounts that are the patient’s financial responsibility. Any increase in cost shifting from third-party payors to individual patients, including as a result of high deductible plans for patients, increases our collection costs and reduces overall collections. We have a financial assistance policy in which we assess patients for financial hardship and other criteria that are used to make a good-faith determination of financial need. If a patient is deemed to meet these criteria, we will waive or reduce that patient’s obligation to pay copayments, coinsurance or deductible amounts owed for the services we provide to them. If we were to experience a substantial increase in the number of patients qualifying for such waivers or reductions or in the volume of patient receivables deemed uncollectible, our costs could increase significantly and we may not be able to offset such additional costs with sufficient revenue.

In response to the COVID-19 pandemic, CMS has made several changes in the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. These relaxed regulations have allowed us to continue operating our business and delivering care to our patients through telehealth modalities. It is unclear which, if any, of these changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic. If regulations change to restrict our ability to or prohibit us from delivering care through telehealth modalities, our financial condition and results of operations may be adversely affected.

Under most of our agreements with health plans, we assume some or all of the risk that the cost of providing services will exceed our compensation.

Approximately 95% and 99% of the Company's revenue for the twelve months ended December 31, 2021 and 2020, respectively is derived from fixed fees paid by health plans under capitation agreements with us. While there are variations specific to each agreement, we generally contract with health plans to receive a fixed fee per month for professional services and assume the financial responsibility for the healthcare expenses of our patients. This type of contract is referred to as a “capitation” contract. To the extent that patients require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, we will not be able to increase the fee received under these risk agreements during their then-current terms and we could suffer losses with respect to such agreements.

Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not paid claims, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the Medicare expenses of our patients may be outside of our control in the event that patients take certain actions that increase such expenses, such as unnecessary hospital visits.

Historically, our medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

•
the health status of patients and higher levels of hospitalization;
•
higher than expected utilization of new or existing healthcare services or technologies;
•
an increase in the cost of healthcare services and supplies, whether as a result of inflation or otherwise;
•
changes to mandated benefits or other changes in healthcare laws, regulations and practices;
•
increased costs attributable to specialist physicians, hospitals and ancillary providers;
•
changes in the demographics of our patients and medical trends;

•
contractual or claims disputes with providers, hospitals or other service providers within and outside a health plan’s network;
•
the occurrence of catastrophes, major epidemics, or pandemics; and
•
the reduction of health plan premiums.

The estimates of market opportunity and forecasts of market and revenue growth included in this Annual Report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. healthcare market is subject to significant variables, including a changing regulatory environment and population demographic, which can be difficult to measure, estimate or quantify. Our business depends on member acquisition and retention, which further drives revenue from our contracts with health network partners. Estimates and forecasts of these factors in any given market is difficult and affected by multiple variables such as population growth, concentration of enterprise clients and population density, among other things. Further, we cannot assure you that we will be able to sufficiently penetrate certain market segments included in our estimates and forecasts, including due to limited deployable capital, ineffective marketing efforts or the inability to develop sufficient presence in a given market to gain members or contract with employers and health network partners in that market. Once we acquire a member, apart from fixed annual membership fees and payments from health care partners, we primarily derive revenue from patient in-office visits, which may be difficult to forecast over time, particularly as our billable service mix continues to expand, including due to the COVID-19 pandemic. Finally, our contractual arrangements with health network partners typically have highly tailored capitation and other fee structures which vary across health network partners and are dependent on the number of members that receive healthcare services in a health network partner’s network. As a result, we may not be able to accurately forecast revenue from our health network partners. For these reasons, the estimates and forecasts in this Annual Report relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

There are significant risks associated with estimating the amount of revenue that we recognize under our risk agreements with health plans, and if our estimates of revenue are materially inaccurate, it could impact the timing and the amount of our revenue recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.

There are significant risks associated with estimating the amount of revenues that we recognize under our risk agreements with health plans in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for our patients, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor recoupments typically continue to occur for up to three years and longer after services are provided. If our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.

We rely extensively on information technology systems, networks and services, including internet sites, data hosting and processing facilities and tools, physical security systems and other hardware, software and technical applications and platforms, some of which are managed, hosted provided and/or used for third-parties or their vendors, to assist in conducting our business. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our, or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. We have invested in industry appropriate protections and monitoring practices of our data and IT to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. While we maintain cyber insurance, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. There can be no assurance that our continuing efforts will prevent breakdowns or breaches to our or our third-party providers’ databases or systems that could adversely affect our business.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our patients, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect, store, use and disclose sensitive data, including protected health information (“PHI”), and other types of personal data or personally identifiable information (“PII”) relating to our employees, patients and others. We also process and store, and use third-party service providers to process and store, sensitive information, including intellectual property, confidential information and other proprietary business information. We manage and maintain such sensitive data and information utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems.

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of such sensitive data or information, causing PHI or other PII to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, processing and transmission of employee, user and patient information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other PII and other sensitive information we and our service providers collect, store, transmit and otherwise process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as by requiring contractors and other third-party service providers who handle this PHI, other PII and other sensitive information for us to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, other PII, or other sensitive information we or contractors or third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, processing and transmission of such sensitive data and information. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, cyber-attacks are becoming more sophisticated and frequent. As a result, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures.

A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, patient information, including PHI or other PII, or other sensitive information we or our contractors or third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If we are unable to prevent or mitigate such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our systems, and we could suffer a loss of patients, and we may as a result suffer loss of reputation, adverse impacts on patient and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.

Any such breach or interruption of our systems or those of any of our third-party service providers could compromise our networks or data security processes and sensitive information could be made inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations (collectively known as “HIPAA”), and regulatory penalties. Unauthorized access, loss, or dissemination could also disrupt our operations, including our ability to perform our services, access patient health information, collect, process and prepare company financial information, provide information about our current and future services and engage in other patient and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

Our existing or future indebtedness could adversely affect our business and growth prospects.

As of December 31, 2021, we have $121.9 million of senior secured debt under the Credit Agreement, dated as of June 8, 2021, by and among CareMax, Royal Bank of Canada, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Bank, RBC Capital Markets, LLC and Truist Securities, Inc., as Syndication Agents, Joint Lead Arrangers and Joint Book Runners, and certain other banks and financial institutions serving as lenders, as amended by the First Amendment to Credit Agreement, dated December 30, 2021 (as amended, the “Credit Agreement”). Our indebtedness under the Credit Agreement, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our indebtedness and the cash flow needed to satisfy our debt have important consequences, including:

•
limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
•
making us more vulnerable to rising interest rates; and
•
making us more vulnerable in the event of a downturn in our business.

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations.

The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.

The terms of the Credit Agreement and certain of our other agreements restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The Credit Agreement and long-term leases we enter into in connection with certain of our medical centers contain restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. For example, the Credit Agreement contains restrictions on our ability to:

•
incur or guarantee additional indebtedness, other than certain permitted debt;
•
incur liens, other than certain permitted liens;
•
pay dividends and distributions on, or redeem, repurchase or retire our capital stock;
•
make investments, acquisitions, loans, or advances;
•
engage in mergers, consolidations, liquidations or dissolutions;
•
sell, transfer or otherwise dispose of assets, including capital stock of subsidiaries;
•
engage in certain transactions with affiliates;
•
make changes in accounting treatment or reporting practices;
•
prepay, redeem or repurchase certain indebtedness; and
•
amend our organizational documents.

Under certain circumstances, the restrictive covenants in the Credit Agreement require us to satisfy certain financial maintenance tests. Our ability to satisfy those tests can be affected by events beyond our control. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our facilities or lines of credit to avoid being in default. Certain of our long-term leases contain similar covenants to the Credit Agreement and are subject to provisions that provide for a cross default in the event any of our covenants under the Credit Agreement are breached. If we breach our covenants under the Credit Agreement or any other agreement that contains similar covenants, we may be required to seek one or more waivers, we may not be able to obtain such waivers.

As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

A breach of the covenants or restrictions under the Credit Agreement could result in an event of default thereunder. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

•
limited in how we conduct our business;
•
unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•
unable to compete effectively or to take advantage of new business opportunities.

These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

Any future credit facilities or debt instruments we may issue will likely contain similar, or potentially more expansive, events of default as compared to those set forth in the terms of the Credit Agreement, including those breaches or defaults with respect to any of our other outstanding debt instruments.

We may be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the normal course of business. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. We may also face allegations or litigation related to our acquisitions or business practices. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth.

The results of regulatory proceedings, litigation, claims and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition and results of operations.

If federal or state government officials audit or investigate our operations or arrangements with third parties, the challenge could potentially disrupt our business operations and we may incur substantial defense costs, even if we successfully defend our interpretation of applicable laws, rules and regulations. In addition, if the government successfully challenges our interpretation as to the applicability of laws, rules and regulations as they relate to our operations and arrangements with third parties, that may have a material adverse effect on our business, financial condition and results of operations. In the event regulatory action were to limit or prohibit us from carrying on our business as we presently conduct it or from expanding our operations to certain jurisdictions, we may need to make structural, operational and organizational modifications to our business and/or our contractual arrangements with third party payers. Our operating costs could increase significantly as a result.

We believe that audits, inquiries and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, which could result in substantial defense costs to us and a diversion of management’s time and attention. Such pending or future audits, inquiries or investigations, or the public disclosure of such matters, may have a material adverse effect on our business, financial condition and results of operations.

We also may be subject to lawsuits under the federal False Claims Act (the “FCA”) and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by government authorities as well as private party relators, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse.

Furthermore, our business exposes us to potential medical malpractice, professional negligence, or other related actions or claims that are inherent in the provision of healthcare services. These claims, with or without merit, could cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain patients, any of which could have a material adverse effect on our business, financial condition and results of operations.

Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business. Additionally, these matters are often expensive and disruptive to normal business operations and the costs of litigating these matters could be significant. Litigation and regulatory proceedings may be protracted and the results are difficult to predict. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our services or require us to stop serving certain patients or geographies, all of which could negatively impact our geographical expansion and revenue growth.

Although we maintain third-party professional liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any professional liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Professional liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any professional liability claim brought against us, with or without merit, could result in an increase of our professional liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. If our costs of insurance and claims increase, then our earnings could decline.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants and advisors are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

•
refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;
•
state or federal agencies imposing fines, penalties and other sanctions on us;
•
temporary suspension of payment for new patients to the facility or agency;
•
decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;
•
self-disclosure of violations to applicable regulatory authorities;
•
damage to our reputation;

•
the revocation of a facility’s or agency’s license; and
•
loss of certain rights under, or termination of, our contracts with payors.

We have in the past and will likely in the future be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.

Reductions in the quality ratings of the health plans we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As a result of the ACA, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of our revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to our patients, reductions in the quality ratings of a health plan that we serve could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Given each health plan’s control of its plans and the many other providers that serve such plans, we believe that we will have limited ability to influence the overall quality rating of any such plan. The Balanced Budget Act that passed in February 2018 implemented certain changes to prevent artificial inflation of star ratings for MA plans offered by the same organization. In addition, CMS has terminated plans that have had a rating of less than three stars for three consecutive years, whereas MA plans with five stars are permitted to conduct enrollment throughout almost the entire year. Because low quality ratings can potentially lead to the termination of a plan in which we participate, we may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are not able to maintain and enhance our reputation and brand recognition, including through the maintenance and protection of trademarks, our business and results of operations may be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with both patients and payors and to our ability to attract new patients. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality medical care for our patients, or any adverse publicity or litigation involving or surrounding us, one of our centers or our management, could make it substantially more difficult for us to attract new patients. Similarly, because our existing patients often act as references for us with prospective new patients, any existing patient that questions the quality of our care could impair our ability to secure additional new patients. In addition, negative publicity resulting from any adverse government payor audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with patients, which would harm our business, results of operations and financial condition.

The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with patients, payors and other partners. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to commercialize our technologies in certain relevant jurisdictions. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our brand recognition, reputation and results of operations may be adversely affected.

Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.

Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our patients, support our care teams and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our patients and care teams and hinder our ability to provide services, establish appropriate pricing for services, retain and attract patients, manage our patient risk profiles, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate patient needs and expectations, enhance the patient experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater patient engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.

If we are unable to obtain, maintain and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, particularly with respect to the CareOptimize platform, others may be able to develop and commercialize technology substantially similar to ours, and our ability to successfully commercialize our technology may be adversely affected.

Our business depends on internally developed technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret, and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights in our internally developed technology and content. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive and time-consuming. Effective trademark, trade-secret and copyright protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. These measures, however, may not be sufficient to offer us meaningful protection. Additionally, CareMax does not currently hold a patent or other registered or applied for intellectual property protection for the CareOptimize platform, and instead relies upon non-registered rights, including trade secrets, contractual provisions and restrictions on access, to protect our intellectual property rights in CareOptimize. Furthermore, because CareMax does not currently have a patent portfolio, if a competitor sues CareMax for patent infringement, our ability to counterclaim or settle through patent cross-licenses may be diminished. If we are unable to protect our intellectual property and other rights, particularly with respect to the CareOptimize platform, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm.

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our intellectual property rights may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could result in harm to our ability to compete and reduce demand for our technology. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.

Uncertainty may result from changes to intellectual property legislation and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and results of operations.

Our commercial success depends on our ability to develop and commercialize our services and use our internally developed technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us we may be required to engage in or to continue claims, regardless of whether such claims have merit, which can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our services. We may also have to redesign our services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.

We may not be able to protect our trade secrets, know-how and other internally developed information, including in relation to our CareOptimize platform, adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information. We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business to protect our trade secrets, know-how and other intellectual property and internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information.

Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.

We depend upon licenses from third parties for some of the technology and data used in our CareOptimize platform. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our services. In addition, we obtain a portion of the data that we use from government entities, public records and from our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our services. We cannot, however, assure you that our licenses for information will allow us to use that information for all potential or contemplated applications.

In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data, or if judicial interpretations are issued restricting use of the data that we currently use to support our services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide appropriate services to our patients would be materially adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.

We also integrate into our internally developed applications and use third-party software to support our technology infrastructure. Some of this software is proprietary and some is open source software. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own internally developed applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own internally developed technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.

We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our leadership team in the areas of operations, provision of medical services, information technology and security, marketing, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of the members of our senior management team, or other key employees, could harm our business. In particular, the loss of the services of CareMax’s co-founder and Chief Executive Officer, Carlos A. de Solo, could significantly delay or prevent the achievement of our strategic objectives. Changes in our executive management team may also cause disruptions in, and harm to, our business.

Our primary care medical centers are concentrated in South and Central Florida, and we may not be able to successfully establish a presence in new geographic markets.

Our revenue is derived from our primary care medical centers in Florida, particularly in South and Central Florida. As a result, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus. Furthermore, due to the concentration of our operations in these regions, our business may be adversely affected by economic conditions that disproportionately affect this region as compared to other regions. To continue to expand our operations to other regions of the United States, we will have to devote resources to identifying and exploring such perceived opportunities. Thereafter, we will have to, among other things, recruit and retain qualified personnel, develop new primary care medical centers and establish new relationships with physicians and other healthcare providers. In addition, we would be required to comply with laws and regulations of states that may differ from the ones in which we currently operate, and could face competitors with greater knowledge of such local markets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to successfully expand our operations in any new geographic markets.

Our overall business results may suffer from an economic downturn.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our centers. Other risks we face during periods of high unemployment include potential declines in the population covered under capitation agreements, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables.

We lease all of our facilities and may experience risks relating to lease termination, lease expense escalators, lease extensions and special charges.

We currently lease or license all of our centers. Our leases are typically on terms ranging from 10 to 20 years. Each of our lease or license agreements provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of certain of our lease agreements could result in a cross-default under our debt agreements or other lease agreements. If a lease agreement is terminated, there can be no assurance that we will be able to enter into a new lease agreement on similar or better terms or at all.

Our lease obligations often include annual fixed rent escalators ranging between 2% and 3% or variable rent escalators based on a consumer price index. These escalators could impact our ability to satisfy certain obligations and financial covenants. If the results of our operations do not increase at or above the escalator rates, it would place an additional burden on our results of operations, liquidity and financial position.

As we continue to expand and have leases or licenses with different start dates, it is likely that some number of our leases and licenses will expire each year. Our lease or license agreements often provide for renewal or extension options. There can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension. In addition, if we are unable to renew or extend any of our leases or licenses, we may lose all of the facilities subject to that master lease agreement. If we are not able to renew or extend our leases or licenses at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operation could be adversely affected.

Leasing facilities pursuant to binding lease or license agreements may limit our ability to exit markets. For instance, if one facility under a lease or license becomes unprofitable, we may be required to continue operating such facility or, if allowed by the landlord to close such facility, we may remain obligated for the lease payments on such facility. We could incur special charges relating to the closing of such facility, including lease termination costs, impairment charges and other special charges that would reduce our profits and could have a material adverse effect on our business, financial condition or results of operations.

Our failure to pay the rent or otherwise comply with the provisions of any of our lease agreements could result in an “event of default” under such lease agreement and also could result in a cross default under other lease agreements and agreements for our indebtedness. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such lease agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.

If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have significant suppliers that may be the sole or primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our corporate cultures have contributed to our success, and if we cannot maintain a positive corporate culture as we grow, we could lose innovation, creativity and teamwork and our business may be harmed.

We believe that corporate culture has been a critical contributor to our success, particularly regarding our ability to attract highly skilled personnel. If we do not continue to develop corporate culture or maintain and preserve core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Our anticipated headcount growth and our transition from two private companies to a single public company, along with additional acquisitions subsequent to the Business Combination, may result in a change in corporate culture, which could harm our business.

Our records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause us to overstate or understate our revenue and subject us to various penalties.

The claims and encounter records that we submit to health plans may impact data that support the Medicare Risk Adjustment Factor (“RAF”) scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, we are entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes that we prepare and submit to the health plans. Each health plan generally relies on us and our affiliated physicians to appropriately document and support such RAF data in our medical records. Each health plan also relies on us and our affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might also need to refund a portion of the revenue that we received, which refund, depending on its magnitude, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Additionally, CMS performs Risk Adjustment Data Validation (“RADV”) audits of the diagnosis codes reported by MA plans to confirm they are supported by medical documentation and to determine if risk-adjustment calculations, are accurate. The MA plans ask providers to submit the underlying documentation for members that they serve. CMS then compares the diagnoses reflected in the risk scores with underlying medical records to identify whether there are any codes that are not supported by the medical record. If this comparison of sample enrollees yields a difference, referred to as an error rate, CMS plans to calculate a contract-level error rate (i.e., the entire error in payment if the errors found in the RADV audit were reflected in all similar cases for that contract).

It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a MA plan may seek repayment from us should CMS make any payment adjustments to the MA plan as a result of its audits. The plans also may hold us liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by us or our affiliated physicians. In addition, we could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On June 19, 2020, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim range increases to a range from $11,665 to $23,331 per claim, so long as the underlying conduct occurred after November 2, 2015.

CMS has indicated that payment adjustments will not be limited to RAF scores for the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011. Because CMS has not stated otherwise, there is a risk that payment adjustments made as a result of one plan year’s audit would be extrapolated to prior plan years after 2011.

There can be no assurance that a health plan will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in our revenue and profitability, even if the information we submitted to the plan is accurate and supportable.

A failure to accurately estimate incurred but not paid medical expense could adversely affect our results of operations.

Patient care costs include estimates of future medical claims that have been incurred by the patient but for which the provider has not yet billed. These claim estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon our historical claims experience and other factors, including an independent assessment by a nationally recognized actuarial firm. Adjustments, if necessary, are made to medical claims expense and capitated revenues when the assumptions used to determine our claims liability change and when actual claim costs are ultimately determined.

Due to the inherent uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in our financial statements for a particular period under different conditions or using different, but still reasonable, assumptions. It is possible that our estimates of this type of claim may be inadequate in the future.

In such event, our results of operations could be adversely impacted. Further, the inability to estimate these claims accurately may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results of operations.

Negative publicity regarding the managed healthcare industry generally could adversely affect our results of operations or business.

Negative publicity regarding the managed healthcare industry generally, or the MA program in particular, may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations or business by:

•
requiring us to change our products and services;
•
increasing the regulatory, including compliance, burdens under which we operate, which, in turn, may negatively impact the manner in which we provide services and increase our costs of providing services;
•
adversely affecting our ability to market our products or services through the imposition of further regulatory restrictions regarding the manner in which plans and providers market to MA enrollees; or
•
adversely affecting our ability to attract and retain patients.

Our primary care medical centers may be negatively impacted by weather and other factors beyond our control.

Our results of operations may be adversely impacted by adverse conditions affecting our centers, including severe weather events such as hurricanes and flooding, public health concerns such as contagious disease outbreaks, violence or threats of violence or other factors beyond our control that cause disruption of patient scheduling, displacement of our patients, employees and care teams, or force certain of our centers to close temporarily. Given our concentration in South and Central Florida, most of our medical centers may be simultaneously affected by adverse weather conditions or other events. Our future operating results may be adversely affected by these and other factors that disrupt the operation of our centers.

Since the Business Combination, we have generated net losses, and we may not be able to achieve or maintain sustained profitability as a combined company.

As a combined entity, we incurred net losses of approximately $6.7 million for the twelve months ended December 31, 2021. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest in our de novo expansion strategy, organically increasing our member base, expanding our operations, hiring additional employees, integrating acquired businesses, pursuing additional strategic acquisitions and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses in the immediate future. In such a case, we may be required to seek additional financing, which may not be on terms on terms satisfactory to us, and our business and growth prospects may suffer.

To raise capital, we may sell equity securities, convertible securities or other securities in one or more transactions at prices and in a manner we determine from time to time. Our ability to sell such securities will depend on may factors, some of which are not within our control, such as market conditions, and if we sell equity securities, convertible securities or other securities, our current stockholders may be materially diluted by subsequent sales. Additionally, the Credit Agreement contains significant restrictions on our ability to issue new debt, which could further restrict our ability to raise capital. See “The terms of certain of our agreements, including the Credit Agreement, restrict our current and future operations, particularly our ability to respond to changes or to take certain actions” above for further discussion of the restrictions contained in the Credit Agreement. Further, we may not be able to refinance the Credit Agreement in the event we seek to incur additional debt, and our ability to refinance the Credit Agreement will depend, among other things, on the capital and credit markets and our financial condition at such time. We cannot guarantee that any such efforts to raise capital will be successful, and in the event we are unable to raise additional capital necessary to execute our business strategy, our business operations and financial condition could be materially adversely affected.

Our cash flows from operating activities were negative for the year ended December 31, 2021. We may not generate positive cash flow from operating activities in any given period, and our limited operating history as a combined company with IMC and other acquisitions made subsequent to the Business Combination may make it difficult to evaluate our current business and our future prospects. In addition, we have and expect to continue expend a significant amount of cash on acquisitions and investing in de novo medical centers, which we do not expect to generate immediate net profits. There is no guarantee that any of these investments will be successful or generate a net profit. Even if these investments result in additional revenue, we may not be able to effectively manage such growth or successfully execute on our business plan and vision which could materially and adversely impact our ability to achieve profitability. If we are not able to achieve sustainable profitability as a combined company and generate sufficient cash flow to support our business operations and debt obligations, then our ability to execute our business strategy and maintain our business operations could be materially adversely affected.

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we have made, and we intend to continue to make, acquisitions as opportunities arise to add new medical practices or other complementary businesses. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing any particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable medical practices as candidates for acquisition, or we may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions of medical practices and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the medical practices into our business, our could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

•
the ability to profitably manage acquired medical practices or successfully integrate the acquired medical practices into our business;
•
increased expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;
•
entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;
•
diversion of management’s attention and the over-extension of our existing operating business and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;
•
the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and
•
the ability to retain or hire qualified personnel required for expanded operations including medical practitioners and support staff.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of our Class A common stock, $0.0001 par value per share (“Class A Common Stock”), to fund any acquisition would cause economic dilution to existing stockholders. If we are unable to successfully integrate medical practices which we have or will acquire, or target medical practices view our Class A Common Stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

Risks Related to Regulation

If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.

Our operations are subject to extensive federal, state and local government laws and regulations, such as:

•
Medicare and Medicaid reimbursement rules and regulations;
•
the federal physician self-referral law (42 U.S.C. § 1395nn, et seq., and its implementing regulations, 42 C.F.R. Subpart J) (the “Stark Law”) and analogous state self-referral prohibition statutes, which, subject to limited exceptions, prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with an entity, and prohibit the entity from billing Medicare for such “designated health services” and state self-referral laws and laws that prohibit fee splitting and patient brokering that may implicate Medicaid, private insurance, or other payors;
•
the FCA and associated regulations, that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;

•
the Civil Monetary Penalty statute and associated regulations, which authorizes the government agency to impose civil money penalties, an assessment, and program exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs including the Beneficiary Inducements Civil Monetary Penalty, which prohibits the transfer of remuneration (including the offering of free items or services and waivers of deductibles and copayments) to any Medicare or Medicaid Beneficiary that the person knows or should know is likely to induce the beneficiary’s selection of a particular provider;
•
federal and state laws regarding the collection, use and disclosure of patient health information (e.g., HIPAA) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials and many other applicable state and federal laws and requirements;
•
state and federal statutes and regulations that govern workplace health and safety;
•
federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs and, in some cases, to re-enroll in these programs when changes in direct or indirect ownership occur; and
•
federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants.

In addition to the above laws, Medicare and Medicaid regulations, manual provisions, local coverage determinations, national coverage determinations and agency guidance also impose complex and extensive requirements upon healthcare providers. Moreover, the various laws and regulations that apply to our operations are often subject to varying interpretations and additional laws and regulations potentially affecting providers continue to be promulgated that may impact us. A violation or departure from any of the legal requirements implicated by our business may result in, among other things, government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments. These legal requirements are civil, criminal and administrative in nature depending on the law or requirement.

We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with physicians and providers to comply with state and federal anti-kickback statutes, the Stark Law and other applicable healthcare laws. We dedicate compliance resources and maintain a formal compliance plan to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that we will be able to adhere to all of the laws and regulations that apply to our business, and any failure to do so could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, or otherwise challenge these arrangements, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse impact on our business, results of operations, financial condition, cash flows and reputation as a result. Similarly, we may face penalties under the FCA, the federal Civil Monetary Penalty statute or otherwise related to failure to report and return overpayments within 60 days of when the overpayment is identified and quantified. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made investments in resources to decrease the time it takes to identify, quantify and process overpayments, and may be required to make additional investments in the future.

Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the ACA make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. On June 19, 2020, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim range increases to a range from $11,665 to $23,331 per claim, so long as the underlying conduct occurred after November 2, 2015. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.

In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

If any of our operations are found to violate these or other government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

•
exclusion from, suspension or termination of our participation in government payment programs;
•
refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;
•
loss of our required government certifications or exclusion from government payment programs;
•
loss of our licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;
•
criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law, Stark Law and FCA, or other failures to meet regulatory requirements;
•
enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their PII or PHI has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA and the Privacy Act of 1974;
•
mandated changes to our practices or procedures that significantly increase operating expenses;
•
imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;
•
termination of various relationships and/or contracts related to our business, including joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and
•
harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain patients and physicians, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation.

Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will continue to require management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government.

We, our affiliated physicians and the facilities in which we operate are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, privacy of patient information, physician relationships, personnel and operating policies and procedures. Failure to comply with these licensing, certification and accreditation laws, regulations and standards could result in our services being found non-reimbursable or prior payments being subject to recoupment, requirements to make significant changes to our operations and can give rise to civil or, in extreme cases, criminal penalties. We routinely take the steps we believe are necessary to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting U.S. healthcare reform, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. The Biden Administration and Congress may consider legislation to reform the U.S. healthcare system. Some states also have pending health reform legislative initiatives. At this time, we are unable to determine the ultimate content or timing of any health reform legislation. We will not be able to determine the effect that any such legislation may have on our operations and business condition until such legislation is enacted, but such legislation may adversely affect our operations and business condition. It is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot assure our stockholders as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business or could change the operating environment of our primary care medical centers. It is possible that the changes to the Medicare, Medicaid or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.

While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

We are subject to complex rules and regulations that govern our licensing and certification, as well as credentialing processes with private payors before we can receive reimbursement for services. Our failure to comply with these rules and regulations or delays in the credentialing process could adversely affect our business.

We are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations.

Relevant laws and regulations may also require approvals to maintain or renew our operating authorities or require formal application and approval to continue providing services under certain government contracts. Failure to comply with these licensing, certification and accreditation laws, regulations and standards could result in our services being found non-reimbursable or prior payments being subject to recoupment, and can give rise to civil or, in extreme cases, criminal penalties.

Each time a new physician or other provider joins us, we must enroll such provider under our applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services such provider renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict. These practices result in delayed reimbursement that may adversely affect our cash flows.

With respect to Medicare, providers can retrospectively bill Medicare for services provided 30 days prior to the effective date of the enrollment. In addition, the enrollment rules provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and other applicable healthcare professionals in a timely manner, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. With respect to Medicaid, whether a state will allow providers to retrospectively bill Medicaid for services provided prior to submitting an enrollment application varies by state. Failure to timely enroll providers could reduce our revenues and have a material adverse effect on our business, financial condition, or results of operations.

The ACA, as currently structured, added additional enrollment requirements for Medicare and Medicaid, which have been further enhanced through implementing regulations and increased enforcement scrutiny. Every enrolled provider must revalidate its enrollment at regular intervals and must update the Medicare contractors and many state Medicaid programs with significant changes on a timely basis. If we fail to provide sufficient documentation as required to maintain our enrollment, Medicare and Medicaid could deny continued future enrollment or revoke our enrollment and billing privileges.

The requirements for enrollment, licensure, certification and accreditation may include notification or approval in the event of a transfer or change of ownership or certain other changes. Other agencies or payors with which we have contracts may have similar requirements, and some of these processes may be complex. Failure to provide required notifications or obtain necessary approvals may result in the delay or inability to complete an acquisition or transfer, loss of licensure, lapses in reimbursement, or other penalties. While we make reasonable efforts to substantially comply with these requirements, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition, or results of operations.

Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to HIPAA and other federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our patient base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services.

HIPAA requires covered entities, such as ourselves, and their business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident or enforcement action can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of the Department of Health and Human Services (“HHS”) conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting more than 500 patients in the same state or jurisdiction must also be reported to the media outlets serving the state or jurisdiction. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII, including the Illinois Biometric Information Privacy Act. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. In the event that new data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. Some states may afford private rights of action to individuals who believe their PII has been misused. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to collect, use and disclose data and exposes us to additional expense, adverse publicity and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

We also publish statements to our patients and partners that describe how we handle and protect PHI. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.

Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.

Some states have laws that prohibit business entities, such as us from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting, with physicians (such activities generally referred to as the “corporate practice of medicine”). In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Florida law generally does not prohibit the corporate practice of medicine.

Penalties for violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license.

Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change. Regulatory authorities and other parties may assert that, despite the management agreements and other arrangements through which we may operate in states that prohibit the corporate practice of medicine, we are engaged in the prohibited corporate practice of medicine or that our arrangements constitute unlawful fee-splitting. If this were to occur, we could be subject to civil and/or criminal penalties, our agreements could be found legally invalid and unenforceable (in whole or in part) or we could be required to restructure our contractual arrangements.

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

•
refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;
•
state or federal agencies imposing fines, penalties and other sanctions on us;
•
temporary suspension of payment for new patients to the facility or agency;
•
decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;
•
self-disclosure of violations to applicable regulatory authorities;
•
damage to our reputation;
•
the revocation of a facility’s or agency’s license; and
•
loss of certain rights under, or termination of, our contracts with payors.

We have in the past and will likely in the future be required to refund amounts we have been paid and/or pay fines and penalties as a result of these inspections, reviews, audits and investigations. If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.

Risks Related to Ownership of Our Securities and Being a Public Company

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

We could become subject to certain unknown liabilities of CMG, IMC and other acquisitions subsequent to the Business Combination, and we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in it reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, reporting charges of this nature could contribute to negative market perceptions about our securities. Our securityholders are unlikely to have a remedy for such charges unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials, relating to the Business Combination contained an actionable material misstatement or material omission. In addition, charges of this nature may cause us to violate covenants to which we may be subject as a result of or by virtue of our outstanding credit facility, which could have a material adverse effect on our business, financial condition, or results of operations.

If the benefits of the Business Combination and subsequent investments do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

The integration of CMG and IMC, SMA, DNF, Advantis and other acquisitions subsequent to the Business Combination as a combined company remains subject to numerous uncertainties, some of which are unknown or may be outside of our control. We may not achieve the benefits of the Business Combination as quickly as expected or at all. If the benefits of the Business Combination and subsequent investments do not meet the expectations of investors or securities analysts, the market price of our securities may decline. In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment.

We will incur significantly increased costs as a result of operating as a public company, and its management will be required to devote substantial time to compliance efforts.

We will incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase its expenses, including legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for it to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on the Board or as officers. Although the JOBS Act may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which could negatively impact our results of operations and financial condition.

Our management team has limited experience managing a public company, and our current resources may not be sufficient to fulfill the public company obligations.

We are subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Most of the members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage their new roles and responsibilities, and our internal infrastructure may not be adequate to support its increased reporting obligations. We may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. These new obligations will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, especially if our internal infrastructure is inadequate or if we are unable to engage outside consultants to support our increased public company obligations, which could adversely affect our business, financial condition, and operating results.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act that will be applicable to us after the Business Combination and the transactions related thereto are consummated.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we will be required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those previously required of as privately held companies. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements applicable to us. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of our securities. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the post-combination company are documented, designed or operating effectively.

We identified a material weakness in our internal control over financial reporting related to an improper classification of the of the 6,400,000 contingently issuable shares of Class A Common Stock issuable pursuant to the Business Combination Agreement (“Earnout Shares”). As previously disclosed in our Quarterly Reports on Form 10-Q/A for each of the three-month and year-to-date periods ended June 30, 2021 and September 30, 2021, respectively, filed on the date hereof, the Earnout Shares were originally classified as equity from and after the Closing Date, and the Company subsequently determined in connection with the preparation of this Annual report that the Earnout shares should have been liability classified and measured at fair value, with changes in fair value each period reported in earnings prior to July 9, 2021. This control deficiency related to the interpretation and accounting of the obligation to issue the Earnout Shares resulted in us having to restate our unaudited condensed consolidated financial statements for the three-month and year-to-date periods ended June 30, 2021 and September 30, 2021, and accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives applicable to public companies, including compliance with Section 404 and the evaluation of the effectiveness of our internal controls over financial reporting within the prescribed timeframe, as well as the remediation of the material weaknesses that we have identified. We may discover additional deficiencies in existing systems and controls that it may not be able to remediate in an efficient or timely manner. In the event that we are not able to remediate our existing material weaknesses, or if we identify additional deficiencies, we may be required to further restate our financial statements and our results of operations and financial condition could be negatively affected.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The prices of our securities vary due to general economic conditions and forecasts, its general business condition and the release of its financial reports, and an active trading market for our securities is not guaranteed to continue to exist. If our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of its securities may be more limited than if they were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market for such securities can be sustained.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our securities to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our securities in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities. Certain of the shares of Class A Common Stock issued in connection with the Business Combination are subject to lock-up agreements, whereby such stockholders have agreed not to transfer, assign or sell any of their shares of Class A Common Stock (except to certain permitted transferees) until the earlier of (i) six, nine or twelve months, as applicable, after the June 8, 2021 (the “Closing Date”) (December 8, 2021, March 8, 2022 and June 8, 2022), (ii) only with respect to certain shares of Class A Common Stock, the date following the Closing Date on which the VWAP of the Class A Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 calendar days after the Closing, and (iii) the date following the Closing on which we complete a Change in Control Transaction (as defined in the Business Combination Agreement).

Certain of the shares subject to lock-up agreements have, or will in the future, be released from such restrictions on sale, and we may see, or the market may perceive, that a substantial number of shares of Class A Common Stock issued in connection with the Business Combination may occur, and that further sales of Class A Common Stock may occur as restrictions on lock-up holders continue to phase out. These factors could adversely affect the market price of our securities and make it more difficult for us to raise additional funds through future offerings of shares of Class A Common Stock or other securities even if our business results are positive.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•
labor availability and costs for hourly and management personnel;
•
changes in interest rates;
•
impairment of long-lived assets;
•
macroeconomic conditions, both nationally and locally;
•
negative publicity relating to our services;
•
changes in consumer preferences and competitive conditions;
•
expansion to new markets; and
•
fluctuations in commodity prices.

Any fluctuation in our operating results, especially if below the expectations of securities analysts may result in a decline in our stock price, whether or not due to seasonality or other factors, some of which are beyond our control, could adversely affect the market price of our securities. Any reduction in the market price of our securities could make it more difficult for us to raise additional funds through future offerings of shares of Class A Common Stock or other securities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, then the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume could be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about its competitors, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the prices or trading volume of our securities to decline.

Our Warrants are exercisable for our Class A Common Stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We issued public warrants to purchase 2,875,000 shares of Class A Common Stock as part of our Initial Public Offering (the "IPO") and concurrently with our IPO, we issued 2,916,667 warrants in a private placement, each of which entitles the holder to purchase one share of Class A Common Stock at $11.50 per share. Additionally, 3,200,000 of the 6,400,000 Earnout Shares have been issued, and an additional 3,200,000 Earnouts Shares will become issuable if, within the second year after the Closing Date, the trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period. Any Earnout Shares issued will be free from any restrictions on sale from and after March 8, 2022. There can be no assurance that all of, or any of the warrants will be exercised, or that the remainder of the Earnout Shares will be issued, but shares of Class A Common Stock, which may be issued upon exercise of our warrants and the release of the Earnout Shares, will result in dilution to the then existing holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares in the public market could adversely affect the market price of our Class A Common Stock.

Future issuances of debt securities and equity securities may adversely affect us, including the market price of our securities and may be dilutive to existing stockholders.

We have authorized up to 1,000,000 shares of preferred stock. In the future, we may incur debt or issue equity ranking senior to the Class A Common Stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Class A Common Stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of Class A Common Stock and be dilutive to existing stockholders.

Additionally, we have 7 million shares of Class A Common Stock authorized for issuance pursuant to the CareMax, Inc. 2021 Long-Term Incentive Award Plan (the “2021 Plan”). In the event we make awards under the 2021 Plan, such awards may reduce the market price of Class A Common Stock and be dilutive to existing stockholders.

Anti-takeover provisions contained in the Amended and Restated Charter, as well as provisions of Delaware law, could impair a takeover attempt.

Our third amended and restated certificate of incorporation (the “Amended and Restated Charter”) contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. For instance, the Amended and Restated Charter authorizes 1,000,000 shares of preferred stock and provides that shares of preferred stock may be issued from time to time in one or more series and the Board will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board will be able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. The ability of the Board to issue shares of preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of or the removal of existing management.

We are also subject to anti-takeover provisions under Delaware law, including; Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) regulating corporate takeovers. This statute prevents certain Delaware corporations, under certain circumstances, from engaging in a “business combination” with:

•
a stockholder who owns 15% or more of our outstanding voting stock (otherwise known as an “Interested Stockholder”);
•
an affiliate of an Interested Stockholder; or
•
an associate of an Interested Stockholder, for three years following the date that the stockholder became an Interested Stockholder.

A “business combination” includes a merger or sale of more than 10% of our assets. However, the above provisions of Section 203 do not apply if:

•
the Board approves the transaction that made the stockholder an Interested Stockholder prior to the date of the transaction;
•
after the completion of the transaction that resulted in the stockholder becoming an Interested Stockholder, that stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, other than statutorily excluded shares of common stock; or
•
on or subsequent to the date of the transaction, the initial business combination is approved by the Board and authorized at a meeting of our stockholders, and not by written consent, by an affirmative vote of at least two-thirds of the outstanding voting stock not owned by the Interested Stockholder.

Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Amended and Restated Charter includes a forum selection clause, which could discourage claims or limit stockholders’ ability to make a claim against us, our directors, officers, other employees or stockholders.

Our Amended and Restated Charter includes a forum selection clause that provides, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring any: (i) derivative action or proceeding brought on behalf of us; (ii) action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL, our Amended and Restated Charter or Amended and Restated Bylaws; or (iv) action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine, and if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, except for, as to each of (i) through (iv) above, any claim (A) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following the determination), (B) that is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act of 1933, as amended (the “Securities Act”) as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction.

Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

This forum selection clause may also discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition.

Notwithstanding the foregoing, the forum selection clause will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal district courts of the United States of America have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years after our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any election to opt out is irrevocable. We have elected not to opt out of the extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

The accounting treatment of our warrants could have a material impact on, and could significantly increase the volatility of, our reported operating results, even though there is no related liquidity, cash flow or revenue impact to us.

Because our outstanding warrants are classified as a liability, we are required to “mark to market” the warrant liability as of the end of each reporting period and record changes in the fair value associated with the warrant liability in our financial statements. As such, when our stock price increases, the fair value of the warrant liability would increase, and we would be required to recognize an expense associated with this change in fair value. Similarly, when our stock price decreases, the fair value of the warrant liability would decrease, and we would be required to recognize a gain associated with this change in fair value. This accounting treatment could have a material impact on, and could significantly increase the volatility of, our reported operating results, even though there is no related liquidity, cash flow or revenue impact to us.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
changes in the valuation of our deferred tax assets and liabilities;
•
expected timing and amount of the release of any tax valuation allowances;
•
tax effects of stock-based compensation;
•
costs related to intercompany restructurings;
•
changes in tax laws, regulations or interpretations thereof; and
•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could adversely affect our financial condition and results of operations.

The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on any investment in our securities which may trade at prices significantly below the price you paid for them. In these circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•
changes in the market’s expectations about its operating results;
•
the public’s reaction to its press releases, its other public announcements and its filings with the SEC;
•
speculation in the press or investment community;
•
success of competitors;
•
our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•
operating and stock price performance of other companies that investors deem comparable to us;
•
our ability to market new and enhanced products and services on a timely basis;
•
changes in laws and regulations affecting our business;
•
commencement of, or involvement in, litigation;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our Class A Common Stock available for public sale;
•
any major change in our board of directors or management;
•
sales of substantial amounts of common stock by its directors, officers or significant stockholders or the perception that such sales could occur; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to us could depress its stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and its ability to obtain additional financing in the future. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our Board and subject to any covenants that may apply in respect of outstanding debt, including, but not limited to, the restrictive covenants in connection with the Credit Agreement. Accordingly, investors must rely on sales of our securities after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

General Risk Factors

Disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively.

Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters is located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.

We may use open source software in connection with our services. Companies that incorporate open source software into their technologies have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our internally developed source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our internally developed source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop services that are similar to or better than ours.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could adversely affect our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could adversely affect our business and results of operations.

Item 1B Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Miami, Florida where we occupy facilities totaling approximately 21,100 square feet under a lease that expires in April 2028.

We currently lease or license all of our centers, and as of December 31, 2021, we leased approximately 420,000 gross square feet relating to 45 medical centers located in Florida and 15 additional sites for planned medical centers in Florida, New York, Tennessee and Louisiana. Our leases are typically on terms ranging from 10 to 20 years. Each of our lease or license agreements provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations or the breach of any financial covenants or restrictions related to our business, or other covenants in the lease. Termination of certain of our lease agreements could result in a cross-default under our debt agreements or other lease agreements. If a lease agreement is terminated, there can be no assurance that we will be able to enter into a new lease agreement on similar or better terms or at all.

Our lease obligations often include annual fixed rent escalators ranging between 2% and 3% or variable rent escalators based on a consumer price index. These escalators could impact our ability to satisfy certain obligations and financial covenants. If the results of our operations do not increase at or above the escalator rates, it would place an additional burden on our results of operations, liquidity and financial position.

We intend to procure additional space as we add team members and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

The Company is involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, litigation has the potential to have an adverse impact on our because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is listed on the Nasdaq Global Select Market under the symbol “CMAX”.

Holders

As of March 7, 2022, there were approximately 51 record holders of our Class A Common Stock. In addition to holders of record of our Class A Common Stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock is held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on the Class A Common Stock to date and do not intend to pay any cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements, liabilities and related reserves, and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors from time to time and subject to applicable Delaware law. It is our present intention to retain all earnings, if any, for use in business operations and, accordingly. Further, our ability to declare dividends is currently limited by restrictive covenants in connection with the Credit Agreement.

Unregistered Sales of Equity Securities

Advantis Transaction

On December 22, 2021, we acquired certain of the assets of Advantis pursuant to an Asset Purchase Agreement dated December 10, 2021. As consideration for the acquisition of the purchased assets of Advantis, our subsidiary CareMax Medical Centers of Central Florida, LLC paid an aggregate cash purchase price of $9.865 million, and we issued 145,883 shares of Class A Common Stock, valued at $985,000 based on the volume weighted average price of the Class A Common Stock for the five trading days immediately preceding December 22, 2021.

Business Intelligence & Analytics LLC Transaction

On December 22, 2021, we acquired certain of the assets of Business Intelligence & Analytics LLC (“BIX”) pursuant to an Asset Purchase Agreement dated December 21, 2021. As consideration for the acquisition of the purchased assets of BIX, our subsidiary Care Optimize, LLC paid an aggregate cash purchase price of $4.0 million and we issued 148,104 shares of Class A Common Stock, valued at $1.0 million based on the volume weighted average price of the Class A Common Stock for the five trading days immediately preceding December 22, 2021.

Other than the foregoing, during the fourth quarter of 2021, we did not make any previously unreported sales of unregistered securities. Each of the foregoing issuances were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this section to “CareMax,” “we,” “us,” “our,” and the “Company” refers to CareMax, Inc. together with its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K (the “Annual Report”).

Forward-Looking Statements

This Annual Report contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. The words “anticipate,” “believe,” “plan,” “expect,” “may,” “could,” “should,” “project,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement in not forward-looking. Actual results could differ materially from those discussed in these forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those identified below, in Item 1A of this Annual Report under the caption “Risk Factors.” Some of the risks and uncertainties we face include:

•
the impact of the COVID-19 pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operation;
•
our ability to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain our key employees;
•
our ability to integrate the businesses of CMG, IMC , SMA, DNF, Advantis and other acquisitions;
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
•
the impact of restrictions on our current and future operations contained in certain of our agreements;
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
•
the impact of our existing or future indebtedness and any associated debt covenants on our business and growth prospects;

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
•
our ability to protect data, including personal health data, and maintain our information technology systems from cybersecurity breaches and data leakage;
•
our ability to adhere to all of the complex government laws and regulations that apply to our business;
•
our reliance on strategic relationships with third-parties to implement our growth strategy;
•
the impact on our business if we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting U.S. healthcare reform;
•
that estimates of market opportunity and forecasts of market and revenue growth included in this Annual Report may prove to be inaccurate, if at all;
•
our operating results and stock price may be volatile;
•
risks associated with estimating the amount of revenues that we recognize under our risk agreements with health plans;
•
our ability to navigate rules and regulations that govern our licensing and certification, as well as credentialing processes with private payors, before we can receive reimbursement for their services, and
•
our ability to develop and maintain proper and effective internal control over financial reporting

Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Any forward-looking statement speaks only as of the date on which statement is made, and we undertake no obligation to update any of these statements or circumstances occurring after the date of this Annual Report. New factors may emerge, and it is not possible to predict all factors that may affect our business and prospects.

Our Business

CareMax currently operates 45 medical centers in Florida, has recently opened two centers in Memphis, Tennessee and one in New York for a total of 48 centers and plans to open a total of 15 additional medical centers in 2022. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

CareMax’s comprehensive, high touch approach to health care delivery is powered by its CareOptimize technology platform. CareOptimize is a proprietary end-to-end technology platform that aggregates data and analyzes that data using proprietary algorithms and machine learning to support more informed care delivery decisions and to focus care decisions on preventative chronic disease management and the social determinants of health. CareMax believes that CareOptimize is designed to drive better outcomes and lower costs. The CareOptimize technology platform also provides CareMax with a national reach beyond Florida. As of December 31, 2021, the CareOptimize platform was used by approximately 20,000 providers in more than 30 states. CareMax has shifted from selling the CareOptimize platform to new outside customers for a software subscription fee and is instead focused on providing the software to affiliated practices of its managed services organization ("MSO") to further improve financial, clinical and quality outcomes from the affiliated providers. As of December of 2021, this MSO services more than 100 independent physician associations ("IPAs").

CarMax’s medical centers offer 24/7 access to care through employed providers and provide a comprehensive suite of high-touch health care and social services to its patients, including primary care, specialty care, telemedicine, health & wellness, optometry, dental, pharmacy and transportation. CareMax’s differentiated healthcare delivery model is focused on care coordination with vertically integrated ambulatory care and community-centric services. The goal of CareMax is to intercede as early as possible to manage chronic conditions for its patient members in a proactive, holistic, and tailored manner to provide a positive influence on patient outcomes and a reduction in overall healthcare costs. CareMax specifically focuses on providing access to high quality care in underserved communities, with approximately 60% of its Medicare Advantage patients being dual-eligible (meaning eligible for both Medicare and Medicaid) and low-income subsidy eligible as of December 31, 2021.

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (79% of revenue for the twelve months ended December 31, 2021, came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of CareMax’s Medicare patients are enrolled in MA plans which are run by private insurance companies, and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs.

Comparability of Financial Results

On June 8, 2021, we consummated the transactions contemplated by that certain Business Combination Agreement, dated December 18, 2020 (the “Business Combination Agreement”), by and among Deerfield Healthcare Technology Acquisitions Corp., a Delaware corporation now known as CareMax, Inc. (“DFHT”). CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC, IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”), and Deerfield Partners, L.P pursuant to which, on June 8, 2021 (the “Closing Date”), DFHT acquired 100% of the equity interests in CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT. Immediately upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions (the “Business Combination”), the name of the combined company was changed to CareMax, Inc. CMG was determined to be the accounting acquirer in the Business Combination. Accordingly, the acquisition of CMG by the Company was accounted for as a reverse recapitalization. Under this method of accounting, CMG was treated as the acquiree for financial reporting purposes. The net assets of CMG were stated at their historical cost, with no goodwill or other separately identifiable intangible assets recorded. The balance sheet, results of operations and cash flows prior to the Business Combination are those of CMG. Further, CMG was determined to be the accounting acquirer of IMC and the acquisition of IMC (the “IMC Acquisition”) was accounted for in accordance with FASB ASC Topic 805, Business Combinations (“ASC 805”) as a business combination. Accordingly, the IMC assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of the Closing Date. The IMC Acquisition drove, among other things, increases of $6.2 million in Property and Equipment, $34.1 million in amortizable intangible assets and $302.2 million in goodwill as of December 31, 2021, as compared to our balance sheet as of December 31, 2020. The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

In connection with the Business Combination, we (i) issued and sold in a private placement an aggregate of 41,000,000 shares of our Class A common stock, $0.0001 par value per share (“Class A Common Stock”), (ii) issued 10,796,069 shares of Class A Common Stock to the CMG Sellers, and 10,412,023 shares of Class A Common Stock to IMC Parent (See Note 1 to the Consolidated Financial Statements) and (iii) entered into a Credit Agreement (as amended, the “Credit Agreement), by and among the Company, Royal Bank of Canada, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Bank; RBC Capital Markets, LLC and Truist Securities, Inc., as Syndication Agents, Joint Lead Arrangers and Joint Book Runners; and certain other banks and financial institutions serving as lenders. The Credit Agreement provides for credit facilities (collectively, the "Credit Facilities"), including (i) an initial term loans in the aggregate principal amount of $125.0 million, which was fully drawn on the Closing Date to finance the Business Combination, (ii) a revolving credit facility in an aggregate principal amount of $40.0 million (the “Revolving Credit Facility”) and (iii) a delayed term loan facility in an aggregate principal amount of $20.0 million (the “Delayed Draw Term Loan”) (See Note 7 to the Consolidated Financial Statements - Credit Agreement). This Delayed Draw Term Loan was not drawn upon and matured on December 8, 2021. Interest and other costs associated with the Credit Facilities are expected to materially increase our interest expense for the foreseeable future.

In connection with the closing of the Business Combination, the Company repaid all outstanding borrowings under CMG's then existing Loan Agreement, (the “Loan Agreement”), which was terminated on the Closing Date (See Note 7 to the Consolidated Financial Statements - CMG Loan Agreement).

As a result of the Business Combination, we have had to hire personnel and incur costs that are necessary and customary for our operations as a public company, which has contributed and is expected to continue contributing to higher corporate, general and administrative costs in the near term.

On June 18, 2021, we completed the acquisition of the assets of SMA (the "SMA Acquisition") (See Note 3 to the Consolidated Financial Statements - Acquisition of SMA Entities). The SMA Acquisition was accounted for as a business combination. Accordingly, the SMA assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of June 18, 2021. The SMA Acquisition drove, among other things, increases of $178,000 in property and equipment, $9.4 million in amortizable intangible assets and $45.7 million in goodwill as of December 31, 2021, compared to our balance sheet as of December 31, 2020. The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

On September 1, 2021, we completed the acquisition of the assets of DNF (the “DNF Acquisition”) (See Note 3 to the Consolidated Financial Statements - Acquisition of DNF). The DNF Acquisition was accounted for as a business combination. Accordingly, the DNF assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of September 1, 2021. The DNF Acquisition drove, among other things, increases of $3.5 million in property and equipment, $15.3 million in amortizable intangible assets and $91.5 million in goodwill as of December 31, 2021, compared to our balance sheet as of December 31, 2020. The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

On December 22, 2021, we completed the acquisition of the assets of Advantis (the "Advantis Acquisition") (See Note 3 to the Consolidated Financial Statements - Acquisition of Advantis). The Advantis Acquisition was accounted for as a business combination. Accordingly, the Advantis assets acquired, including separately identifiable intangible assets were recorded at their fair value as of December 22, 2021. The Advantis acquisition drove, among other things, increases of $18,000 in Property and Equipment, $1.1 million in amortizable intangible assets, and $9.6 million in goodwill as of December 31, 2021, compared to our balance sheet as of December 31, 2020. The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

On December 22, 2021, we completed the acquisition of the assets of Business Intelligence & Analytics LLC ("BIX") (the "BIX Acquisition") (See Note 3 to the Consolidated Financial Statements - Acquisition of BIX). The BIX Acquisition was accounted for as a business combination. Accordingly, the BIX assets acquired, including separately identifiable intangible assets were recorded at their fair value as of December 22, 2021. The BIX acquisition drove, among other things, increases $289,000 in amortizable intangible assets, and $4.8 million in goodwill as of December 31, 2021, compared to our balance sheet as of December 31, 2020. The amortization of the acquired intangibles is expected to materially increase our noncash amortization expense for the foreseeable future.

The following discussion (except for pro-forma financial information) includes our results of operations for the twelve months ended December 31, 2021, our results of operations include the full period for CMG, results of operations of IMC from June 8, 2021 through December 31, 2021, results of operations from SMA from June 18, 2021 through December 31, 2021, results of operations of DNF from September 1, 2021 through December 31, 2021, and results of operations of Advantis and BIX from December 22, 2021 through December 31, 2021. Accordingly, our consolidated results of operations for prior periods are not comparable to our consolidated results of operations for prior periods and may not be comparable with our consolidated results of operations for future periods.

Key Factors Affecting Our Performance

Our Patients

As discussed above, the Company partners with MA, Medicaid, and commercial insurance plans. While CareMax currently services mostly MA patients, we also accept Medicare Fee-for-Service patients. The chart below shows a breakdown of our current membership on a pro forma basis. This pro forma view assumes the Business Combination with IMC occurred on January 1, 2020 and is based upon estimates which we believe are reasonable:

Patient Count as of*	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021
Medicare	15,500	15,500	16,500	16,500	16,500	21,500	26,500	33,500
Medicaid	12,500	22,500	22,500	21,000	23,000	23,500	24,500	28,000
Commercial	15,500	13,500	15,000	14,500	15,000	17,500	17,500	21,500
Total Count	43,000	51,500	54,000	52,000	54,500	62,500	68,500	83,500

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

MCREM Count as of*	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021
Medicare	15,500	15,500	16,500	16,500	16,500	21,500	26,500	33,500
Medicaid	4,200	7,400	7,500	7,000	7,600	7,900	8,100	9,400
Commercial	5,100	4,600	5,000	4,900	5,100	5,900	5,800	7,200
Total MCREM	24,800	27,500	29,000	28,400	29,200	35,300	40,400	50,100

*Figures may not sum due to rounding

Medicare Advantage Patients

As of December 31, 2021, CareMax had approximately 33,500 MA patients of which 86% were in value-based, or risk-based, agreements. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for all of the patient’s medical costs For these patients, CareMax is attributed an agreed percentage of the premium the MA plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by the Company). A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the MA plan. If medical costs paid by the MA plan exceed premiums, CareMax is responsible to reimburse the MA plan.

Medicaid Patients

As of December 31, 2021, CareMax had approximately 28,000 Medicaid patients of which approximately 93% were in value-based contracts. Using the MCREM metric, the level of support required to manage these Medicaid patients equates to that of approximately 9,400 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program.

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

Commercial Patients

As of December 31, 2021, CareMax managed approximately 21,500 commercial patients of which 29% were under a value-based arrangement that provided upside only financial incentives for quality and utilization performance. Using the MCREM metric, the level of support required to manage these commercial patients equates to that of approximately 7,200 Medicare patients.

CareMax cares for a number of commercial patients (approximately 15% of the Company’s total patients) for whom it is reimbursed on a fee-for-service basis via their health plan in situations where it does not have a capitation relationship with that particular health plan.

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

Contracts with Payors

Our economic model relies on its capitated partnerships with payors which manage and market MA plans across the United States. CareMax has established strategic value-based relationships with twelve different payors for Medicare Advantage patients, four different payors for Medicaid patients and one payor for ACA patients. On a pro forma basis giving effect to the Business Combination with IMC as of January 1, 2020, our three largest payor relationships were Anthem, Centene, and United, which generated 43%, 17%, 15% of our revenue in the twelve months ended December 31, 2021, respectively, and 51%, 16%, and 17% of our revenue in the twelve months ended December 31, 2020, respectively. These existing contracts and relationships with our partners’ and their understanding of the value of the CareMax model reduces the risk of entering into new markets as CareMax typically seeks to have payor contracts in place before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new markets, is critical to our long-term success. We believe CareMax’s model is well-aligned with its payor partners — to drive better health outcomes for their patients, enhancing patient satisfaction, while driving incremental patient and revenue growth. This alignment of interests helps ensures our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 64% of our total operating expenses for the twelve months ended December 31, 2021. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at ERs or hospitals; we do not restrict their access to care. Therefore, we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us for medical claims per episode in excess of certain levels.

Center-Level Contribution Margin

We endeavor to expand our number of centers and number of patients at each center over time. Due to the significant fixed costs associated with operating and managing our centers, we generate significantly better center-level contribution margins as the patient base within our centers increases and our costs decrease as a percentage of revenue. As a result, the value of a center to our business increases over time when the number of patients at a center expands.

Seasonality to our Business

Due to the large number of dual-eligible patients (meaning eligible for both Medicare and Medicaid) we serve, the annual enrollment period does not materially affect our growth during the year. We typically see large increases in ACA patients during the first quarter as a result of the ACA annual enrollment period (October to December). However, this is not a large portion of our business.

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

Investments in Growth

We expect to continue to focus on long-term growth through investments in our centers, platform, care model and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs as a public company, including expenses related to compliance with the rules and regulations of the SEC, Sarbanes Oxley Act compliance, the stock exchange listing standards, additional corporate and director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. As we have communicated, we plan to invest in openings of new de novo centers both within and outside of Florida over the next several years. Historically, de novo centers require upfront capital and operating expenditures, which may not be fully offset by additional revenues in the near-term, and we similarly expect a period of unprofitability in our future de novo centers before they break even. While our net income may decrease in the future because of these activities, we plan to balance these investments in future growth with a continued focus on managing our results of operations and generating positive income from our core centers and scaled acquisitions. In the longer term we anticipate that these investments will positively impact our business and results of operations.

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

Use of Non-GAAP Financial Information

Certain financial information and data contained this Annual Report is unaudited and does not conform to Regulation S-X. Accordingly, such information and data may not be included in, may be adjusted in, or may be presented differently in, any periodic filing, information or proxy statement, or prospectus or registration statement to be filed by the Company with the SEC. Some of the financial information and data contained in this Annual Report, such as Adjusted EBITDA and margin thereof, Platform Contribution and margin thereof and Pro Forma Medical Expense Ratio have not been prepared in accordance with GAAP. These non-GAAP measures of financial results are not GAAP measures of our financial results or liquidity and should not be considered as an alternative to net income (loss) as a measure of financial results, cash flows from operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. The Company believes these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to the Company’s financial condition and results of operations. Management uses these non-GAAP measures for trend analyses and for budgeting and planning purposes.

The Company believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating projected operating results and trends in and in comparing the Company’s financial measures with other similar companies, many of which present similar non-GAAP financial measures to investors. Management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. You should review the Company’s audited financial statements, which included in this Annual Report.

EBITDA and Adjusted EBITDA

Management defines “EBITDA” as net income or net loss before interest expense, income tax expense or benefit, depreciation and amortization, change in fair value of warrant liabilities, and gain or loss on extinguishment of debt. “Adjusted EBITDA” is defined as EBITDA adjusted for special items such as duplicative costs, non-recurring legal, consulting, and professional fees, stock based compensation, de novo costs for the first 18 months after opening, discontinued operations, acquisition costs and other costs that are considered one-time in nature as determined by management. Additionally, Adjusted EBITDA presented on a pro forma basis gives effect to the acquisitions of IMC and Care Holdings Group, LLC, which owned Care Optimize, as if they had occurred in historical periods, which does not necessarily reflect what the Company’s Adjusted EBITDA would have been had the acquisitions occurred on the dates indicated. Adjusted EBITDA is intended to be used as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Management believes that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measure with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentations of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Due to these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on its GAAP results and using Adjusted EBITDA on a supplemental basis. Please review the reconciliation of net (loss) income to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate the Company’s business:

Twelve months ended December 31, 2021 and 2020 Reconciliation to Adjusted EBITDA

	For the Twelve Months Ended December 31,
$ in thousands	2021	2020	Y/Y Change
Net (loss) income	$(6,675)	$7,572	$(14,246)
GAAP Pro Forma Adjustments	(8,916)	(1,629)	(7,287)
Pro Forma Net (loss)/income	(15,590)	5,943	(21,533)
Interest expense	6,263	6,630	(368)
Depreciation and amortization	17,583	13,544	4,039
Income tax provision	159	-	159
Gain on remeasurement of warrant liabilities	(20,757)	-	(20,757)
Gain on remeasurement of contingent earnout liabilities	(5,794)	-	(5,794)
Loss on disposal of fixed assets, net	50	-	50
Loss on extinguishment of debt	534	451	83
Other expenses	(823)	(912)	89
EBITDA	(18,376)	25,657	(44,033)
Other Adjustments
Non-recurring expenses	19,955	5,829	14,126
Acquisition costs	9,169	3,016	6,153
Stock based compensation	1,341	-	1,341
De novo losses	1,232	578	654
Discontinued operations	(1)	(48)	47
Adjusted EBITDA	$13,321	$35,033	$(21,712)
*Pro Forma figures give effect to the Business Combinations of IMC and Care Holdings as if they had occurred in historical periods. Figures may not sum due to rounding.

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The chart below is a pro forma view of our operations. This pro forma view assumes the Business Combination occurred on January 1, 2020, and are based upon estimates which we believe are reasonable.

Non-GAAP Operating Metrics

Patient & Platform Contribution	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021
Centers	21	21	22	24	24	34	40	45
Markets	1	1	1	1	1	2	3	4
Patients (MCREM)	24,800	27,500	29,000	28,400	29,200	35,300	40,400	50,100
At-risk	84.8%	86.7%	85.6%	87.7%	87.0%	84.1%	87.2%	79.3%
Platform Contribution ($, Millions)	$14.1	$18.1	$15.5	$17.9	$14.7	$8.2	$11.0	$16.0

Note: In prior filings, management had defined "markets" as states instead of Metropolitan Statistical Areas (“MSA's”). 2021 figures have been re-cast to reflect this change from states to MSA's.

Centers

We define our centers as those primary care medical centers open for business and attending to patients at the end of a particular period.

Patients (MCREM)

MCREM patients includes both at-risk MA patients (those patients for whom we are financially responsible for their total healthcare costs) as well as risk and non-risk, non-MA patients. We define our total at-risk patients as at-risk patients who have selected us as their provider of primary care medical services as of the end of a particular period. We define our total fee-for-service patients as fee-for-service patients who come to one of our centers for medical care at least once per year. A fee-for-service and at-risk patient remains active in our system until we are informed by the health plan the patient is no longer active. As discussed above, CareMax calculates the amount of support typically received by one Medicare patient as equivalent to the level of support received by three Medicaid or Commercial patients.

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

We estimate our performance for the twelve months ended December 31, 2021 was impacted by approximately $23.1 million of direct non-recurring COVID-19 costs, consisting of a decrease in revenues due to our inability to adequately document the acuity of our patients and an increase in costs related to COVID-19 claims.

While we utilized telehealth to document the health conditions of our patients and increased our efforts to return our patients to our centers for in-person visits during the latter half of 2020 and the beginning of 2021, based on the difference between the risk adjusted PPPM revenue expected by our historical models and the actual risk adjusted PPPM rates in 2021, we believe our revenue was negatively impacted by approximately $11.5 million in 2021 due to our inability to adequately document the acuity of our patients in 2020. In the event we were unable to adequately document the acuity of our patients for 2021 and in subsequent years, our revenues and financial performance could be significantly affected.

Additionally, for the twelve months ended December 31, 2021 we experienced increased costs that we were able to document as claims directly related to COVID-19 totaling $11.6 million.

Management cannot accurately predict the future impacts of COVID-19 due to the uncertainty surrounding future spikes in COVID-19 cases or new variants that may emerge in the future.

Components of Results of Operations

Revenue

Medicare Risk-Based Revenue and Medicaid Risk-Based Revenue. Our capitated revenue consists primarily of fees for medical services provided by us or managed by our MSO under a global capitation arrangement made directly with various MA payors. Capitation is a fixed amount of money per patient per month paid in advance for the delivery of health care services, whereby we are generally liable for medical costs in excess of the fixed payment and are able to retain any surplus created if medical costs are less than the fixed payment. A portion of our capitated revenues are typically prepaid monthly to us based on the number of MA patients selecting us as their primary care provider. Our capitated rates are determined as a percentage of the premium the MA plan receives from CMS for our at-risk members. Those premiums are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more in premium, and those with lower acuity patients receive less in premium. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via this risk adjustment model, our capitation payments will change in unison with how our payor partners’ premiums change with CMS. Risk adjustment in future periods may be impacted by COVID-19 and our inability to accurately document the health needs of our patients in a compliant manner, which may have an adverse impact on our revenue.

For Medicaid, premiums are determined by Florida’s AHCA and based rates are adjusted annually using historical utilization data projected forward by a third-party actuarial firm. The rates are established based on specific cohorts by age and sex and geographical location. AHCA uses a “zero sum” risk adjustment model that establishes acuity for certain cohorts of patients quarterly, depending on the scoring of that acuity, and may periodically shift premiums from health plans with lower acuity members to health plans with higher acuity members.

Other Revenue. Other revenue includes professional capitation payments. These revenues are a fixed amount of money per patient per month paid in advance for the delivery of primary care services only, whereby CareMax is not liable for medical costs in excess of the fixed payment. Capitated revenues are typically prepaid monthly to CareMax based on the number of patients selecting us as their primary care provider. Our capitated rates are fixed, contractual rates. Incentive payments for Healthcare Effectiveness Data and Information Set (“HEDIS”) and any services paid on a fee-for-service basis by a health plan are also included in other revenue. Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our affiliated medical groups. Revenue for primary care service for patients in a partial risk or up-side only contracts, pharmacy revenue and revenue generated from CareOptimize are reported in other revenue.

See “-Critical Accounting Policies and Estimates-Revenue” for more information. We expect capitated revenue will increase as a percentage of total revenues over time because of the greater revenue economics associated with at-risk patients compared to fee-for-service patients.

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

Cost of Care. Cost of care includes the costs of additional medical services we provide to patients that are not paid by the plan. These services include patient transportation, medical supplies, auto insurance and other specialty costs, like dental or vision. In some instances, we have negotiated better rates than the health plans for these health plan covered services. In addition, cost of care includes rent and facilities costs required to maintain and operate our centers.

Expenses from our physician groups that contract with our MSO are consolidated with other clinical and MSO expenses to determine profitability for our at-risk and fee-for-service arrangements. Physician group economics are not evaluated on a stand-alone basis, as certain non-clinical expenses need to be consolidated to consider profitability.

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

Corporate General and Administrative Expenses. Corporate general and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and business development departments. In addition, corporate general and administrative expenses include corporate technology, third party professional services and corporate occupancy costs. We expect these expenses to increase over time due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with continuing to grow its business. We also expect our corporate, general and administrative expenses to increase in absolute dollars in the foreseeable future. However, we anticipate corporate, general and administrative expenses to decrease as a percentage of revenue over the long term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

Depreciation and Amortization. Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.

Other Income (Expense)

Interest Expense. Interest expense consists primarily of interest payments on our outstanding borrowings (see Note 7 -to the Consolidated Financial Statements - Long Term Debt).

Results of Operations

Twelve Months Ended December 31, 2021 compared to Twelve Months Ended December 31, 2020.

The following table sets forth our consolidated statements of operations data for the periods indicated:

	For the Twelve Months Ended December 31,
$ in thousands	2021	2020	$ Change	% Change
Revenue
Medicare risk-based revenue	$233,282	$103,051	$130,231	126.4%
Medicaid risk-based revenue	46,493	-	46,493
Other revenue	15,987	370	15,617	4220.9%
Total revenue	295,762	103,421	192,341	186.0%
Operating expense
External provider costs	206,747	66,050	140,697	213.0%
Cost of care	57,566	17,373	40,193	231.4%
Sales and marketing	4,955	1,067	3,888	364.4%
Corporate, general and administrative	40,579	7,748	32,831	423.7%
Depreciation and amortization	13,216	1,501	11,715	780.5%
Acquisition related costs	1,522	-	1,522
Total costs and expenses	324,585	93,739	230,846	246.3%
Operating (loss) income	$(28,822)	$9,682	$(38,504)	(397.7)%

Interest expense, net	(4,492)	(1,659)	(2,833)	170.8%
Gain on remeasurement of warrant liabilities	20,757	-	20,757
Gain on remeasurement of contingent earnout liabilities	5,794	-	5,794
Loss on disposal of fixed assets, net	(50)	-	(50)
Gain (loss) on extinguishment of debt, net	1,630	(451)	2,081	(461.3)%
Other (expense), net	(1,333)	-	(1,333)
Income/(loss) before income taxes	$(6,516)	$7,572	$(14,088)	(186.1)%
Income tax provision	159	-	159
Net (loss)/income	$(6,675)	$7,572	$(14,247)	(188.2)%

Net loss attributable to non-controlling interest	$-	$(29)	$-	0.0%
Net (loss) income attributable to controlling interest	$(6,675)	$7,601	$(14,276)	(187.8)%

*Figures may not sum due to rounding

Medicare Risk-Based Revenue. Medicare risk-based revenue was $233.3 million for the twelve months ended December 31, 2021, an increase of $130.2 million, or 126.4%, compared to $103.1 million for the twelve months ended December 31, 2020. This increase was primarily driven by a 174% increase in the total number of at-risk patients from the acquisitions of IMC, SMA, and DNF, partially offset by a 17% reduction in PPPM rates, driven by member mix and a decrease in risk adjustment payments due to our inability to adequately document the acuity of our patients in 2020 due to COVID-19.

Medicaid Risk-Based Revenue. Medicaid risk-based revenue was $46.5 million for the twelve months ended December 31, 2021. Medicaid risk-based revenue relates entirely to patients that were acquired in the Business Combination with IMC.

Other Revenue. Other revenue was $16.0 million for the twelve months ended December 31, 2021, an increase of $15.6 million, or 4,221%, compared to $0.4 million for the twelve months ended December 31, 2020. The increase is almost entirely related to revenue from patients that were acquired in the Business Combination with IMC.

External Provider Costs. External provider costs were $206.7 million for the twelve months ended December 31, 2021, an increase of $140.7 million, or 213.0%, compared to $66.1 million for the twelve months ended December 31, 2020. The increase was primarily due to a 377% increase in total at-risk MCREM patients that were acquired in the Business Combination with IMC and the additional costs attributable to claims with a COVID-19 diagnosis.

Cost of Care Expenses. Cost of care expenses were $57.6 million for the twelve months ended December 31, 2021, an increase of $40.2 million or 231.4%, compared to $17.4 million for the twelve months ended December 31, 2020. The increase was primarily due to additional membership growth from the IMC, SMA, and DNF acquisitions and the reopening of our wellness centers.

Sales and Marketing Expenses. Sales and marketing expenses were $5.0 million for the twelve months ended December 31, 2021, an increase of $3.9 million or 364.4%, compared to $1.1 million for the twelve months ended December 31, 2020. The increase was primarily due to the increase in sales staff resulting from acquisitions and the recommencing of sales and community activities in 2021.

Corporate, general and administrative. Corporate, general and administrative expense was $40.6 million for the twelve months ended December 31, 2021, an increase of $32.8 million, or 423.7%, compared to $7.7 million for the twelve months ended December 31, 2020. The increase was primarily from the acquired overhead related to IMC, SMA, DNF, and Advantis as well as costs associated with becoming a publicly traded company.

Depreciation and amortization. Depreciation and amortization expense was $13.2 million for the twelve months ended December 31, 2021, an increase of $11.7 million, or 780.5%, compared to $1.5 million for the twelve months ended December 31, 2020. This was due to amortization of intangible assets purchased in the IMC, SMA, and DNF acquisitions.

Interest expense, net. Net interest expense was $4.5 million for the twelve months ended December 31, 2021, an increase of $2.8 million, or 170.8%, compared to $1.7 million for the twelve months ended December 31, 2020. This was due to the increased borrowings under the Credit Facilities.

Acquisition related costs. Acquisition related costs were $1.5 million for the twelve months ended December 31, 2021. This cost was driven primarily by the acquisitions of IMC, DNF, SMA, Advantis, and BIX.

Change in fair value of derivative warrant liabilities. We recorded a gain of $20.8 million for the twelve months ended December 31, 2021 as a result of a reduction in the fair value of derivative warrant liabilities.

Change in fair value of contingent earnout liabilities. We recorded a gain of $5.8 million for the twelve months ended December 31, 2021, as a result of a reduction in the fair value of contingent earnout liabilities.

Gain on extinguishment of debt. We recorded a gain of $1.6 million, mostly related to the forgiveness of Paycheck Protection Program (“PPP”) loans.

Other income (expense), net. We recorded $1.3 million in other expenses, net for the twelve months ended December 31, 2021,,resulting primarily from the payment of franchise taxes, miscellaneous corporate expenses, and research and development costs associated with CareOptimize.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had cash on hand of $47.9 million. Our principal sources of liquidity have been our operating cash flows, borrowings under our Credit Facilities and proceeds from equity issuances. We have used these funds to meet our capital requirements, which consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, medical center and office lease expenses, insurance premiums, acquisitions and debt service. Our future capital expenditure requirements will depend on many factors, including the pace and scale of our expansion in new and existing markets, patient volume, and revenue growth rates. Many of our capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up. We also expect to incur costs related to acquisitions and de novo growth through the opening of new medical centers, which we expect to require significant capital expenditures, including lease and construction expenses. We may be required to seek additional equity or debt financing, in addition to cash on hand and borrowings under our Credit Facilities in connection with our business growth, including debt financing that may be available to us from certain health plans for each new medical center that we open under the terms of our agreements with those health plans. In the event that additional financing is required from outside sources, we may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, our business, results of operations, and financial condition would be materially and adversely affected. We believe that our expected operating cash flows, together with our existing cash, cash equivalents, amounts available under our Credit Facilities, and amounts available to us under our agreement with Anthem, each as described below will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months and remain in compliance with the covenants under the Credit Facilities and other agreements.

The Impact of COVID-19

As further detailed above in “Impact of COVID-19”, we estimate our performance during the twelve months ended December 31, 2021 has been impacted by approximately $23.1 million of direct non-recurring COVID-19 costs. While it is impossible to predict the scope or duration of COVID-19 or the future impact on our liquidity and capital resources, COVID-19 could materially affect our liquidity and operating cash flows in future periods.

Credit Facilities

On the Closing Date, we drew the full principal amount of $125.0 million of the Initial Term Loan to finance the Business Combination and related transaction costs. As of December 31, 2021, we had approximately $35.4 million available under the Credit Facilities, representing $40.0 million of total capacity under the Revolving Credit Facility, net of $4.6 million of stand-by Letters of Credit outstanding.

Interest is payable on the outstanding term loans under the Credit Facilities at a variable interest rate (See Note 7 to the Consolidated Financial Statements - Long Term Debt).

The Revolving Credit Facility allows up to $40.0 million to be drawn, less outstanding Letters of Credit, in order to finance working capital, make capital expenditures, finance permitted acquisitions and fund general corporate purposes. The Company’s previous $20.0 million Delayed Draw Loan expired undrawn on the six month anniversary of the Closing Date, or December 8, 2021.

Anthem Collaboration Agreement

In connection with our collaboration agreement with Anthem, which was announced in August of 2021, we plan to open approximately 50 centers across eight priority states as part of our de novo strategy to open new centers in additional markets. Anthem has agreed to provide debt financing of up to $1 million for each new center opened in partnership with Anthem. We intend to use such funds to partially offset the costs of opening new medical centers in connection with our de novo growth strategy.

Cash Flows

The following table summarizes our cash flows for the periods presented:

(in thousands)	Twelve Months Ended
	2021	2020
Net cash (used in)/provided by operating activities	$(23,856)	$5,316
Net cash used in investing activities	(316,579)	(6,942)
Net cash provided by financing activities	383,418	2,123

Operating Activities. Net cash used in operating activities for the twelve months ended December 31, 2021 was $23.9 million, compared to $5.3 million provided by operating activities for the twelve months ended December 31, 2020, an increase of $29.2 million. The primary driver of the change is due to the net loss from operations of $12.2 million reported for the twelve months ended December 31, 2021, compared to the net income from operations of $7.5 million reported for the twelve months ended December 31, 2020. The primary driver of this change is related to the performance in our value-based contracts due to the impacts of COVID-19 as described above.

Investing Activities. Net cash used in investing activities for the twelve months ended December 31, 2021 was $316.3 million compared, to $6.9 million for the twelve months ended December 31, 2020. The use of funds in the twelve months ended December 31, 2021 consisted of $309.4 million used in acquisitions, including the IMC Acquisition, SMA Acquisition, DNF Acquisition, Advantix Acquisition, and BIX Acquisition, as well as $4.0 million for equipment and other fixed asset purchases. The use of funds in the twelve months ended December 31, 2020 consisted primarily of $2.6 million for acquisitions of businesses and $2.1 million for equipment and other fixed asset purchases.

Financing Activities: Net cash provided by financing activities for the twelve months ended December 31, 2021 was $383.4 million compared to $2.1 million during the twelve months ended December 31, 2020. Net cash provided by financing activities for the twelve months ended December 31, 2021 was primarily related to the Business Combination, and consisted of $125.0 million of borrowings from the borrowings under the Credit Facilities, $415.0 million for the issuance and sale of Class A Common Stock, partially offset by cash used in the consummation of the reverse recapitalization of $108.4 million, repayment of borrowings, including all outstanding borrowings under the Loan Agreement, of $27.7 million, equity issuance costs of $12.5 million, payment of deferred financing costs of $7.4 million and payment of debt prepayment penalties of $487,000 related to the early repayment of borrowings under the Loan Agreement.

Net cash provided by financing activities for the twelve months ended December 31, 2020 consisted of $4.1 million of borrowings under a legacy revolving loan commitment, $2.2 million of borrowings from the PPP Loans, partially offset by member distributions and repayments of debt under the Loan Agreement.

Contractual Obligations and Commitments

Construction in progress at December 31, 2021 is made up of various leasehold improvements at the Company's medical centers. The Company has a contractual commitment to complete the construction of its Homestead medical center with remaining estimated capital expenditures of $500,000 and an estimated opening in 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021 or December 31, 2020 other than operating leases.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to Note 2 “to the Consolidated Financial Statements - Summary of Significant Accounting Policies” for more detailed information regarding our critical accounting policies.

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

We assess the profitability of our capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of December 31, 2021 or December 31, 2020.

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

The Business Combination acquisition of IMC and the acquisitions of SMA, DNF, Advantis and BIX were accounted for under ASC 805. Pursuant to ASC 805, we were (and in the case of IMC, CMG was) determined to be the accounting acquirer. Refer to Note 3 to the Consolidated Financial Statements - Acquisitions for more information. In accordance with the acquisition method, we recorded the fair value of assets acquired and liabilities assumed from IMC, SMA, DNF, Advantis, and BIX. The allocation of the consideration to the assets acquired and liabilities assumed is based on various estimates. As of December 31, 2021, we performed our preliminary purchase price allocations. We continue to evaluate the fair value of the acquired assets, liabilities and goodwill. As such, these estimates are subject to change within the respective measurement period, which will not extend beyond one year from the acquisition date. Any adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

Goodwill and Other Intangible Assets

Intangible assets consist primarily of risk-based contracts acquired through business acquisitions. Goodwill represents the excess of consideration transferred in excess of the fair value of net assets acquired through business acquisitions. Goodwill is not amortized but is tested for impairment at least annually.

We test goodwill for impairment annually or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business or other factors. The Company's policy is to conduct the annual impairment testing for goodwill and indefinite-lived intangibles at the reporting unit level.

ASC 350, Intangibles—Goodwill and Other (“ASC 350”) allows entities to first use a qualitative approach to test goodwill for impairment. ASC 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. In performing this "Step 0", management analyzed changes in macroeconomic conditions related to the spread of the Omicron variant of COVID-19 and significant changes in the capital markets in fourth quarter 2021. Management concluded that it was not more likely that not that the fair value of the reporting unit was greater than its carrying value. Based on this, management engaged a 3rd party valuation specialist to provide a valuation as of as of December 31, 2021 of the reporting unit as prescribed in ASC 350-20-35-3C. Based on these factors, the Company concluded that it was necessary to perform a quantitative assessment of the reporting unit's goodwill. The results of the quantitative assessment noted that the fair value of the goodwill and intangible assets of the Company were in excess of the carrying value. There was no goodwill impairment recorded during the twelve months ended December 31, 2021.

Risk contracts represent the estimated values of customer relationships of acquired businesses and have definite lives. We amortize the risk contracts on an accelerated basis over their estimated useful lives ranging from four to seven years. We amortize non-compete agreement intangible assets over five years on a straight-line basis.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 “Distinguishing Liabilities from Equity,” and ASC 815-15, “Derivatives and Hedging - Embedded Derivatives.”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

DFHT issued 5,791,667 common stock warrants in connection with our initial public offering (2,875,000) and a simultaneous private placement (2,916,667), which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued has been estimated using Monte-Carlo simulations at each measurement date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Please see our Financial Statements beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 11, 2022, the Audit Committee of the Company’s Board of Directors authorized the dismissal of WithumSmith+Brown, PC (“Withum”) as the Company’s independent registered public accounting firm, effective following the completion of Withum’s audit of and the issuance of its report on the consolidated financial statements of the Company for the fiscal year ended December 31, 2021 contained in this Annual Report. During the Company’s engagement of Withum and through the date of this Annual Report, there were no (i) disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Withum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Withum, would have caused Withum to make reference to the matter in their report or (ii) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, which is the end of the period covered by this Annual Report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the restatement of our interim financial statements as of and for the periods ended June 30, 2021 and September 30, 2021 and the related material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on June 8, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Material Weakness in Internal Control over Financial Reporting

We identified a material weakness in our internal control over financial reporting related to an improper classification of the Earnout Shares. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Quarterly Reports on Form 10-Q/A for each of the three-month and year-to-date periods ended June 30, 2021 and September 30, 2021, respectively, filed on the date hereof, the Earnout Shares were originally classified as equity from and after the Closing Date, and the Company subsequently determined in connection with the preparation of this Annual report that the Earnout shares should have been liability classified and measured at fair value, with changes in fair value each period reported in earnings prior to July 9, 2021. This control deficiency related to the interpretation and accounting of the obligation to issue the Earnout Shares resulted in us having to restate our unaudited condensed consolidated financial statements for the three-month and year-to-date periods ended June 30, 2021 and September 30, 2021, and accordingly, management has determined that this control deficiency constitutes a material weakness.

Notwithstanding the material weakness, management has concluded that our audited consolidated financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

In response to the aforementioned material weaknesses, management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting principles. Management has engaged an external advisor to assist management in evaluating and documenting the design and operating effectiveness of our internal controls over financial reporting. Additionally, management has developed and started to execute a remediation plan, which included the hiring of a Vice-President of Financial Reporting and Technical Accounting with technical public company accounting and financial reporting experience. We also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects. The material weaknesses will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. Management intends to take further action as necessary or appropriate to address any other matters we identify.

Changes in Internal Control over Financial Reporting

In addition to the changes described above, in the fourth quarter of 2021, we completed our implementation of a new comprehensive enterprise resource planning (“ERP”) system on a company-wide basis, which is one of the systems used for financial reporting. The implementation of the ERP system involved changes to our financial systems and other systems and accordingly, necessitated changes to our internal controls over financial reporting. These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended December 31, 2021 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2022 Annual Meeting of Stockholders (the “Definitive Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Definitive Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Financial Statements Schedules

(1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report.

(2) No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

Exhibit Index

Exhibit No.	Description
2.1†

Business Combination Agreement, dated as of December 18, 2020, by and among the Company, the entities listed in Annex I to the Business Combination Agreement, Deerfield Healthcare Technology Acquisitions Corp., IMC Holdings, LP, CareMax Medical Group, L.L.C., IMC Medical Group Holdings, LLC, and Deerfield Partners, L.P. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K/A (File No. 001-39391), filed with the SEC on December 21, 2020).

3.1

Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-39391) filed by the Company with the SEC on June 9, 2021).

3.2

Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No.001-39391) filed by the Company with the SEC on June 9, 2021).

4.1

Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-39391) filed by the Company with the SEC on June 9, 2021).

4.2

Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A (File No. 001-39391) filed by the Company with the SEC on June 9, 2021).

4.3

Warrant Agreement, dated as of July 16, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on July 21, 2020).

4.4*	Description of Securities.
10.1

Amended and Restated Registration Rights Agreement, dated as of December 18, 2020, by and among the Company, DFHTA Sponsor LLC, Deerfield Partners and the other parties thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (File No. 001-39391), filed with the SEC on December 21, 2020).

10.2

Lock-Up Agreement, dated as of December 18, 2020, by and among the Company, DFHTA Sponsor LLC, Deerfield Partners, L.P. and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (File No. 001-39391), filed with the SEC on December 21, 2020).

10.3†

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

10.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (File No. 001-39391), filed with the SEC on December 21, 2020).
10.6	Form of Deerfield Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A (File No. 001-39391), filed with the SEC on December 21, 2020).
10.7†

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

10.8†

First Amendment to Credit Agreement, dated December 30, 2021, by and among the Company, Royal Bank of Canada, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Bank, RBC Capital Markets, LLC and Truist Securities, Inc., as Syndication Agents, Joint Lead Arrangers and Joint Book Runners, and certain other banks and financial institutions serving as lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on January 5, 2022).

10.9	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).
10.10	CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).
10.11

Form of Nonstatutory Stock Option Agreement under the CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 001-39391), filed with the SEC on December 17, 2021).

10.12

Form of Restricted Stock Units Agreement under the CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 001-39391), filed with the SEC on December 17, 2021).

10.13

Form of Incentive Stock Option Agreement under the CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 001-39391), filed with the SEC on December 17, 2021).

10.14

Form of Restricted Stock Agreement under the CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 001-39391), filed with the SEC on December 17, 2021).

10.15†

MSO Risk Agreement, dated as of July 1, 2009, by and among Healthsun Health Plans, Inc. and Managed Healthcare Partners, LLC (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).

10.16†+

First Amendment to MSO Risk Agreement, dated as of December 17, 2015, by and among Healthsun Health Plans, Inc. and Managed Healthcare Partners, LLC (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).

10.17

Securities Purchase Agreement, dated as of March 8, 2021, by and among Interamerican Medical Center Group, LLC, Senior Medical Associates, LLC, Stallion Medical Management, LLC and Mohsin Jaffer (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 21, 2021).

10.18

Asset Purchase Agreement, dated as of July 5, 2021, by and among CareMax, Inc., CareMax Medical Centers of Central Florida, LLC, Unlimited Medical Services of Florida, LLC and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on July 7, 2021).

10.19

Exclusive Real Estate Advisory Agreement, dated as of July 13, 2021, by and between CareMax, Inc., Related CM Advisor, LLC and, with respect to certain sections thereof, The Related Companies, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on July 13, 2021).

10.20

Separation and Release Agreement, dated September 30, 2021, by and between CareMax, Inc. and William C. Lamoreaux (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on October 6, 2021).

10.21

Executive Employment Agreement, dated December 13, 2021, by and between Managed Healthcare Partners, L.L.C. and Carlos A. de Solo (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on December 17, 2021).

10.22

Executive Employment Agreement, dated December 13, 2021, by and between Managed Healthcare Partners, L.L.C. and Alberto de Solo (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on December 17, 2021).

10.23

Executive Employment Agreement, dated December 13, 2021, by and between Managed Healthcare Partners, L.L.C. and Kevin Wirges (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on December 17, 2021).

21.1 *	List of Subsidiaries.
23.1*	Consent of WithumSmith+Brown, PC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL)

+	Certain portions of this exhibit have been omitted pursuant to Regulation S-K, Item (601)(b)(10).
†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2022	CareMax, Inc.

/s/ Carlos A. de Solo
Name: Carlos A. de Solo
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Carlos A. de Solo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2022
Carlos A. de Solo

/s/ Kevin Wirges	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2022
Kevin Wirges

/s/ Jose R. Rodriguez	Chairman of the Board of Directors	March 16, 2022
Jose R. Rodriguez

/s/ Beatriz Assapimonwait	Director	March 16, 2022
Beatriz Assapimonwait

/s/ Dr. Jennifer Carter	Director	March 16, 2022
Dr. Jennifer Carter

/s/ Bryan Cho	Director	March 16, 2022
Bryan Cho

/s/ Dr. Vincent Omachonu	Director	March 16, 2022
Dr. Vincent Omachonu

/s/ Hon. Dr. David J. Shulkin	Director	March 16, 2022
Hon. Dr. David J. Shulkin

/s/ Randy Simpson	Director	March 16, 2022
Randy Simpson

Report of Independent Registered Public Accounting Firm

To Stockholders and the Board of Directors,

Caremax, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Caremax, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders/members’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2020.

/s/ WithumSmith+Brown, PC

Red Bank, New Jersey

March 16, 2022

PCAOB ID Number 100

CAREMAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$47,917	$4,934
Accounts receivable, net	41,998	9,395
Inventory	550	15
Prepaid expenses	17,040	183
Risk settlements due from providers	539	80
Due from related parties	-	274
Total Current Assets	108,044	14,881

Property and equipment, net	15,993	4,796
Goodwill	464,566	10,068
Intangible assets, net	59,811	8,575
Deferred debt issuance costs	1,972	-
Other assets	2,706	183
Total Assets	$653,092	$38,503

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,110	$1,044
Accrued expenses	8,686	2,572
Accrued interest payable	4	149
Risk settlements due to providers	196	643
Current portion of long-term debt	6,275	1,004
Due to related parties	-	39
Other current liabilities	3,687	-
Total Current Liabilities	21,959	5,451

Derivative warrant liabilities	8,375	-
Long-term debt, less current portion	110,960	26,325
Other liabilities	6,428	-
Total Liabilities	147,722	31,776
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'/MEMBER'S EQUITY
Class A Common stock ($0.0001 par value; 250,000,000 shares authorized; 87,367,972 shares issued and outstanding at December 31, 2021)	9	-
Additional paid-in-capital	505,327	-
Retained earnings	33	-
Member units (no par value, 200 authorized, issued and outstanding at December 31, 2020)	-	223
Members' equity	-	6,504
Total Stockholders'/Members' Equity	505,370	6,727

Total Liabilities and Stockholders'/Members' Equity	$653,092	$38,503

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,
	2021	2020
Revenue
Medicare risk-based revenue	$233,282	$103,051
Medicaid risk-based revenue	46,493	-
Other revenue	15,987	370
Total revenue	295,762	103,421

Operating Expenses
External provider costs	206,747	66,050
Cost of care	57,566	17,373
Sales and marketing	4,955	1,067
Corporate, general and administrative	40,579	7,748
Depreciation and amortization	13,216	1,501
Acquisition related costs	1,522	-
Total operating expenses	324,585	93,739
Operating (loss) income	(28,822)	9,682
Interest (expense), net	(4,492)	(1,659)
Gain on remeasurement of warrant liabilities	20,757	-
Gain on remeasurement of contingent earnout liabilities	5,794	-
Loss on disposal of fixed assets, net	(50)	-
Gain (loss) on extinguishment of debt, net	1,630	(451)
Other expenses, net	(1,333)	-
Income (loss) before income tax	(6,516)	7,572
Income tax provision	159	-
Net (loss) income	$(6,675)	$7,572

Net (loss) income attributable to non-controlling interest	-	(29)
Net (loss) income attributable to controlling interest	$(6,675)	$7,601

Net (loss) income attributable to CareMax, Inc. Class A common stockholders	$(6,675)	$7,601
Weighted average basic shares outstanding	52,620,980	10,796,069
Weighted average diluted shares outstanding	52,620,980	10,796,069
Net (loss) income per share
Basic	$(0.13)	$0.70
Diluted	$(0.13)	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'/MEMBERS' EQUITY

(in thousands, except share data)

	Class A Common Stock		Additional	Total Controlling	Retained Earnings / (Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-in-capital	Interest	Deficit)	Interest	Equity
BALANCE - DECEMBER 31, 2019	-	$-	$-	$5,160	$-	$(214)	$4,946
Net income (loss)	-	-	-	7,601	-	(29)	7,572
Purchase of non-controlling interest ownership	-	-	-	(2,100)	-	-	(2,100)
Change in ownership due to change in non-controlling interest	-	-	-	(243)	-	243	-
Distributions				(3,691)			(3,691)
BALANCE- DECEMBER 31, 2020	-	$-	$-	$6,727	$-	$(260)	$6,727

BALANCE - DECEMBER 31, 2020	-	$-	$-	$6,727	$-	$-	$6,727
Activity prior to the business combination:
Net loss				(5,185)			(5,185)
Effects of the business combination:
Reverse recapitalization	28,764,819	3	(186,767)	(1,542)	1,523	-	(186,783)
Equity consideration issued to acquire IMC	10,412,023	1	155,346	-	-	-	155,347
Shares issued for holdback	71,000	-	821	-	-	-	821
Proceeds from the sale of Class A common stock, net of offering costs	41,000,000	4	397,525	-	-	-	397,529
Activity after the business combination:
Equity consideration issued to acquire SMA	384,615	-	5,027	-	-	-	5,027
Equity consideration issued to acquire DNF	2,741,528	-	26,072	-	-	-	26,072
Equity consideration issued to acquire BIX and Advantis	293,987	-	2,231	-	-	-	2,231
Contingently issuable stock to CMG Sellers and IMC Parent - First Share Price Trigger on Earnout Shares	3,200,000	1	39,109	-	-	-	39,110
Reclassification of contingent consideration previously liability classified	-	-	45,088	-	-	-	45,088
Proceeds from the sale of Class A common stock, net of offering costs	500,000	-	6,650	-	-	-	6,650
Stock compensation expense	-	-	1,341	-	-	-	1,341
Series A Warrants issued under the Advisory Agreement	-	-	12,883	-	-	-	12,883
Net loss	-	-	-	-	(1,490)	-	(1,490)
BALANCE- DECEMBER 31, 2021	87,367,972	$9	$505,327	$-	$33	$-	$505,370

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income	$(6,675)	$7,572
Adjustments to reconcile net (loss)/income to net cash
(Used in)/provided by operating activities:
Depreciation expense	2,813	858
Amortization expense	10,402	643
Amortization of debt issuance costs	866	177
Stock compensation expense	1,341	-
Change in fair value of warrant liabilities	(20,757)	-
Gain on fair value change of contingent earnout shares liability	(5,794)	-
(Gain) loss on extinguishment of debt	(1,630)	451
Other Non-cash, net	331	-
Changes in operating assets and liabilities:
Accounts receivable	(3,836)	(4,208)
Inventory	(85)	(5)
Prepaid expenses	(768)	6
Risk settlements due from/due to providers	(459)	248
Due to/from related parties	235	(146)
Other assets	(1,501)	12
Accounts payable	(984)	(686)
Accrued expenses	1,216	394
Other liabilities	1,574	-
Accrued interest	(145)	-
Net Cash (Used In)/Provided by Operating Activities	(23,856)	5,316

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,990)	(2,151)
Acquisition of businesses	(309,707)	(2,566)
Acquisition of intangible assets	(2,882)	-
Asset purchase agreement holdback payment	-	(329)
Purchase of noncontrolling interest ownership	-	(1,897)
Net Cash Used in Investing Activities	(316,579)	(6,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving loan commitment	-	4,075
Loan from Paycheck Protection Program	-	2,164
Proceeds from issuance of Class A common stock	415,000	-
Issuance costs of Class A common stock	(12,471)	-
Reverse recapitalization	(108,435)	-
Proceeds from borrowings on long-term debt and credit facilities	125,000	-
Principal payments on long-term debt	(27,711)	(425)
Payment of deferred financing costs	(7,478)	-
Payment of debt prepayment penalties	(487)	-
Distributions to members	-	(3,691)
Net Cash Provided by Financing Activities	383,418	2,123

NET INCREASE IN CASH	42,983	497
Cash - Beginning of Period	4,934	4,438
CASH - END OF PERIOD	$47,917	$4,934

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

CONDENSED CONSOLIATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:	Twelve Months Ended December 31,	Twelve Months Ended December 31,
	2021	2020
Equity consideration issued in acquisitions	$188,678	$-
Contingent consideration issued in business combination	38,348	-
Purchase of non-controlling interest through accounts payable	-	203
Payroll Protection Program loan forgiveness	2,164	-
Equity/Warrant consideration issued under the Advisory Agreement	14,533	-
SUPPLEMENTAL DISCLOSURES OF CASH ACTIVITIES:
Cash paid for interest	4,423	1,251
Acquisition of business financed through deferred consideration	-	450
Purchase of property and equipment through long-term debt	-	50
Debt issuance and interest costs paid through long-term debt	-	399
Extinguishment of long-term debt through new debt proceeds	-	2,500
Acquisition of business financed through long-term debt	-	6,051

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

Notes to Consolidated Financial Statements

Note 1. DESCRIPTION of business

CareMax Inc. (“CareMax” or the “Company”), f/k/a Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), a Delaware corporation, was originally formed in July 2020 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. As of December 31, 2021, Company operated 45 wholly owned, multi-specialty medical centers in Florida that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

The Business Combination

On December 18, 2020, DFHT entered into a Business Combination Agreement (the “Business Combination Agreement”) with CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”), and Deerfield Partners, L.P. (“Deerfield Partners”). The Business Combination (as defined below) was approved by DFHT’s stockholders and closed on June 8, 2021 (the “Closing Date”), whereby DFHT acquired 100% of the equity interests inCMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT. Immediately upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions (the “Business Combination”), the name of the combined company was changed to CareMax, Inc.

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

Notes to Consolidated Financial Statements — Continued

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the account of CareMax Inc. and its wholly owned subsidiaries (collectively "CareMax" or "the Company"). Intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of financial position, operating results and cash flows for the periods presented.

Pursuant to the Business Combination, the acquisition of CMG by DFHT was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, DFHT was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of CMG issuing equity for the net assets of DFHT, accompanied by a recapitalization. The net assets of DFHT are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of CMG. Further, CMG was determined to be the accounting acquirer in the acquisition of IMC (the “IMC Acquisition”), as such, the acquisition is considered a business combination under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations," and was accounted for using the acquisition method of accounting. CareMax recorded the fair value of assets acquired and liabilities assumed from IMC.The presented financial information for the twelve months ended December 31, 2021 includes the financial information and activities for (i) IMC for the period from June 8, 2021 to (and including) December 31, 2021 (206 days), (ii) SMA (as defined in Note 3 - Acquisitions) for the period from June 18, 2021 to (and including) December 31, 2021 (196 days) and (iii) DNF (as defined in Note 3 - Acquisitions) for the period from September 1, 2021 to (and including) December 31, 2021 (121 days). Unless otherwise noted, information for periods prior to the Closing of Business Combination reflects the financial information of CMG only.

The consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated.

Segment Financial Information

The Company’s chief operating decision maker regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company identifies operating segments based on this review by its chief operating decision maker and operates in and reports as a single operating segment, which is to care for its patients’ needs. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenue was earned in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas where significant estimates are used in the accompanying financial statements include, but are not limited to, purchase price allocations, including fair value estimates of intangibles and contingent consideration; the valuation of and related impairment recognitions of long-lived assets; the valuation of the derivative warrant liabilities; the estimated useful lives of fixed assets and intangible assets, including internally developed software; settlements related to revenue and the revenue accrual and accrued expenses. Actual results could differ from those estimates.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements

Notes to Consolidated Financial Statements — Continued

with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Additionally, as an emerging growth company, the Company is exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm is not required to evaluate and report on the effectiveness of internal control over financial reporting.

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

Notes to Consolidated Financial Statements — Continued

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

For the twelve months ended December 31, 2021 and 2020, substantially all of the revenue recognized by the Company was from goods and services, namely, providing access to physicians and wellness centers.

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

Anthem, Inc. ("Anthem") represented approximately 27% and 100% of the Company’s accounts receivable balance as of December 31, 2021 and December 31, 2020, respectively. Anthem represented 35% and 93% of the Company’s revenues for the three months ended December 31, 2021 and 2020 and 48% and 96% of the Company’s revenues for the twelve months ended December 31, 2021 and 2020, respectively.

Accounts Receivable

Accounts receivable are carried at the amounts the Company deems collectible. Accordingly, an allowance is provided based on credit losses expected over the contractual term. Accounts receivable are written off when they are deemed uncollectible. As of December 31, 2021 and 2020, the Company believes no allowance is necessary.

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

Notes to Consolidated Financial Statements — Continued

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

Derivative Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and contingent consideration, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 “Distinguishing Liabilities from Equity,” and ASC 815-15, “Derivatives and Hedging - Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 2,875,000 common stock warrants in connection with DFHT's initial public offering (the “IPO”) (the “Public Warrants”). Simultaneously with the closing of the IPO, DFHT consummated the private placement of 2,916,667 common stock warrants (the “Private Placement Warrants”). The Public Warrants and Private Placement Warrants are accounted for as derivative warrant liabilities in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in an Entity's Own Equity.” Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. The fair value of the Public Warrants and Private Placement Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the IPO has subsequently been measured based on the listed market price of such warrants.

In connection with the Business Combination, up to 6,400,000 shares of Class A Common Stock become issuable under certain circumstances to IMC Parent and the CMF Sellers as contingent consideration (the “Contingent Consideration”). The Contingent Consideration was accounted for as derivative warrant liabilities in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in an Entity's Own Equity.” Accordingly, the Company recognized the Contingent Consideration as liabilities at fair value in the second quarter of 2021 following a restatement of the Company’s unaudited condensed consolidated financial statements for the periods ended June 30, 2021 and September 30, 2021 (see Note – Stockholders Equity – Contingent Consideration for further information). The liabilities were subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. On July 9, 2021, the First Share Price Trigger (as defined below) was achieved, and the remaining Contingent Consideration was re-assessed and determined to be indexed to the Company's own equity, resulting in equity classification under ASC 815-40 “Derivatives and Hedging - Contracts in an Entity's Own Equity.” The remaining Contingent Consideration was recorded at fair value on July 9, 2021, the date of the event that caused the reclassification. Changes in the fair value upon reclassification from liability to equity were recorded in earnings. See Note 8 – Stockholders Equity – Contingent Consideration for further information.

Goodwill and Intangible Assets

Goodwill represents the excess of consideration transferred in excess of the fair value of net assets acquired through business acquisitions. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” we review goodwill annually in the fourth quarter or whenever significant events or changes indicate the possibility of impairment. For purposes of the annual goodwill impairment assessment, the Company has identified a single reporting unit. The most recently completed impairment test of goodwill was performed in the fourth quarter of 2021, and it was determined that the fair value of goodwill was in excess of the carrying value, therefore no impairment was necessary.

Intangible assets with a finite useful life are amortized over their useful lives.

We review the recoverability of any long-lived intangible assets whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.

Impairment of Long-lived Assets

Notes to Consolidated Financial Statements — Continued

Long-lived assets, such as equipment, improvements, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the use and eventual disposition of the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

External Provider Costs

External Provider Costs include capitation payments and fee for service claims paid, claims in process and pending, and an estimate of unreported claims and charges by physicians, hospitals, and other health care providers for services rendered to enrollees during the period. Changes to prior-period estimates of medical expenses are reflected in the current period.

Share-Based Compensation Expense

The Company periodically issues Restricted Stock Units ("RSU's"), Performance Share Units ("PSUs"), and Stock Options ("Options") as share-based compensation to employees and non-employees in non-capital raising transactions for services. The Company accounts for such grants issued and vesting based on FASB ASC 718, Compensation – Stock Compensation (Topic 718), whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting Measurement of share-based payment transactions with non-employees are recognized as compensation expense in the financial statements based on their fair values at grant date. That expense is recognized over the period during which a non-employees or consultant is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The fair value of the Company’s Options, RSUs and PSUs are estimated using the Black-Scholes-Merton Option Pricing model and a Monte Carlo simulation, respectively, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or stock, and future dividends. Compensation expense for Options, RSUs and PSUs are recorded based upon the

Notes to Consolidated Financial Statements — Continued

values derived from the Black-Scholes-Merton Option Pricing model and the Monte Carlo simulation, respectively. The assumptions used in the Black-Scholes-Merton Option Pricing model and Monte Carlo Simulation(s) could materially affect compensation expense recorded in future periods. The assumptions used in the model and related impact are discussed in Note 8 - Stockholders Equity.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company follows the provisions of ASC Topic 260, Earnings Per Share” for determining whether contingently issuable shares are included for purposes of calculating net income (loss) per share and determining whether instruments granted in equity-based compensation arrangements are participating securities for purposes of calculating net income (loss) per share. See Note 9 - Net Income (Loss) Per Share.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, "Leases" (“ASU 2016-02”), which amended the accounting for leases, requiring lessees to recognize most leases on their balance sheet with a right-of-use asset and a lease liability. Leases will be classified as either finance or operating leases, which will impact the expense recognition of such leases over the lease term. ASU 2016-02 also modifies the lease classification criteria for lessors and eliminates some of the real estate leasing guidance previously applied for certain leasing transactions. In June 2020, the FASB issued ASU 2020-05, “Revenue from Contracts with Customers and Leases,” that deferred the required effective date for non-issuers to fiscal years beginning after December 15, 2021 and to interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-02 on January 1, 2022. Because of the number of leases the Company utilizes to support its operations, the adoption of ASU 2016-02 is expected to have a significant impact on the Company’s financial position and results of operations. The total future estimated gross annual lease payments are $106.7 million as of December 31, 2021. We expect this standard to increase our total assets and total liabilities by approximately 12% percent. We do not expect the standard to have a material impact on our results of operations. In preparation for the adoption of the standard, we have procured a third-party software to track and manage our leases, loaded lease data into the software, authored our accounting policy, trained our business units on the new standard and policy and the use of the software, and modified our control environment accordingly. We have not experienced significant issues in our implementation process.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). ASU 2016-13 introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The guidance became effective for us beginning January 1, 2022. The new current expected credit losses model generally calls for the immediate recognition of all expected credit losses and applies to loans, accounts and trade receivables as well as other financial assets measured at amortized cost, loan commitments and off-balance sheet credit exposures, debt securities and other financial assets measured at fair value through other comprehensive income, and beneficial interests in securitized financial assets. The new guidance replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available for sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. The Company adopted this standard on January 1, 2022 and does not believe adoption will have a material effect on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815" (“ASU 2020-01”). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact the adoption of ASU 2020-01 will have on its consolidated financial statements.

In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions through December 31, 2022 to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). The amendments are effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the effect the update will have on its consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU improves comparability after business combinations by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts

Notes to Consolidated Financial Statements — Continued

with customers not acquired in a business combination. ASU 2021-08 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our consolidated financial statements.

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

As of December 31, 2021, we have not finalized the acquisition accounting related to the IMC Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase consideration and the preliminary fair value of the assets acquired and liabilities assumed (in thousands):

Purchase price allocation
Cash	$14,842
Accounts receivable	21,298
Other current assets	1,446
Property, plant, & equipment	6,198
Intangible assets	34,121
Other assets	448
Accounts payable and accrued expenses	(8,793)
Long term debt	(197)
Other long term liabilities	(1,898)
Net Assets Acquired	67,465
Excess of Consideration over Net Assets Acquired	302,240
Total Consideration	$369,705

Goodwill was recognized as the amount consideration transferred in excess of the fair value of net assets acquired. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The amount allocated to goodwill and intangible assets is subject to final adjustment to reflect the final valuations. The goodwill recognized that is expected to be deductible for income tax purposes is $80.4 million.

Notes to Consolidated Financial Statements — Continued

The fair value associated with definite-lived intangible assets was $34.1 million, comprised of $33.9 million in risk contracts and $263,000 in trademarks. The definite-lived intangible assets will be amortized ranging from one to six years.

The Company’s net revenue and loss before income taxes for the twelve months ended December 31, 2021 includes revenues of $148.0 million and net income before taxes of $4.1 million related to IMC.

Acquisition of SMA Entities

On June 18, 2021, the Company completed the acquisition of 100% of the issued and outstanding equity interests of Senior Medical Associates, LLC, a Florida limited liability company (“SMA”), and Stallion Medical Management, LLC, a Florida limited liability company (“the SMA Acquisition”). The purchase consideration was comprised of the following (in thousands):

Cash consideration (1)	$52,000
Share consideration (2)	$5,027

(1)
Represents cash consideration of $52.0 million inclusive of $2.5 million held in escrow and $145,000 in SMA seller transaction cost.
(2)
Represents equity consideration of 384,615 shares of Class A Common Stock valued at $5.0 million based on the June 18, 2021 closing price of $13.07.

The SMA Acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired and liabilities assumed liabilities recorded at their estimated fair values as of the acquisition date.

As of December 31, 2021, we have not finalized the acquisition accounting related to the SMA Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the consideration paid and the preliminary fair value of the assets acquired and liabilities assumed (in thousands):

Purchase price allocation
Cash	$73
Accounts receivable	1,830
Property, plant, & equipment	178
Intangible assets	9,404
Other assets	29
Accounts payable and accrued expenses	(178)
Net Assets Acquired	11,336
Excess of Consideration over Net Assets Acquired	45,691
Total Consideration	$57,027

Goodwill was recognized as the amount consideration transferred in excess of the fair value of net assets acquired. The goodwill is primarily attributed to our assembled workforce, the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The goodwill recognized that is expected to be deductible for income tax purposes is $45.0 million.

The Company incurred and expensed acquisition-related transaction costs of $682,000 related to the SMA Acquisition that were paid by the Company.

The fair value associated with definite-lived intangible assets was $9.4 million, comprised of $8.7 million in risk contracts, $622,000 in non-compete agreements and $92,000 in tradenames. The definite-lived intangible assets will be amortized over periods ranging from one to six years.

The Company’s net revenue and loss before income taxes for the twelve months ended December 31, 2021 includes revenues of $12.0 million and net income before taxes of $564,000 related to SMA.

Acquisition of DNF

On September 1, 2021, the Company acquired 100% of the assets of Unlimited Medical Services of Florida, LLC, a Florida limited liability company, dba DNF Medical Centers ("DNF"), for total purchase consideration of $114.2 million, subject to final closing adjustments (the "DNF Acquisition"). The purchase consideration was comprised of the following (in thousands):

Cash consideration (1)	$88,118
Share consideration (2)	$26,072

Notes to Consolidated Financial Statements — Continued

(1)
Represents cash consideration of $88.1 million inclusive of $11.0 million held in escrow and $242,000 in DNF seller transaction costs.

(2)
Represents equity consideration of 2,741,528 shares of Class A Common Stock valued at $26.1 million based on the September 1, 2021 closing price of $9.51.

The DNF Acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired recorded at their estimated fair values as of the acquisition date.

As of December 31, 2021, we have not finalized the acquisition accounting related to the DNF Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase consideration and the preliminary fair value of the assets acquired (in thousands):

Purchase price allocation
Accounts receivable	$3,732
Property, plant, & equipment	3,520
Intangible assets	15,329
Other assets	65
Net Assets Acquired	22,646
Excess of Consideration over Net Assets Acquired	91,544
Total Consideration	$114,190

Goodwill was recognized as the amount consideration transferred in excess of the fair value of net assets acquired. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The amount allocated to goodwill and intangible assets is subject to final adjustment to reflect the final valuations. The goodwill recognized that is expected to be deductible for income tax purposes is $90.0 million.

The Company incurred and expensed acquisition-related transaction costs of $1,247,000 related to the DNF Acquisition that were paid by the Company.

The fair value associated with definite-lived intangible assets was $15.3 million, comprised of $13.2 million in risk contracts, $1.5 million in non-compete agreements, and $638,000 in trademarks. The definite-lived intangible assets will be amortized ranging from one to six years.

The Company’s net revenues and loss before income taxes for the twelve months ended December 31, 2021 includes revenue of $19.5 million and net loss before income taxes of $687,000 related to DNF.

Acquisition of Advantis

On December 22, 2021, the Company acquired 100% of the assets of Advantis Physician Alliance, LLC, dba Advantis Medical Centers ("Advantis") for total purchase consideration of $11.0 million, subject to final closing adjustments (the "Advantis Acquisition"). The purchase consideration was comprised of the following (in thousands):

Cash consideration (1)	$9,865
Share consideration (2)	$1,107

(1)
Represents cash consideration of $9.9 million inclusive of $900,000 held in escrow and $60,000 in Advantis seller transaction cost
(2)
Represents equity consideration of 145,883 shares of Class A Common Stock valued at $1.1 million based on the December 22, 2021 closing price of $7.59.

The Advantis acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired recorded at their estimated fair values as of the acquisition date.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2021, we have not finalized the acquisition accounting related to the Advantis Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase consideration and the preliminary fair value of the assets acquired (in thousands):

Purchase price allocation
Accounts receivable	$242
Property, plant, & equipment	18
Intangible assets	1,064
Other assets	20
Net Assets Acquired	1,344
Excess of Consideration over Net Assets Acquired	9,628
Total Consideration	$10,972

Goodwill was recognized as the amount consideration transferred in excess of the fair value of net assets acquired. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The amount allocated to goodwill and intangible assets is subject to final adjustment to reflect the final valuations. The goodwill recognized that is expected to be deductible for income tax purposes is $9.6 million.

The Company incurred and expensed acquisition-related transaction costs of $671,000 related to the Advantis Acquisition that were paid by the Company.

The fair value associated with definite-lived intangible assets was $1.1 million, comprised of $345,000 in risk contracts, $544,000 in non-compete agreements, and $176,000 in trademarks. The definite-lived intangible assets will be amortized ranging from one to six years.

As the acquisition was consummated on December 22, 2021, Advantis did not materially contribute net revenues or net income before income taxes for the twelve months ended December 31, 2021.

Acquisition of Business Intelligence & Analytics LLC ("BIX")

On December 22, 2021, the Company acquired 100% of the assets of Business Intelligence & Analytics LLC ("BIX") for total purchase consideration of $5.1 million, subject to final closing adjustments (the "BIX Acquisition"). The purchase consideration was comprised of the following (in thousands):

Cash consideration (1)	$4,000
Share consideration (2)	$1,124

(1)
Represents cash consideration of $4.0 million.
(2)
Represents equity consideration of 148,104 shares of Class A Common Stock valued at $1.1 million based on the December 22, 2021 closing price of $7.59.

The BIX Acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired recorded at their estimated fair values as of the acquisition date.

As of December 31, 2021, we have not finalized the acquisition accounting related to the BIX Acquisition and these amounts represent preliminary values. The allocation of the purchase price may be modified up to one year from the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. The following table summarizes the purchase consideration and the preliminary fair value of the assets acquired (in thousands):

Purchase price allocation
Intangible assets	289
Net Assets Acquired	289
Excess of Consideration over Net Assets Acquired	4,835
Total Consideration	$5,124

Goodwill was recognized as the amount consideration transferred in excess of the fair value of net assets acquired. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The amount allocated to goodwill and intangible assets is subject to final adjustment to reflect the final valuations. The goodwill recognized that is expected to be deductible for income tax purposes is $4.8 million.

Notes to Consolidated Financial Statements — Continued

The Company did not incur or expense material acquisition-related transaction costs that were paid by the Company.

The fair value associated with definite-lived intangible assets was $289,000, comprised of $235,000 in patents/developed technology, $3,000 in trademarks, and $35,000 in non-compete agreements. The definite-lived intangible assets will be amortized ranging from one to five years. $16,000 in In-Process Research and Development was classified as an indefinite lived intangible asset.

As the acquisition was consummated on December 22, 2021, BIX did not materially contribute net revenues or net income before income taxes for the twelve months ended December 31, 2021.

Other Acquisitions

During the twelve months ended December 31, 2021, we acquired 100% of three additional business. The acquisitions were accounted for as business combinations and the overall impact to our consolidated financial statements was not considered to be material. The fair value associated with definite-lived intangible assets from the acquisitions was $1.4 million. On a combined basis, the Company incurred and expensed acquisition-related transaction costs of $250,000 related to the acquisitions that was paid for by the Company. The total fair value of consideration paid or payable for the three acquisitions was $3.7 million.

NOTE 4. REINSURANCE

The Company has acquired insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in the accompanying consolidated statements of operations.

The nature of the Company’s stop loss coverage is to limit the benefits paid under one patient. The Company’s stop loss limits are defined within each health plan contract and stop loss purchased from a third party and range from $30,000 to $200,000 per patient per year. Premium expense incurred was $10.9 million for the twelve months ended December 31, 2021 and approximately $10.3 million for the twelve months ended December 31, 2020, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans are unable to fulfill their obligations under stop loss contractual terms.

Recoveries recognized were $14.7 million for the twelve months ended December 31, 2021 and $11.2 million the twelve months ended December 31, 2020, respectively. Estimated recoveries under stop loss policies are reported within the capitation receivable or amounts due health plans as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill from December 31, 2020 to December 31, 2021 (in thousands):

Carrying Amount
Balance at December 31, 2020	$10,068
Acquired goodwill during the period	454,498
Balance at December 31, 2021	$464,566

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
December 31, 2021
Risk Contracts	$64,822	$(9,818)	$55,004	7
Non-compete agreements	4,202	(686)	3,516	5
Trademarks	1,867	(827)	1,040	2
Patents/Developed Technology	235	-	235	5
In-Process Research and Development	16	-	16	1
Total	$71,141	$(11,331)	$59,811

Notes to Consolidated Financial Statements — Continued

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
December 31, 2020
Risk Contracts	$8,174	$(682)	$7,492	11
Non-compete agreements	1,320	(237)	1,083	5
Total	$9,494	$(919)	$8,575

Amortization expense totaled $10.4 million for the twelve months ended December 31, 2021 and $645,000 for the twelve months ended December 31, 2020, respectively.

The estimated amortization expense related to the fair value of acquired intangible assets for each of the succeeding five years and thereafter is (in thousands):

2022	$15,134
2023	12,234
2024	10,199
2025	8,547
2026	7,616
Thereafter	6,082

NOTE 6. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2021 and December 31, 2020 is as follows (in thousands):

	December 31, 2021	December 31, 2020
Leasehold improvements	$7,516	$2,726
Vehicles	3,711	2,823
Furniture and equipment	5,470	1,983
Software	2,950	-
Construction in progress	2,254	360
Total	21,902	7,892
Less: Accumulated depreciation	(5,909)	(3,096)
Total Property and equipment, net	$15,993	$4,796

Construction in progress at December 31, 2021 is made up of various leasehold improvements at the Company's medical centers. The Company has a contractual commitment to complete the construction of its Homestead medical center with remaining estimated capital expenditures of $500,000 and an estimated opening in 2022.

Depreciation expense totaled $2.8 million for the twelve months ended December 31, 2021 and $858,000 for the twelve months ended December 31, 2020, respectively.

NOTE 7. LONG TERM DEBT

Long-term debt consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Secured term loans	$121,875	$24,184
Payroll protection plan	-	2,164
Other	65	1,358
Unamortized debt issuance costs	(4,704)	(377)
	117,236	27,329
Current portion	(6,275)	(1,004)
Long-term portion	$110,960	$26,325

Notes to Consolidated Financial Statements — Continued

On the Closing Date, the Company entered into a Credit Agreement (as amended, the “Credit Agreement), by and among the Company, Royal Bank of Canada, as Administrative Agent (in such capacity, the “Agent”), Collateral Agent, Swing Line Lender and Issuing Bank; RBC Capital Markets, LLC and Truist Securities, Inc., as Syndication Agents, Joint Lead Arrangers and Joint Book Runners; and certain other banks and financial institutions serving as lenders (collectively with their successors and assigns, the “Lenders”). The Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $125.0 million (the “Initial Term Loans”), which were used on the Closing Date to finance the Business Combination and related transaction costs, (ii) a revolving credit facility in an aggregate principal amount of $40.0 million for working capital and other general corporate purposes, of which $0 was drawn December 31, 2021 and (iii) a delayed draw term loan facility in an aggregate principal amount of $20.0 million, which was available to be drawn from and after the Closing until the six month anniversary of the Closing Date to finance permitted acquisitions and similar permitted investments and of which $0 was drawn as of the date of its expiration, or December 8, 2021 (collectively, the “Credit Facilities”).

Interest is payable on the outstanding loans under the Credit Facilities based on, at the option of the Company, either: (i) Eurocurrency (with a LIBOR floor of 0.75% per annum) plus variable spreads ranging from 2.75% to 3.50% per annum based on first lien net leverage ratio levels or (ii) the Alternate Base Rate (defined as the highest of (a) the Prime Rate (as defined in the Credit Agreement and established by the Agent), (b) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50% per annum, and (c) the LIBOR Quoted Rate (as defined in the Credit Agreement) plus 1.00% per annum, in each case, with a floor of 1.75% per annum), plus variable spreads ranging from 1.75% to 2.50% per annum based on first lien net leverage ratio levels. Accrued and unpaid interest is payable with respect to LIBOR loans on the last day of the interest period as selected by the Company but no later than three months, and with respect to Alternate Base Rate Loans, quarterly on the last business day of each of March, June, September and December. An unused commitment fee is also payable with respect to the revolving credit facility and the delayed draw term loan facility ranging between 0.35% and 0.50% depending on the Company’s first lien net leverage ratio, and is payable quarterly in arrears with respect to the revolving credit facility and on the earliest of the termination of the delayed draw term loan facility, the six month anniversary of the Closing Date with respect to any delayed draw term loan commitments that have expired and otherwise after the end of the first full fiscal quarter after the Closing Date.

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

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness or liens, to make certain investments, to enter into sale-leaseback transactions, to make certain restricted payments, including dividends, to enter into consolidations, mergers or sales of material assets and other fundamental changes, or to transact with affiliates subject to exceptions, materiality and other qualifications as provided in the Credit Agreement. The Credit Agreement also contains customary events of default and also includes an equity cure right. All obligations under the Credit Agreement are guaranteed by the Company and substantially all of its subsidiaries. As of December 31, 2021, the Company was in compliance, in all material respects, with all covenants under the First Amendment of the Credit Agreement.

On December 30, 2021, the Company entered into the First Amendment to the Credit Agreement to, among other things, modify certain of the financial covenants contained in the Credit Agreement. As of December 31, 2021, the Company was in compliance, in all material respects, with all covenants under the First Amendment of the Credit Agreement.

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

Earnout Consideration

Other Debt

Notes to Consolidated Financial Statements — Continued

Other long-term debt repaid on the Closing Date totaled $229,000. In addition, $2.0 million was deposited into an escrow account as security for amounts borrowed under the Paycheck Protection Program ("PPP"). In the twelve months ended December 31, 2021, the Company paid $2.0 million to the CMG Sellers for the amount owed related to a loan under the PPP. This amount was held in escrow and was reported in restricted cash in the June 30, 2021 condensed consolidated balance sheet, but was released upon forgiveness of the PPP loans. During the twelve months ended December 31, 2021, borrowings under the PPP of $2.8 million were forgiven and are included in the gain on extinguishment of debt.

Future Maturities

Future maturities of debt outstanding at December 31, 2021 are as follows (in thousands):

Amount
2022	$6,275
2023	6,265
2024	8,611
2025	11,726
2026	89,063
Total	$121,940

NOTE 8. STOCKHOLDERS’ EQUITY

The consolidated statement of changes in equity reflects the Reverse Recapitalization and the IMC Acquisition as discussed in Notes 2 and 3. As CMG was deemed the accounting acquirer in the Reverse Recapitalization with DFHT, all periods prior to the consummation of the Business Combination reflect the balances and activity of CMG.

In connection with the Business Combination, the Company adopted the third amended and restated certificate of incorporation, dated June 8, 2021 (the “Amended and Restated Charter”) to, among other things, increase the total number of authorized shares of all classes of capital stock, par value of $0.0001 per share, to 261,000,000 shares, consisting of (i) 260,000,000 shares of common stock, including 250,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock, and (ii) 1,000,000 shares of preferred stock. In addition, 3,593,750 shares of Class B Common Stock were converted, on a one-for-one basis, into shares of Class A Common Stock, and as of December 31, 2021, there were no shares of Class B Common Stock issued or outstanding.

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

In connection with the acquisition of SMA (see Note 3 – Acquisitions - Acquisition of SMA Entities), the Company issued 384,615 shares of Class A Common Stock.

On July 13, 2021, the Company issued 500,000 shares of Class A Common Stock in connection with the execution of the Advisory Agreement (as defined below).

In connection with the DNF Acquisition (see Note 3 – Acquisitions - Acquisition of DNF), the Company issued 2,741,528 shares of Class A Common Stock to DNF. Also, during the twelve months ended December 31, 2021, the first tranche of contingently issuable shares totaling an aggregate of 3,200,000 shares of Class A Common Stock were issued to the CMG Sellers and IMC Parent (“Earnout Shares” described in Contingent Consideration below).

On December 22, 2021, the Company issued 145,883 shares of Class A Common Stock in connection with the acquisition of Advantis (see Note 3 - Acquisitions - Acquisition of Advantis).

On December 22, 2021, the Company issued 148,104 shares of Class A Common Stock in connection with the acquisition of BIX (see Note 3 - Acquisitions - Acquisition of BIX).

Related Advisory Agreement

Notes to Consolidated Financial Statements — Continued

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

Preferred Stock

The Amended and Restated Charter authorizes the Company to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Notes to Consolidated Financial Statements — Continued

Warrants. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Contingent Consideration

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, became entitled to receive Contingent Consideration to be paid out in the form of Class A Common Stock. The Business Combination Agreement provided that up to an additional 3,500,000 and 2,900,000 Earnout Shares would become payable after the Closing to the CMG sellers and IMC Parent, respectively: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1,750,000 and 1,450,000 Earnout Shares would become issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1,750,000 and 1,450,000 Earnout Shares would become issued and paid to the formers owners of CMG and IMC, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company enters into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction is greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at closing of such change in control transaction, the Share Price Triggers would be deemed to have been satisfied and the Company shall issue, as of such closing, all of the Earnout Shares. The contingent consideration was classified as a liability for the period ended June 30, 2021. On July 9th, 2021, the volume weighted average trading price of Class A Common Stock exceeded the $12.50 on 20 or more days resulting in the satisfaction of the First Share Price Trigger. After the First Share Price Trigger was achieved on July 9, 2021, the estimated fair value of the Earnout Shares was recorded as an equity-classified instrument as a component of stockholders' equity, with the change in fair value from the prior reporting period recorded in earnings. Accordingly, 1,750,000 and 1,450,000 Earnout Shares were issued and paid to the CMG Sellers and IMC Parent, respectively. See Item 9A. – Controls and Procedures - Material Weakness in Internal Control over Financial Reporting for further information on the classification of the Earnout Shares

Equity Based Compensation Expense - 2021 Plan

On June 4, 2021, the stockholders of the Company approved the CareMax Inc. 2021 Long-term Incentive Plan (the “2021 Plan”), effective on the Closing Date. The 2021 Plan permits the grant of equity-based awards to officers, directors, employees and other service providers. The 2021 Plan permits the grant of an initial share pool of 7,000,000 shares of Class A Common Stock and will:

-be increased automatically, without further action of the Company’s board of directors, on January 1st of each calendar year commencing after the Closing Date and ending on (and including) January 1, 2031, by a number of shares of Class A Common Stock equal to the lesser of (i) four percent of the aggregate number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding calendar year, excluding for this purpose any such outstanding shares of Class A Common Stock that were granted under the 2021 Plan and remain unvested and subject to forfeiture as of the relevant December 31st, or (B) a lesser number of shares of Class A Common Stock as determined by the Company’s board of directors or the Compensation Committee of the board of directors prior to the relevant January 1st.

Service and Performance-Based Awards

Beginning on October 29, 2021, the Board of Directors approved individual awards under the 2021 Plan. Awards consisted of RSU's for employees, executives, and directors, PSUs for executives, and Options for Executives.

For the RSU's granted to employees, the service-based vesting will be satisfied with respect to 33.3% of an employee's RSU's on October 29, 2022, the first anniversary of the vesting commencement date, and will be satisfied with respect to 33.3% of an employee's RSU's at the end of each twelve month period thereafter (October 29, 2023 and 2024), subject to the employee's continued employment with the Company through the applicable vesting date.

For the RSU's granted to executives, the service-based vesting will be satisfied with respect to 33.3% of an executive's RSU's on October 29, 2022, the first anniversary of the vesting commencement date, and will be satisfied with respect to 33.3% of an executive's RSU's on June 8th, 2023, and June 8th, 2024, subject to the executive's continued employment with the Company through the applicable vesting date.

Notes to Consolidated Financial Statements — Continued

For the RSU's granted to directors, the service-based vesting will be satisfied with respect to 100% of a director's RSU's on October 29, 2022, the first anniversary of the vesting commencement date, subject to the director's continued employment with the Company through the applicable vesting date.

For the PSU's issued to executives, the performance-based vesting will be satisfied with respect to a percentage of an employee's PSU's, as and when the price per share of Class A Common Stock specified is achieved, on a volume-adjusted weighted-average basis 30 days prior to July 1, 2023, the expiration of the awards, subject to the executives continued employment with the Company through the applicable vesting date.

The Options provide the executive the option to purchase a defined number of shares at a strike price of $10.00. The Options service-based vesting will be satisfied with respect to 33.3% of an executive's Options on October 29, 2022, the first anniversary of the vesting commencement date, and will be satisfied with respect to 33.3% of an executive's Options on June 8th, 2023, and June 8th, 2024, subject to the executives continued employment with the Company through the applicable vesting date.

The Company accounts for forfeitures as they occur.

RSU Valuation

The following table summarizes the activity related to the Company's RSUs for the twelve months ended December 31, 2021 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Wtd. Avg. Grant Date Fair Value
Outstanding as of January 1, 2021	-	$-
Granted	975	$7.92
Vested	-	$-
Forfeited	-	$-
Unvested and outstanding as of December 31, 2021	975	$7.92

The total fair value of RSU's that vested during the twelve months ended December 31, 2021 was $0. As of December 31, 2021, total unrecognized compensation expense related to unvested RSU's was $7.7 million and is expected to be recognized over a weighted-average expected performance period of 2.6 years.

PSU Valuation

The following table summarizes the activity related to the Company's PSUs for the twelve months ended December 31, 2021 (in thousands, except for weighted average grant date fair value):

	Number of PSUs	Wtd. Avg. Grant Date Fair Value
Outstanding as of January 1, 2021	-	$-
Granted	66	$6.05
Vested	-	$-
Forfeited	-	$-
Unvested and outstanding as of December 31, 2021	66	$6.05

The total fair value of PSU's that vested during the twelve months ended December 31, 2021 was $0. As of December 31, 2021, total unrecognized compensation expense related to unvested PSU's was $397,000 and is expected to be recognized over a weighted-average expected performance period of 1.7 years.

The fair-value of the PSU's with market-based vesting conditions was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies with the following assumptions:

Performance Period	1.7
Weighted-Average risk-free interest rate	0.37%
Weighted-average volatility	55.0%
Weighted-average dividend yield	0.0%

The risk-free interest rate utilized is based on a 10-year term-matched zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on annualized standard deviation of daily continuously compounded returns of the Company's peer firms using the Guideline Public Companies method.

Option Valuation

Notes to Consolidated Financial Statements — Continued

The following table summarizes the activity related to the Company's Options for the twelve months ended December 31, 2021 (in thousands, except for weighted average grant date fair value):

	Number of Options	Wtd. Avg. Grant Date Fair Value
Outstanding as of January 1, 2021	-	$-
Granted	131	$5.82
Vested	-	$-
Forfeited	-	$-
Unvested and outstanding as of December 31, 2021	131	$5.82

The total fair value of Options that vested during the twelve months ended December 31, 2021 was $0. As of December 31, 2021, total unrecognized compensation expense related to unvested Options' was $764,000 and is expected to be recognized over a weighted-average expected performance period of 2.6 years.

The fair-value of the Options with market-based vesting conditions was determined on the date of grant using a Black-Scholes-Merton Option Pricing model to simulate total stockholder return for the Company and peer companies with the following assumptions:

Performance Period	0.8
Weighted-Average risk-free interest rate	1.55%
Weighted-average volatility	54.7%
Weighted-average dividend yield	0.0%

The risk-free interest rate utilized is based on an interpolated term-matched zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on annualized standard deviation of daily continuously compounded returns of the Company's peer firms using the Guideline Public Companies method.

In accordance with ASC 718 - Compensation - Stock Compensation, the awards were classified as equity and the Company began recognizing share based compensation expense based on the grant date fair value. Share-based compensation expense is included within Corporate, General and Administrative expenses in the consolidated statements of operations. The company recognized share-based compensation expense as follows (in thousands):

	December 31, 2021	December 31, 2020
RSU's	$290	$-
PSU's	41	-
Options	44	-
Class A Common Stock	966	-
Total share-based compensation expense	$1,341	$-

As of December 31, 2021, no awards have vested and there were no shares of Class A Common Stock issued or outstanding under the 2021 Plan.

In July 2021, the Company’s board of directors authorized an award of 100,000 shares of Class A Common Stock to an executive. The award has not been granted as of December 31, 2021. There are no additional performance or market conditions that will be required to be satisfied before the award is granted. Due to the timing of communicating the terms of the award to the executive, the Company used September 30, 2021 for the grant date fair value. The historical close price of the Class A Common Stock was $9.66 on September 30, 2021. As of December 31, 2021, the Class A Common Stock shares have not been issued for this award.

The Company has recorded Equity Based Compensation expense totaling $1.3 million for the twelve months ended December 31, 2021.

NOTE 9. NET INCOME (LOSS) PER SHARE

The Business Combination was accounted for as a reverse recapitalization by which CMG issued equity for the net assets of the Company accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The Earnout Shares are excluded from the computation of basic net income (loss) per share until the conditions to trigger the issuance of the Earnout Shares have been satisfied. During the twelve months ended December 31, 2021, the first tranche of Earnout Shares totaling 3,200,000 shares of Class A Common Stock were issued to the CMG Sellers and IMC Parent, and such shares are included in the computation of basic net income (loss) per share from the date of issuance for the twelve months ended December 31, 2021. The remaining Earnout Shares totaling 3,200,000 shares were excluded from the computation of basic net income (loss) per share for the

Notes to Consolidated Financial Statements — Continued

twelve months ended December 31, 2021 as the conditions to trigger the issuance of the Earnout Shares had not been satisfied as of December 31, 2021.

The Company excluded the effect of the Public Warrants and the Private Placement Warrants from the computation of diluted net income (loss) per share in the twelve months ended December 31, 2021 as their inclusion would have been anti-dilutive because the Company was in a loss position for the period.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted average number of common share outstanding for the period subsequent to the transactions that occurred in connection with the Business Combination (in thousands, except share and per share data):

	Twelve Months Ended December 31,
	2021	2020
Net (loss) income attributable to CareMax, Inc. Class A common stockholders	$(6,675)	$7,601

Weighted average basic shares outstanding	52,620,980	10,796,069
Weighted average diluted shares outstanding	52,620,980	10,796,069

Net (loss) income per share
Basic	$(0.13)	$0.70
Diluted	$(0.13)	$0.70

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands).

December 31, 2021	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities	$—	$—	$8,375
Liability-classified contingent consideration	—	—	875

The fair value of the Public Warrants issued in connection with the IPO and the Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the IPO has been measured based on the listed market price of such warrants since the IPO. For the twelve months ended December 31, 2021, the Company recognized a benefit resulting from a decrease in the fair value of the derivative warrant liabilities of $20.8 million.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for twelve months ended December 31, 2021.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of the Closing (June 8, 2021) and December 31, 2021:

	December 31, 2021	June 8, 2021
Exercise price	$11.50	$11.50
Unit price	$7.68	$14.92
Volatility	37.6%	29.8%
Expected life of the options to convert	4.44	5
Risk-free rate	1.17%	0.77%
Dividend yield	0.0%	0.0%

Notes to Consolidated Financial Statements — Continued

The change in the fair value of the warrant liabilities for the twelve months ended December 31, 2021 is summarized as follows (in thousands):

Fair value of derivative warrant liabilities at Closing	$29,132
Change in fair value of derivative warrant liabilities	(20,757)
Derivative warrant liabilities at December 31, 2021	$8,375

The following table provides quantitative information regarding Level 3 fair value measurements of the Related Warrants as of the date of issuance:

July 13, 2021
Exercise price	$11.50
Unit price	$13.30
Volatility	50.9%
Expected life of the options to convert	5.00
Risk-free rate	0.85%
Dividend yield	0.0%

The following table provides quantitative information regarding Level 3 fair value measurements of both tranches of the Contingent Consideration for the CMG Sellers and IMC Parent as of the date in which the First Share Price was triggered, causing the instruments to be re-assessed under ASWC 815-40 and subsequent reclassification from liabilities to equity:

CMG Sellers - First Share Price Trigger	July 9, 2021
Share Price Trigger	$12.50
Potential Shares	1,750,000
Beginning Share Price	$14.09
Volatility	60.7%
Remaining Term	0.92
Risk-free rate	0.22%
Dividend yield	0.0%

CMG Sellers - Second Share Price Trigger	July 9, 2021
Share Price Trigger	$15.00
Potential Shares	1,750,000
Beginning Share Price	$14.09
Volatility	60.7%
Remaining Term	1.92
Risk-free rate	0.22%
Dividend yield	0.0%

IMC Parent - First Share Price Trigger	July 9, 2021
Share Price Trigger	$12.50
Potential Shares	1,450,000
Beginning Share Price	$14.09
Volatility	60.7%
Remaining Term	0.92
Risk-free rate	0.22%
Dividend yield	0.0%

IMC Parent - Second Share Price Trigger	July 9, 2021
Share Price Trigger	$15.00
Potential Shares	1,450,000
Beginning Share Price	$14.09
Volatility	60.7%
Remaining Term	1.92
Risk-free rate	0.22%
Dividend yield	0.0%

NOTE 11. RELATED PARTY TRANSACTIONS

Notes to Consolidated Financial Statements — Continued

The Company had a 49% ownership interest in Care Smile, LLC (“Care Smile”), a dental care organization with majority ownership by the dental provider, who is the spouse of a member of the Company's senior management. The Company pays for dental services provided to enrollees by Care Smile on a capitated basis. Total capitation payments for the twelve months ended December 31, 2020 were $222,000. The net loss of Care Smile for the twelve months ended December 31, 2020 was $97,000. Care Smile was voluntarily dissolved on November 24, 2020.

The Company leases certain facilities from related parties under operating leases expiring through 2036. Rent expenses totaled $21,000 for the twelve months ended December 31, 2021.

On July 13, 2021, the Company entered into the Advisory Agreement the Advisor, the substance of which is described in detail in Note 8 - Stockholders Equity – Related Advisory Agreement.

The relative fair value method was used to allocate the $5.0 million purchase price between the shares of Class A Common Stock and the Series A Warrants under the Subscription Agreement. The Company recorded the excess of the grant date fair value difference between the fair value of the equity and Series A Warrants instruments at the grant date (July 13, 2021) as prepaid service contracts totaling $14.5 million, subject to amortization over the terms of the respective agreements. In the twelve months ended December 31, 2021, the Company recognized $215,000 of expense related to amortization of the prepaid service contracts.

The Series B Warrants were assigned a value of $0 as the vesting was not probable at issuance through the twelve months ended December 31, 2021. The grant date fair value of the Series B Warrants will be used to determine the cost of these awards upon the opening of the 12 future sites not yet identified.

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

The board of directors has determined that Mr. Cho is independent under the rules of the Nasdaq Stock Market, LLC. Mr. Cho has been appointed to serve as a member on the Compensation Committee and Nominating and Governance Committee of the Board. As a director of the Company, Mr. Cho will receive compensation in the same manner as the Company’s other non-employee directors and will enter into the Company’s standard indemnification agreement for directors.

NOTE 12. OPERATING LEASES AND COMMITMENTS

The Company has entered into non-cancelable operating lease agreements for office and clinical space expiring at various times through 2031. The operating lease agreements have renewal options ranging from one to seven years. Future minimum rental payments under these lease agreements, including renewal options which are considered reasonably certain of exercise, consisted of the following at December 31, 2021:

Amount
2022	$10,087
2023	10,028
2024	9,715
2025	9,374
2026	8,685
Thereafter	58,763
Total	$106,652

Rent expense, including other related expenses for property taxes, sale taxes, and utilities, was approximately $7.2 million for the twelve months ended December 31, 2021 and $1.5 million for the twelve months ended December 31, 2020, respectively. Rent expense is included in Corporate General and Administrative Expenses in the consolidated statements of operations.

NOTE 13. INCOME TAXES

Prior to the Business Combination on June 8, 2021, CMG was taxed as a partnership for income tax purposes whereby the owners were subject to and liable for the income taxes on earnings of the company. No income tax expense or deferred taxes were recorded by CMG for a prior period and as such no comparable prior year amounts are disclosed. As a result of the current year Business Combination, the tax status of CMG was changed from a partnership to a C Corporation.

Notes to Consolidated Financial Statements — Continued

The components of income tax expense (benefit) from continuing operations for the twelve months ended December 31, 2021 are as follows (in thousands):

December 31, 2021
Deferred:
Federal	$126
State	33
(Decrease) Increase in valuation allowance	-
Total income tax expense	$159

The reconciliation between the effective tax rate and the statutory tax rate is as follows:

December 31, 2021
Federal statutory rate	21.0%
State statutory rate, net of federal benefit	4.9%
Nondeductible Transaction Costs	(14.2%)
Nondeductible/nontaxable or other items	(0.2%)
PPP Loan Forgiveness	8.1%
Change in valuation allowance	(22.1%)
Income tax (expense)	(2.5%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences that give rise to the deferred tax assets and liabilities are depreciation and amortization, interest expense, and net operating loss carryforwards.

The deferred tax assets and liabilities consisted of the following at December 31, 2021 (in thousands):

December 31, 2021
Deferred tax assets:
Accrued Expenses	$2,257
Warrant Liabilities	2,219
Loss carryforwards	15,982
Interest carryforward	6,962
Other	-
Total deferred tax assets	27,420
Valuation allowance	(26,128)
Net deferred tax assets	1,292
Deferred tax liabilities:
Intangibles	(1,480)
Property, plant and equipment	(18)
Prepaid Expenses	(219)
Other	-
Total deferred tax liabilities	(1,717)
Deferred tax liabilities, net	$(425)

The deferred tax assets were fully offset by a valuation allowance at December 31, 2021, except for a portion attributable to a “naked credit” deferred tax liability. As of December 31, 2021 we had federal and state tax loss carryforwards of $60.2 million and $60.9 million, respectively. Federal net operating losses of $9.0 million generated prior to December 31, 2017 will expire in 2037 if not utilized. Federal net operating losses generated after January 1, 2018 will have an indefinite carryforward period. We anticipate approximately $43.9 million in losses and $21.9 million of business expense limitation carried over from the Business Combination with IMC on June 8, 2021 will be subject to potential Section 382 limitations.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

Notes to Consolidated Financial Statements — Continued

We have indefinitely-lived intangible assets consisting of goodwill. Pursuant to FASB ASC 350-10, these indefinitely-lived intangible assets are not amortized for financial reporting purposes. However, these assets are tax deductible, and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of these indefinitely-lived intangible assets. The resulting deferred tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked credit.” This deferred tax liability could remain on our balance sheet indefinitely unless there is an impairment of the related assets (for financial reporting purposes), or the business to which those assets relate were to be disposed of. Due to the fact that the aforementioned deferred tax liability could have an indefinite life, it can only be netted against the portion of our other indefinitely lived deferred tax assets (which primarily relate to post-2018 net operating loss and business interest expense carryforwards) when determining the required valuation allowance. Doing so would result in the understatement of the valuation allowance and related deferred income tax expense. As a result, a full valuation has been recorded against the Company's net deferred tax assets, except for this excess deferred tax liability (“naked credit”).

We are subject to taxation in the United States and Florida. As of December 31, 2021, all tax years from 2017 remain open to examination by the major taxing jurisdictions to which we are subject due to our net operating loss and credit carryforwards from those years. We believe that the income tax filing positions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Therefore, no reserve for uncertain income tax positions has been recorded. Interest and penalties, if any, associated with income tax examinations will be to record such items as a component of income taxes.

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

Malpractice Professional Liability Insurance

The Company may be a party to claims filed against it in the normal course of business, principally related to malpractice assertions. The Company has professional liability insurance coverage on a claims-made basis. Current per claim coverage is limited to $1.0 million and aggregate annual claims of $3.0 million. Should this claims-made policy not be renewed or replaced with equivalent insurance, claims based on incidents occurring during the term of the claims-made policy but reported in subsequent periods would be uninsured. The Company has determined that no accrual is necessary for incurred but not reported (“IBNR”) claims as of December 31, 2021 and 2020. The Company has secured coverage through May 2022, and intends to renew coverage beyond this date.

Litigation

The Company is involved in various legal actions arising in the normal course of business. Management has not identified any legal actions during the fiscal year ended December 31, 2021 that were deemed to be material.

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.