Form 10-K/A
period 2021-12-31
CareMax, Inc.
filed 2022-05-02
CIK 1813914

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

As of April 29, 2022, the registrant had 87,367,972, shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001par value per share, issued and outstanding.

Documents Incorporated by Reference

None

Audit Firm ID	Auditor Name	Auditor Location
100	WithumSmith+Brown, PC	Red Bank, New Jersey

Explanatory Note

CareMax, Inc. (the “Company,” “CareMax,” “we,” “our,” or “us”) is filing this Amendment No. 1 (the “Amended Report”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022 (the “Original Report”), in order to add certain information required by Items 10-14 of Part III of Form 10-K. The Amended Report does not affect any other items in the Original Report.

Except as otherwise expressly stated for the Items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amended Report also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amended Report and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amended Report, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amended Report.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information, including ages as of April 29, 2022, of our executive officers and members of the Company’s Board of Directors (the “Board”).

Name	Age	Position(s)
Carlos A. de Solo	43	Class III Director; Chief Executive Officer
Beatriz Assapimonwait	59	Class II Director
Dr. Jennifer Carter	58	Class I Director
Bryan Cho	49	Class III Director
Dr. Vincent Omachonu	68	Class I Director
Jose R. Rodriguez	63	Class II Director; Chairman of the Board of Directors
Hon. Dr. David J. Shulkin	62	Class II Director
Randy Simpson	53	Class I Director
Kevin Wirges	42	Chief Financial Officer
Alberto de Solo	44	Chief Operating Officer

Directors and Officers

The following is a brief biography of each of our directors and executive officers.

Carlos A. de Solo, has served as our President and Chief Executive Officer, and as a director, since June 8, 2021 (the “Closing Date”). Mr de Solo was a co-founder and the President and Chief Executive Officer of CMG and served in those capacities from May 2011 until the Closing Date. Mr. de Solo has more than 10 years of experience in the healthcare industry. Prior to co-founding CareMax, Mr. de Solo served as Chief Operating Officer and partner of Solera Health Systems, LLC a startup managed healthcare company. Mr. de Solo serves as a board member of the Coral Gables Hospital. Mr. de Solo received a B.B.A. in Accounting and Finance from Florida International University. We believe Mr. de Solo’s experience as co-founder, President and Chief Executive Officer of CMG makes him well qualified to serve as a member of the Board.

Beatriz Assapimonwait has served as an independent director on the Board since September 2021. She has over 39 years of experience in the managed health care industry. Ms. Assapimonwait was, until August 2021, Regional President for the South Florida region at Humana Inc. (NYSE:HUM), one of the largest private insurance health insurers in the U.S. with a focus on administering Medicare Advantage plans. In her role at Humana, Inc., Ms. Assapimonwait was responsible for developing market strategies and leading all market operations for all Medicare lines of business, including HMOs and PPOs for the South Florida region. Prior to her role at Humana, she served as CEO of Family Physicians of Winter Park, Inc., until its acquisition by Humana, Inc., where from December 2016 to July 2019, she led the strategic and operational efforts of a global risk MSO with 22 primary clinics in the Central Florida Region. Additionally, she served as the Vice President of Medicare Advantage Prescription Drug Plans at Aetna, Inc. from November 2014 to November 2016; Chief Operations Officer at Innovacare Health, from January 2014 to October 2014; Founder and President of Seven Stars Quality Healthcare, from July 2013 to December 2013; and Regional President for the North Florida region at Humana, Inc., from January 2009 to June 2013. Ms. Assapimonwait earned her Bachelor of Arts degree from Florida International University in 1983, and is certified in Healthcare Compliance by the Health Care Compliance Association and in HIPAA Compliance from Kennesaw State University. She has won several awards and commendations, including being a Stevie Award Finalist of the American Business Awards for Best Customer Service Organization in 2004 and appointed Preceptor and Clinical Adjunct Faculty for the Healthcare Administration Program in 1997 at the University of Houston-Clear Lake. We believe Ms. Assapimonwait’s experience in the managed health care industry makes her well qualified to serve as a member of the Board.

Dr. Jennifer Carter, has served as an independent director on the Board since the Closing Date. Dr. Carter is a healthcare executive, investor, board member and entrepreneur with a track record of developing and investing in innovative strategies and solutions at the intersection of and healthcare IT and services, digital health and machine learning, precision medicine, and genomics. Dr. Carter has been a Managing Director at Sandbox Industries and Blue Venture Fund since March 2021. Sandbox provides healthcare-related investment management exclusively for the Blue Venture Fund. Previously, Dr. Carter served as Managing Director of JLC Precision Health Strategies from July 2020 to April 2021 and VP and Head of Precision Health at Integral Health (now Valo Health), a Flagship Pioneering company, from March 2019 to August 2020. In 2018, Dr. Carter founded TrialzOWN, Inc. a healthcare company that was acquired in the development stage by Integral Health in March 2019. Prior to serving as CEO of TrialzOWN, Dr. Carter founded N-of-One, Inc. and served as its Chief Executive Officer from 2008 to 2012, and as its Chief Medical Officer from 2012 until its acquisition by Qiagen in 2019. At N-of-One, Dr. Carter led the development of the platform to create of award winning novel treatment strategies for cancer patients. Prior to founding N-of-One, Dr. Carter spent nine years working as an Investment Consultant with Levin Capital Strategies and with other groups specializing in biotechnology and life sciences investments evaluating existing and emerging markets, new medical technologies, and early-stage companies. After obtaining her medical degree, Dr. Carter practiced internal medicine at Mount Auburn Hospital in Cambridge, MA. Dr. Carter has served on the board of directors of Oncocyte (NASDAQ: OCX) since 2020 and multiple private companies. Dr. Carter received a BS degree from Yale University, an MD from Harvard Medical School, an MPH from the Harvard School of Public Health, and an MBA from MIT. We believe Dr. Carter’s experience as a physician and in healthcare management makes her well qualified to serve as a member of the Board.

Bryan Cho has served as an independent director of the Board since July 2021. He is Executive Vice President of The Related Companies, L.P. and a senior partner of the firm’s New York and California development divisions, as well as president of Related’s Senior Living business which currently has close to $2.5 billion in properties under development. Since joining Related in 2000, Bryan has led over $10.0 billion of development ventures creating close to 6,000 new multi-family residences (including over 1,000 units of new construction affordable housing) and over 6.0 million square feet of commercial and institutional non-profit space across the New York City, Los Angeles, and San Francisco metropolitan areas. He is a member of the board of trustees of The Buckley School in New York City, The Stony Brook School, in Stony Brook, New York, as well as a member of the board of directors of homeless services non-profit The Bowery Mission in New York City where he serves as Chair of the Mission’s Real Estate Committee. We believe Mr. Cho’s expertise in real estate, specifically the development of facilities for Medicare eligible populations, makes him well qualified to serve as a member of the Board.

Dr. Vincent Omachonu, has served as an independent director on the Board since the Closing Date Dr. Omachonu is the Chair of the Department of Industrial and Systems Engineering at the University of Miami College of Engineering. Dr. Omachonu is an award-winning expert and author in the field of healthcare quality management and patient experience. His most recent book is titled, Healthcare Value Proposition. He has published several peer-reviewed papers in Technical and professional journals, including Health Services Research, Journal of Population Health, and European Journal of Operational Research. Dr. Omachonu has written extensively about technology and innovation in the services sector. He is a Master Black Belt in Lean Six Sigma Quality Methodology. He earned his bachelor’s and master’s degrees in industrial engineering from the University of Miami, a master’s degree in operations research from Columbia University, and his PhD in industrial engineering from New York University Tandon School of Engineering. We believe Dr. Omachonu’s expertise in healthcare quality management makes him well qualified to serve as a member of the Board.

Jose R. Rodriguez, has served as an independent director on the Board since the Closing Date. Prior to his retirement from KPMG LLP (KPMG), effective March 31, 2021, Mr. Rodriguez was a senior audit partner (admitted to the partnership, July 1995). During his career at KPMG he held various leadership positions, which included serving on its board of directors and as lead director; chief operating officer of KPMG International’s global audit practice; office managing partner; leader of its Audit Committee Institute (ACI); east region professional practice partner and most recently ombudsman. As an audit partner, Mr. Rodriguez had extensive experience with large multinational companies and mid-sized private and publicly held companies, with primary emphasis on industrial manufacturing; consumer markets (retail, automotive, and distribution concerns); pharmaceuticals; healthcare; agribusiness; oil and gas and mergers and acquisitions. Additionally, Mr. Rodriguez is a National Association of Corporate Directors (NACD) Fellow and has been included in the NACD’s D-100 list, which recognizes the most influential people in and around the boardroom. Mr. Rodriguez serves on the board of trustees of Marymount University; board of directors of Latin Corporate Directors Association (treasurer), SECU Family House (Chair-elect), the North Carolina Association of CPAs, the Dean’s Advisory Council at the University of Miami Herbert School of Business (Chair) and the Business School Advisory Board at Wake Forest University. He is a certified public accountant (licensed in FL, NC and NY). Mr. Rodriguez is currently on the board of directors of Primoris Services Corporation (NASDAQ: PRIM) and Popular, Inc. (NASDAQ: BPOP). Mr. Rodriguez received a B.B.A. with a major in accounting from the University of Miami. We believe that Mr. Rodriguez’s in-depth knowledge and understanding of generally accepted accounting principles, his experience in auditing and SEC reporting, mergers and acquisitions, understanding of the responsibilities and functions of audit committees and experience in corporate governance makes him well qualified to serve as a member of the Board.

Hon. David J. Shulkin, M.D., has served as an independent director on the Board since July 2020. Since 2018, Dr. Shulkin has served as the President of Shulkin Solutions, LLC, which works with healthcare organizations and companies to foster innovation and improve well-being for patients. Previously, Dr. Shulkin served as the ninth United States Secretary of Veterans Affairs from February 2017 to April 2018 and the Under Secretary of Veterans Affairs for Health from July 2015 to February 2017. Prior to coming to such appointments, Dr. Shulkin was a healthcare executive, having served as chief executive of leading hospitals and health systems including Beth Israel in New York City and Morristown Medical Center in Northern New Jersey. Dr. Shulkin has also held numerous physician leadership roles including the Chief Medical Officer of the University of Pennsylvania Health System, the Hospital of the University of Pennsylvania, Temple University Hospital, and the Medical College of Pennsylvania Hospital. Dr. Shulkin has held academic positions including the Chairman of Medicine and Vice Dean at Drexel University School of Medicine. As an entrepreneur, Dr. Shulkin founded and served as the Chairman and CEO of DoctorQuality, one of the first consumer-orientated sources of information for quality and safety in healthcare. Dr. Shulkin serves on the boards of Cactus Acquisition Corp. 1 Ltd. (NASDAQ: CCTS) and Orasure Technologies, Inc. (NASDAQ: OSUR). He has also previously served on boards of managed care companies, technology companies, and health care organizations. Dr. Shulkin was the 2018 University of Pennsylvania Leonard Davis Institute Distinguished Health Policy Fellow. He is board-certified internist. He received his medical degree from the Medical College of Pennsylvania, his internship at Yale University School of Medicine, and a residency and Fellowship in General Medicine at the University of Pittsburgh Presbyterian Medical Center. He received advanced training in outcomes research and economics as a Robert Wood Johnson Foundation Clinical Scholar at the University of Pennsylvania. We believe that Dr. Shulkin’s significant management experience in the healthcare and technology industries makes him well qualified to serve as a member of the Board.

Randy Simpson, has served as an independent director on the Board since the Closing Date. Mr. Simson is the co-founder and a director of Orion Acquisition Corp. (NASDAQ: OHPA). Recently, Mr. Simpson served as a Partner and Head of the Healthcare Group at Glenview Capital Management, an investment fund with over $7 million of capital under management as of 2019, where he was a member of Glenview’s investment team and managed its healthcare investment team through December 2019. Mr. Simpson joined Glenview Capital Management in September 2005 and was named Partner in April 2011. Mr. Simpson was a senior member of Glenview Capital Management’s investment team and managed Glenview Capital Management’s healthcare investments through 2019. Prior to joining Glenview Capital Management, Mr. Simpson was an equity research analyst at Goldman Sachs from 2003 until 2005, and before that, he spent three years as a generalist in the M&A group at Credit Suisse First Boston. Mr. Simpson served on the Board of Directors of Tenet Healthcare Corporation (NYSE: THC) from January 2016 through August 2017 and Butterfly Network, Inc. (NYSE: BFLY) from May 2020 through February 2021. He received his M.B.A. in Finance and Accounting from the University of Chicago. Mr. Simpson also earned a J.D. from Georgetown University Law Center and a Bachelor of Arts in Quantitative Economics and Decision Sciences from the University of California, San Diego. We believe that Mr. Simpson’s significant investment experience makes him well qualified to serve as a member of the Board.

Alberto de Solo, has served as our Executive Vice President and Chief Operating Officer since the Closing Date. Prior to the Closing Date, Mr. de Solo was the Chief Financial Officer of CMG and served in that capacity since May 2011. Between July 2005 and May 2011, Mr. de Solo held several executive positions at Merrill Lynch. Mr. de Solo received a B.B.A. in Accounting and Finance from Florida International University.

Kevin Wirges, has served as our Executive Vice President, Treasurer and Chief Financial Officer since the Closing Date. Prior to the Closing Date, Mr. Wirges was the Chief Financial Officer of IMC and served in that capacity since September 2017. Between October 2015 and September 2017, Mr. Wirges was Regional Vice President, Finance, Medicare East Region at Anthem, one of the largest health benefits companies in the United States. Prior to Anthem’s acquisition of Simply Healthcare Plans in 2015, Mr. Wirges held several executive positions at Simply Healthcare Plans, which was one of the largest privately owned Health Maintenance Organizations, including Chief Financial Officer, Vice President of Finance and Controller. Mr. Wirges received a B.B.A. in Accounting from the University of Central Arkansas.

Family Relationships

Carlos A. de Solo, our President, Chief Executive Officer and a director, and Alberto de Solo, our Executive Vice President and Chief Operating Officer, are brothers. Other than the foregoing, there are no family relationships among any of our executive officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and The Nasdaq Stock Market LLC (“Nasdaq”). Such executive officers, directors and stockholders also are required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the year ended December 31, 2021.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, executive officers and employees that complies with the rules and regulations of the Nasdaq, which is available on our website at www.caremax.com. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics by posting on our corporate website (www.caremax.com). The information on our website does not constitute part of this annual report.

Committees of the Board of Directors

The standing committees of the Board currently include an audit committee, a compensation committee and a nominating and corporate governance committee and a compliance committee. Each of the committees will report to the Board as they deem appropriate and as the Board may request. The initial composition, duties and responsibilities of these committees are set forth below.

Audit Committee

The principal functions of the audit committee include, among other things:

• the appointment, compensation, retention, replacement and oversight of the work of the independent registered public accounting firm engaged by us;

• pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

• reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

• setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

• setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

• obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

• reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

• reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The audit committee consists of Messrs. Rodriguez and Simpson and Dr. Shulkin, with Mr. Rodriguez serving as the chair of the audit committee. The Board has determined that each of Messrs. Rodriguez and Simpson and Dr. Shulkin qualify as independent directors according to the rules and regulations of the SEC and Nasdaq with respect to audit committee membership. We also believe that each of Messrs. Rodriguez and Simpson qualify as an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K. The Board has adopted a written charter for the audit committee, which is available free of charge on our corporate website (www.caremax.com). The information on our website is not part of this annual report.

Compensation Committee

The principal functions of the compensation committee include, among other things:

• reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration of our Chief Executive Officer based on such evaluation;

• reviewing and approving on an annual basis the compensation of all of our other executive officers;

• reviewing on an annual basis our executive compensation policies and plans;

• implementing and administering our incentive compensation equity-based remuneration plans; assisting management in complying with our proxy statement and annual report disclosure requirements;

• approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

• if required, producing a report on executive compensation to be included in our annual proxy statement; and

• reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee consists of Drs. Carter and Shulkin, Ms. Assapimonwait and Mr. Cho, with Dr. Shulkin serving as the chair of the compensation committee. The Board has determined that each of Drs. Carter and Shulkin, Ms. Assapimonwait and Mr. Cho qualify as independent directors according to the rules and regulations of the SEC and Nasdaq with respect to compensation committee membership. The Board has adopted a written charter for the compensation committee, which is available free of charge on our corporate website (www.caremax.com). The information on our website is not part of this annual report.

Nominating and Corporate Governance Committee

The principal functions of the nominating and corporate governance committee include, among other things:

• identifying and screening individuals qualified to become Board members;

• selecting, or recommending to the Board, director nominees for each election of directors;

• reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors;

• developing and recommending to the Board criteria for selecting qualified director candidates;

• considering committee member qualifications, appointment and removal;

• overseeing our corporate governance policies and reporting;

• making recommendations to the Board concerning governance matters; and

• providing oversight in the evaluation of the Board and each committee.

The nominating and corporate governance committee consists of Dr. Omachonu and Messrs. Cho and Simpson, with Mr. Simpson serving as the chair of the nominating and corporate governance committee. The Board has determined that each of Dr. Omachonu and Messrs. Cho and Simpson qualify as independent directors according to the rules and regulations of Nasdaq. The Board has adopted a written charter for the nominating and corporate governance committee, which is available free of charge on our corporate website (www. caremax.com). The information on our website is not part of this annual report.

Compliance Committee

The principal functions of the compliance committee include, among other things:

• overseeing our activities in the area of compliance with applicable laws and regulations related to the provision of healthcare or healthcare-related services;

• assessing management’s implementation of a compliance program;

• evaluating the adequacy and effectiveness of policies and procedures to ensure our compliance with applicable laws and regulations;

• overseeing the organization, responsibilities, plans, budget, staffing and performance of our compliance department, including its independence, authority and reporting obligations;

• overseeing the appointment and review of members of our compliance department, including a review of reports and summaries related to compliance matters;

• monitoring any significant internal and external investigations;

• monitoring our actions in response to applicable legislative, regulatory and legal developments;

• determining the appropriate mechanisms for employees to seek guidance to report compliance concerns; and

• overseeing our compliance risk assessment activities and efforts to promote an ethical culture.

The compliance committee consists of Drs. Carter and Omachonu and Mr. Rodriguez, with Dr. Carter serving as the chair of the compliance committee.

Item 11. Executive Compensation.

We are considered a smaller reporting company and an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. For the fiscal year ended December 31, 2021, our named executive officers (“NEOs”) were:

• Carlos A. de Solo, President and Chief Executive Officer;

•Kevin Wirges, Executive Vice President, Treasurer and Chief Financial Officer; and

•Alberto R. de Solo, Executive Vice President and Chief Operating Officer.

Our compensation policies and philosophies are designed to align compensation with business objectives, while also enabling us to attract, motivate and retain individuals who contribute to our long-term success. Following the transactions contemplated by that certain Business Combination Agreement, dated as of December 18, 2020 (the “Business Combination Agreement”), by and among the Company, the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”), CareMax Medical Group, L.L.C. ("CMG"), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), and, solely for the limited purposes specified therein, Deerfield Partners, L.P (“Deerfield Partners”), and the related financing transactions (the “Business Combination”), our compensation committee has recommended the compensation to be paid to our NEOs, which has been approved by the Board. The compensation of our NEOs since the Business Combination has primarily consisted of salary, equity-based incentive awards and an annual discretionary performance bonus as described below. For a description of the compensation of our NEOs who were NEOs prior to the Business Combination, see “Narrative Disclosure to the Summary Compensation Table — Management Payments and Distributions” below.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to our NEOs for the fiscal years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carlos A. de Solo President and Chief Executive Officer	2021	$419,465	325,000(1)	527,456	249,678	—	—	$120,000(2)	$1,541,599
	2020	$111,946(3)			—	—	—	$2,688,000(2)	$2,799,946
Kevin Wirges Executive Vice President, Treasurer and Chief Financial Officer(4)	2021	$321,538(4)	256,500(5)	163,524	77,406	—	—	$—	$818,968
	2020	275,000(4)	182,500 (6)	—	—	—	—	—	457,500
Alberto R. de Solo Executive Vice President and Chief Operating Officer	2021	$309,465	225,000(1)	232,376	109,998	—	—	$121,271(2)	$998,110
	2020	$111,946(3)	—	—	—	—	—	$1,430,000(2)	$1,541,946

(1) Consists of a bonus of 100% of the target amount, pro-rated for the period from June 8, 2021 through December 31, 2021.

(2) Prior to the Business Combination, each of Messrs. Carlos de Solo and Alberto de Solo, through a management company wholly-owned by such NEO, was an indirect owner of limited liability company interests of CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), CareHoldings (which held the interests of CareOptimize) and Managed Healthcare Partners, LLC (“Managed Healthcare Partners”), and was entitled to receive distributions of profits and/or losses in proportion to such NEO’s limited liability company interests held respectively in, CMG, CareHoldings and Managed Healthcare Partners, or in respect of taxes, in each case, under the terms of the applicable limited liability company agreement for CMG and CareHoldings. In addition, each of the management companies for such NEOs was party to a management services agreement with CMG and was entitled to receive management payments pursuant to the terms of such management services agreements. All other compensation for each of Messrs. Carlos de Solo and Alberto de Solo for the year ended December 31, 2021 and December 31, 2020 reflects for the applicable period the aggregate amount of such distributions or management payments made to such NEO, and in the case of Mr. Alberto de Solo, includes $1,271 paid to Mr. de Solo as 401(k) match. See “Management Payments and Distributions” and “Additional Narrative Disclosure – Retirement Benefits” below for further information on such distributions and payments.

(3) Salary reflects the compensation reported on Form W-2 that was paid to the respective NEO for the years ended December 31, 2021 and December 31, 2020, as applicable, by Managed Healthcare Partners.

(4) Mr. Wirges was appointed as the Company’s Executive Vice President, Treasurer and Chief Financial Officer, effective as of the completion of the Business Combination (the “Closing”). Prior to the Closing, Mr. Wirges was the Chief Financial Officer of IMC, and all amounts reported for Mr. Wirges for periods prior to June 8, 2021 reflect Mr. Wirges’ compensation as the Chief Financial Officer of IMC.

(5) Consists of a (i) bonus of $81,500 paid in 2021 prior to the execution of Mr. Wirges’ employment agreement and (ii) a bonus of $175,000, which was 100% of the target amount under Mr. Wirges’ employment agreement, pro-rated for the period from June 8, 2021 through December 31, 2021.

(6) Consists of (i) a retention bonus of $100,000 earned and paid in 2020 by IMC and (ii) an annual bonus of $82,500 for the 2020 fiscal year paid by IMC in 2021.

Narrative Disclosure to the Summary Compensation Table

Employment Agreements

Each of the NEOs entered into an employment agreement with Managed Healthcare Partners, which became a subsidiary of the Company in connection with the Business Combination, on December 13, 2021. (each, an “Employment Agreement,” and collectively, the “Employment Agreements”). The narrative below summarizes the payments and benefits that each NEO is currently eligible to receive on an annual basis.

Base Salary

Each NEO’s base salary is set at a level that is intended to reflect the executive’s duties, authorities, contributions, prior experience and performance. The Employment Agreements provide for annual salaries of $650,000, $350,000 and $450,000 for Messrs. Carlos de Solo, Wirges and Alberto de Solo, respectively, in each case subject to annual review by the Board.

Bonus Compensation

Each NEO is entitled to participate in our annual cash bonus plan that is applicable for the relevant fiscal year. The annual cash bonus plan provides for discretionary bonuses. Under the Employment Agreements, the annual target cash bonus opportunity for the NEOs may not be less than 100% of each Executive’s base salary, including a pro-rated bonus for the period from June 8, 2021 through December 31, 2021. The target cash bonus opportunities set by the compensation committee for 2021 were set at 100% for each of our NEOs and were based on the achievement of certain financial and operational metrics. Bonuses awarded for fiscal 2021 to Messrs. Carlos de Solo, Alberto de Solo and Wirges are included in the “Bonus” column of the Summary Compensation Table.

Other Compensation Elements

Each NEO is entitled to annual vacation and paid time off in accordance with the terms and conditions of the applicable plan or policy. Subject to the terms of any applicable plans, policies or programs, each NEO is entitled to participate in employee retirement and welfare benefit plans available to senior level executive employees generally. See “Additional Narrative Disclosure – Retirement Benefits” below for further information regarding the Company’s retirement benefits. Each NEO is reimbursed by for all ordinary and reasonable expenses incurred in the course of the performance of employment services.

Long Term Incentive Compensation

Each NEO is eligible to participate in the Company’s 2021 Long-Term Incentive Plan (the “Incentive Plan”), which provides for the grant of awards in the form of stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units, and other stock-based awards to officers and employees, non-employee directors, officers, and service providers. As of December 31, 2021, the maximum aggregate number of shares of our Class A common stock, $0.0001 par value per share (“Class A Common Stock”), that were reserved for issuance under the Incentive Plan was 5.6 million shares of Class A Common Stock, excluding outstanding awards that may become vested and/or exercisable into an aggregate of up to 1.4 million shares of Class A Common Stock. The maximum aggregate number of shares became subject to annual increases beginning on January 1, 2022 and continuing on the first day of each subsequent fiscal year through and including the tenth anniversary of the commencement of the initial annual increase, equal to the lesser of four percent of the number of shares of Class A Common Stock outstanding at the conclusion of the Company’s immediately preceding fiscal year (excluding any such outstanding shares of Class A Common Stock granted under the Incentive Plan), or an amount determined by the Company’s Board. As of December 31, 2021, the Company had only granted awards in the form of restricted stock units (“RSUs”), options to purchase shares of Class A Common Stock (“Options”) and performance stock units (“PSUs”).

In October 2021, the compensation committee recommended, and the Board approved, awards of 42,900, 13,300 and 18,900 RSUs, and an equal number of Options at an exercise price of $10.00 per share, to each of Messrs. Carlos de Solo, Wirges and Alberto de Solo, respectively, which vest in three equal installments on October 29, 2022, June 8, 2023 and June 8, 2024. Additionally, in October 2021, the compensation committee recommended, and the Board approved, awards of a base number of 21,450, 6,650 and 9,450 PSUs to Messrs. Carlos de Solo, Wirges and Alberto de Solo, respectively. The PSUs vest based on the volume weighted average price (the "VWAP") of the Class A Common Stock during the thirty trading days prior to July 1, 2023 (the “Measurement Period”), and the actual amount of PSUs that may vest is between zero and two times the base number of PSUs depending on the VWAP of the Class A Common Stock during the Measurement Period.

The grant date fair value attributable to the awards of RSUs and PSUs granted to each NEO is reported in the “Stock Awards” column of the Summary Compensation Table, and the grant date fair value attributable to the awards of the Options is reported in the “Stock Awards” column of the Summary Compensation Table.

Management Payments and Distributions

The table below reflects payments made to Messrs. Carlos de Solo and Alberto de Solo as an indirect owner of limited liability company interests of CMG, CareHoldings (which held the interests of CareOptimize) and Managed Healthcare Partners, and as management payments pursuant to the terms of management services agreements with CMG.

		CareMax Distribution			Managed Healthcare Partners Management Payment	Total ($)
	Year			Management Payment			Distribution
Carlos A. de Solo	2021	$—	$—	$—	$120,000	$$120,000
	2020	$2,183,000	$220,000	$45,000	$240,000	$2,688,000
Alberto R. de Solo	2021	$—	$—	$—	$120,000	$120,000
	2020	$925,000	$220,000	$45,000	$240,000	$1,430,000

Prior to the Business Combination, which was consummated on June 8, 2021, each of Messrs. Carlos de Solo and Alberto de Solo received a base salary amount as an employee of Managed Healthcare Partners. Additionally, each of Messrs. Carlos de Solo and Alberto de Solo, through a management company wholly-owned by such NEO, was an indirect owner of limited liability company interests of each of CMG, CareHoldings and Managed Healthcare Partners and was entitled to receive distributions of profits and/or losses in proportion to such NEO’s limited liability company interests held respectively in CareMax, CareHoldings and Managed Healthcare Partners, as applicable, or in respect of taxes under the terms of the applicable limited liability company agreement for CareMax, CareHoldings or Managed Healthcare Partners. In addition, each of the management companies for Messrs. Carlos de Solo and Alberto de Solo was party to a management services agreement with CMG pursuant to which such management company agreed to dedicate an individual to provide executive management services to CMG and its subsidiaries or affiliates. In consideration for such services, CMG agreed to make management payments up to a maximum of $500,000 per year pursuant to the terms of each such management services agreements.

In connection with the Closing, each of the management services agreements were terminated and CMG, CareHoldings and Managed Healthcare Partners became wholly owned subsidiaries of the Company and the terms of the limited liability company agreements for CareMax, CareHoldings and Managed Healthcare Partners were amended. As a result, since the Closing Date, the NEOs, through their respective management companies, have not been entitled to distributions profits and/or losses or in respect of taxes under the applicable limited liability company agreements for CMG, CareHoldings or Managed Healthcare Partners.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by the NEOs as of December 31, 2021, all of which were granted under the Incentive Plan.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Carlos A. de Solo	42,900	42,900	10.00	10/29/2031	—	—
	—	—	—	—	42,900(2)	329,472
	—	—	—	—	21,450(3)	164,736
Kevin Wirges	13,300	13,300	10.00	10/29/2031	—	—
	—	—	—	—	13,300(2)	102,144
	—	—	—	—	6,650(3)	51,072
Alberto R. de Solo	18,900	18,900	10.00	10/29/2031	—	—
	—	—	—	—	18,900(2)	145,152
	—	—	—	—	9,450(3)	72,576
(1)
The market value of unvested stock awards is based on the closing market price of our Class A Common Stock on December 31, 2021 of $7.68.
(2)
Represents RSUs which vest in three equal installments on October 29, 2022, June 8, 2023 and June 8, 2024.
(3)
Represents PSUs which vest based on the VWAP of the Common Stock during the Measurement Period, and the actual amount of PSUs that may vest is between zero and two times the base number of PSUs depending on the VWAP of the Class A Common Stock during the Measurement Period.

Additional Narrative Disclosure

Retirement Benefits

The Company currently maintains a retirement plan intended to provide benefits under section 401(k) of the Code, in which employees, including the NEOs, are allowed to contribute portions of their base compensation to a tax-qualified retirement account. The Company matches eligible employee contributions up to 4% of eligible compensation which are subject to a vesting period over six years. CareMax may also make voluntary contributions in addition to the match above based on management discretion, which are also subject to the vesting period. Each of the NEOs is entitled to participate in the 401(k) plan; however, for the year ended December 31, 2021, Mr. Alberto de Solo was the only NEO who participated in the 401(k) plan.

Potential Payments Upon Termination or Change in Control

Each Employment Agreement provides that upon a termination of employment without “Cause” or for “Good Reason” (as such terms are defined in the Employment Agreements), the respective NEO will receive cash severance, the target bonus for the year in which such termination occurs and certain healthcare benefits, with the cash severance being equal to 24 months of base salary for Mr. Carlos de Solo and 12 months of base salary for each other NEO; provided that upon a termination of employment without “Cause” or for “Good Reason” within 12 months following a “change in control” (as defined in the Incentive Plan), each of Messrs. Alberto de Solo and Wirges will receive cash severance equal to 18 months of base salary. Severance and termination benefits payable pursuant to each Employment Agreement are subject to the respective NEO’s execution of a release of claims and compliance with restrictive covenants, including non-competition and non-solicitation and non-disparagement covenants.

Directors

No members of the Board received compensation for their services to Deerfield Healthcare Technology Acquisitions Corp., a Delaware corporation, now known as CareMax, Inc., prior to the Closing. The non-employee directors of the Company are entitled to the following compensation for their service on the Board: (i) an annual cash retainer of $70,000, paid quarterly; (ii) an equity retainer of RSUs with a grant date fair value equal to $135,000, granted annually upon election; (iii) an annual retainer of $87,500 for the Chair and $25,000 for the Lead Independent Director, in each case if elected, payable quarterly in cash, (iv) an annual retainer of $30,000 for the chair of the audit committee, payable quarterly in cash or, if elected by such director upon annual election to the Board or in advance thereof, in RSUs on the same terms as such director’s annual equity retainer; and (v) an annual retainer of $20,000 for chair of each other committee of the Board, payable quarterly in cash or, if elected by such director upon annual election to the Board or in advance thereof, in RSUs on the same terms as such director’s annual equity retainer. Each grant of RSUs described above will vest in full on the first anniversary of the grant date subject to continued service on the Board. The table below sets forth the compensation received by each of our non-employee directors from the Closing Date through December 31, 2021. Employee directors are not compensated for their additional service provided to the Board and thus are not included in the table below:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Richard Barasch(3)	403,686	—	403,686
Jose R. Rodriguez(4)	45,481	152,955	198,436
Beatriz Assapimonwait	20,543	143,685	164,228
Dr. Jennifer Carter	39,231	143,685	182,916
Bryan Cho	32,527	125,145	157,672
Dr. Vincent Omachonu	23,016	125,145	148,161
Hon. Dr. David J. Shulkin	39,231	143,685	182,916
Randy Simpson	39,231	143,685	182,916

(1) Includes amounts paid for each director’s annual retainer amount for Board, committee and committee chair service, as applicable, pro-rated for each director’s service through December 31, 2021.

(2) Represents the aggregate grant date fair value of RSUs granted to each of non-employee director on October 29, 2021 determined in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of such restricted stock units granted in 2021 are set forth in Note 8 to our audited consolidated financial statements included in the Original Report. The RSUs granted to these non-employee directors will vest in full on October 29, 2022, subject to the director’s continued service on the Board. As of December 31, 2021, all outstanding RSU awards held by our non-employee directors had not yet vested.

(3)
Includes amounts paid for Mr. Barasch’s annual retainer amount for Board service and for service as Executive Chair of the Board, which was pro-rated from the Closing Date through December 31, 202. Prior to the Closing Date, Mr. Barasch did not receive any compensation for service on the board of directors of DFHT.

(4) In addition to Mr. Rodriguez’s pro-rated annual retainer amount for service on the Board, the compliance committee and as Chair of the audit committee, includes a pro-rated fee for service as Lead Independent Director from October 1, 2021, through December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of our Class A Common Stock as of April 29, 2022 by:

• each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of Class A Common Stock;

• each of our executive officers and directors; and

• all executive officers and directors of the Company as a group.

The beneficial ownership percentages set forth in the table below are based on 87,367,972 shares of Class A Common Stock issued and outstanding as of April 29, 2022, plus, with respect to each beneficial owner, the number of shares of our Class A Common Stock such person had the right to acquire within 60 days of April 29, 2022. Beneficial ownership for the purposes of the following table is determined according to the rules and regulations of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In accordance with Rule 13d-3 under the Exchange Act, any securities which are subject to options, warrants, rights or conversion privileges exercisable or convertible into shares of Class A Common Stock within 60 days are deemed to be outstanding solely for the purpose of computing the percentage of outstanding Class A Common Stock owned by the beneficial owner of such securities but shall not be deemed to be outstanding for the purpose of computing the percentage of Class A Common Stock owned by any other person. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock beneficially owned by them.

Name of Beneficial Owners(1)	Number of Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Class A Common Stock
Directors and Executive Officers:
Carlos A. de Solo(2)	6,416,926	7.34%
Alberto de Solo(3)	2,894,429	3.31%
Kevin Wirges(4)	146,080	*
Beatriz Assapimonwait	—	—
Hon. Dr. David J. Shulkin(5)	25,000	*
Randy Simpson(6)	421,063	*
Dr. Jennifer Carter	—	—
Jose R. Rodriguez	1,500	*
Dr. Vincent Omachonu	—	—
Bryan Cho(7)	3,000,000	3.36%
All directors and executive officers as a group (10 individuals)	12,361,869	14.77%
Five Percent Holders:
Entities affiliated with Deerfield Management Company, L.P., including Deerfield Partners, L.P. and DFHTA Sponsor LLC(8)	18,691,423	21.39%
Entities affiliated with Athyrium Capital Management, LP (9)	4,487,219	5.14%
Comvest IMC Holdings, LLC(10)	5,290,687	6.06%
O.M. Investment Group, Inc.(2)	6,416,926	7.33%
Entities affiliated with Eminence Capital, LP(12)	8,079,616	9.25%

* Less than one percent

(1) Unless otherwise indicated, the business address of each of the individuals and entities is 1000 NW 57 Court, Suite 400, Miami, FL 33126.

(2) Represents the aggregate number of shares of Class A Common Stock held indirectly by Carlos de Solo, his spouse and family trusts through an investment vehicle, O.M. Investment Group, Inc. (“O.M”).Includes 16,000 shares Class A Common Stock (the “O.M. Escrow Shares”) held in escrow immediately following the Closing, which are subject to forfeiture in connection with the post-closing adjustment obligations of the CMG Sellers in accordance with the Business Combination Agreement, O.M. and Mr. de Solo may be deemed to beneficially own the O.M. Escrow Shares, and each disclaims beneficial ownership of the O.M. Escrow Shares except to the extent of O.M. and Mr. de Solo’s pecuniary interest therein.

(3) Represents the aggregate number of shares of Class A Common Stock held indirectly by Alberto de Solo, his spouse and a family trust through an investment vehicle, C.D.G.

(4) Represents 146,080 shares of Class A Common Stock previously held by IMC Parent and distributed to Mr. Wirges as a partner in IMC Parent.

(5) Represents 25,000 Founder Shares (as defined in Item 13 – Certain Relationships and Related Transactions, and Director Independence, below).

(6) Represents (i) 281,309 shares of Class A Common Stock and (ii) 139,754 shares of Class A Common Stock underlying an equal number of warrants originally issued as part of units in the Company’s initial public offering (the “IPO”) at an exercise price of $11.50 per share of Class A Common Stock (the “Public Warrants”), each held by Mr. Simpson prior to Closing.

(7) Represents 500,000 Advisor Shares (as defined in Item 13 – Certain Relationships and Related Transactions, and Director Independence, below), 2,000,000 Series A Warrant Shares (as defined in Item 13 – Certain Relationships and Related Transactions, and Director Independence, below) underling an equal number of Series A Warrants (as defined in Item 13 – Certain Relationships and Related Transactions, and Director Independence, below) and 500,000 Series B Warrant Shares (as defined in Item 13 – Certain Relationships and Related Transactions, and Director Independence, below) underling an equal number of vested Series B Warrants (as defined in Item 13 – Certain Relationships and Related Transactions, and Director Independence, below), in each case held by the Advisor (as defined in Item 13 – Certain Relationships and Related Transactions, and Director Independence, below), none of which are registered hereunder. Excludes 5,500,000 Series B Warrant Shares underlying underling an equal number of unvested Series B Warrants. As of April 29, 2022, the Advisor did not have the right to acquire such Series B Warrant Shares within 60 days of such date.

(8) Represents 12,960,000 shares of Class A Common Stock held directly by Deerfield Partners; (ii) 672,000 shares of Class A Common Stock underlying an equal number of warrants held directly by Deerfield Partners; (iii) 2,851,090 shares of Class A Common Stock, 2,158,333 Private Warrants and an equal number shares of Class A Common Stock underlying such Private Warrants (as defined in Item 13 – Certain Relationships and Related Transactions, and Director Independence, below) previously held by DFHTA Sponsor LLC (the “Sponsor”) and distributed to Deerfield Partners as a member of the Sponsor; and (iv) 50,000 shares of Class A Common Stock held directly by Steven Hochberg, a partner in Deerfield Management, for the benefit, and at the direction, of Deerfield Management Company, L.P., a Delaware series limited partnership (Series C) and its affiliates (“Deerfield Management”). The address of all entities affiliated with Deerfield Management is 345 Park Avenue South, 12th Floor, New York, New York 10010.

(9) Consists of 13,194 shares of Class A Common Stock directly held by Athyrium Opportunities III Acquisition LP and 4,474,025 shares of Class A Common Stock directly held by Athyrium Opportunities III Acquisition 2 LP. Athyrium Opportunities Associates III GP LLC is the general partner of Athyrium Opportunities Associates III LP, which is the general partner of Athyrium Opportunities III Acquisition LP and Athyrium Opportunities III Acquisition 2 LP. Jeffrey A. Ferrell is President of Athyrium Opportunities Associates III GP LLC and the Managing Member of Athyrium Funds GP Holdings LLC, which is the Managing Member of Athyrium Opportunities Associates III GP LLC, and in his capacity as such may be deemed to exercise shared voting and investment power over the shares owned by Athyrium Opportunities III Acquisition LP and Athyrium Opportunities III Acquisition 2 LP. Jeffrey A. Ferrell and each of the foregoing entities disclaims beneficial ownership of such shares that he or it does not directly own except to the extent of his or its pecuniary interest therein. The business address of each of the foregoing is c/o Athyrium Capital Management, LP, 505 Fifth Avenue, Floor 18, New York, New York 10017.

(10) Represents 5,290,687 shares of Class A Common Stock previously held by IMC Parent and distributed to Comvest IMC Holdings, LLC as a partner in IMC Parent. The address of Comvest IMC Holdings, LLC is 525 Okeechobee Boulevard, Suite 1010, West Palm Beach, Florida 33401.

(11) Represents (a) 3,426,488 shares owned of record by Eminence Holdings LLC (“Eminence Holdings”) and (b) 573,512 shares owned of record by EC Longhorn LLC (“Longhorn”) and includes 4,079,616 shares of Class A Common Stock that are not registered hereunder. Eminence Capital, LP (“Eminence Capital”) serves as the investment adviser to each of Eminence Holdings and Longhorn. Ricky C. Sandler is the Chief Executive Officer of Eminence Capital. Mr. Sandler and Eminence Capital may be deemed to have shared voting and dispositive power over the shares owned of record by Eminence Holdings and Longhorn. Each of Mr. Sandler and Eminence Capital expressly disclaims beneficial ownership of such securities. The principal business address of Eminence Capital, LP and its affiliates is 399 Park Avenue, 25th Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation and indemnification arrangements for our directors and executive officers, which are described elsewhere in this annual report, the following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

• the Company, DFHT, CMG or IMC have been or are to be a participant;

• the amounts involved exceeded or exceeds the lesser of (i) $120,000 or (ii) 1% of the average of our total assets on a consolidated basis at year end for the past two fiscal years; and

• any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

DFHT’s Related Party Transactions

Founder Shares / Sponsor

On May 22, 2020, the Sponsor purchased an aggregate of 2,875,000 shares of Class B common stock , $0.0001 par value per share (“Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”) initially purchased by the Sponsor in a private placement prior to the IPO and the shares of Class A Common Stock that were issued upon the automatic conversion of the shares of Class B Common Stock at the time of the Closing (the “Founder Shares”) in exchange for a capital contribution of $25,000, or approximately $0.009 per share. On June 25, 2020, DFHT effected a 1:1.25 stock split of the Class B Common Stock resulting in the Sponsor holding an aggregate of 3,593,750 founder shares. In June 2020, the Sponsor transferred 50,000 Founder Shares to each of Steven Hochberg, Christopher Wolfe, and Richard Barasch, who were DFHT’s executive officers at such time, and 25,000 Founder Shares to each of Dr. Peter J. Fitzgerald, Dr. Linda Grais and Hon. Dr. David J. Shulkin, who were DFHT’s independent directors, for the same per-share price initially paid by the Sponsor, resulting in the Sponsor holding 3,368,750 Founder Shares. The number of Founder Shares outstanding was determined so that such Founder Shares would represent 20% of the outstanding shares after the IPO.

The Sponsor and its executive officers and directors, who were the holders of the Founder Shares prior to the IPO (the “Initial Stockholders”) agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

Business Combination Lock-Up Agreement

In connection with the execution of the Business Combination Agreement, DFHT entered into that certain lock-up agreement, dated December 18, 2020, by and between DFHT, the Sponsor, Deerfield Partners, certain other stockholders of DFHT, the CMG Sellers and IMC Parent (the “Business Combination Lock-up Agreement”) pursuant to which, subject to certain exceptions, the Business Combination Lock-Up Holders (as defined in the Business Combination Lock-up Agreement) agreed to not transfer specified shares of Class A Common Stock until the earlier of (i) six, nine or twelve months (as applicable to shares of Class A Common Stock of each Business Combination Lock-Up Holders) after the date of the Closing, (ii) only with respect to certain shares of Class A Common Stock of the Business Combination Lock-Up Holders, the date on which, subsequent to the Business Combination, the VWAP of Class A Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 calendar days after the Closing, and (iii) the date following the Closing Date on which we complete a Change in Control Transaction (as defined in the Business Combination Agreement).

Consent and Waiver Letter

In connection with the execution of the Business Combination Agreement, DFHT, Deerfield Partners and the Sponsor entered into that certain consent and waiver letter, by and among DFHT, the Sponsor and Deerfield Partners, dated December 18, 2020 (the “Consent and Waiver Letter”), pursuant to which, among other things, Deerfield Partners consented to the consummation of the Business Combination as required under that certain letter agreement, dated as of July 16, 2020 (the “July 16 Letter Agreement”), pursuant to which DFHT agreed not to consummate its initial Business Combination (as defined in the July 16 Letter Agreement) without the consent of Deerfield Partners. In the Consent and Waiver Letter, the Sponsor

(the holder of a majority of the then outstanding Class B Common Stock) also waived, in accordance with the second amended and restated certificate of incorporation of DFHT applicable at the time (the “DFHT Charter”), any adjustment of the conversion provisions in Section 4.3(b)(ii) of the DFHT Charter that would, solely as a result of the consummation of the Business Combination, including the issuance of the stock portion of the Closing Consideration, the issuance, if at all, of the 71,000 shares of Class A Common Stock that DFHT placed into an adjustment escrow account at the Closing (the “Escrow Shares”), up to an additional 2,900,000 shares of Class A Common Stock payable to IMC Parent, subject to certain post-Closing conditions, or up to an additional 3,500,000 shares of Class A Common Stock payable to the CMG Sellers, subject to certain post-Closing conditions, the Third-Party PIPE Investments or the Deerfield PIPE Investments (each as defined below), in each case, cause the DFHT Class B Common Stock to convert to DFHT Class A Common Stock at a ratio of greater than one-for-one upon consummation of the Business Combination contemplated by the Business Combination Agreement.

Private Placement Warrants

Concurrently with the closing of the IPO, the Sponsor purchased an aggregate of 2,916,667 warrants issued in a private placement to the Sponsor in connection with the IPO at a price of $1.50 per private placement warrant (the “Private Warrants”), generating gross proceeds to DFHT of $4,375,000. Each Private Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share. The proceeds from the Private Warrants were added to the proceeds from our IPO held in the trust account of the Company that holds the proceeds from DFHT’s IPO (the “Trust Account”), which was released at Closing. The Private Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. Our Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Warrants until 30 days after the completion of our initial business combination.

Transactions with Deerfield Partners

Deerfield Partners purchased 3,360,000 units sold in the IPO, each of which consisted of one share of Class A Common Stock and one-fifth of one warrant (“Units”) in the IPO at $10.00 per unit. The underwriting commission with respect to Units purchased by Deerfield Partners in the IPO, was $0.10 per unit upon the closing of the IPO and $0.175 per unit in the deferred underwriting commissions.

Additionally, in connection with the Business Combination, Deerfield Partners and the Sponsor purchased an aggregate of 10,000,000 shares of Class A Common Stock in the Deerfield PIPE Investments (the “Deerfield PIPE Investments”), consisting of 9,600,000 shares of Class A Common Stock purchased by Deerfield Partners and 400,000 shares of Class A Common Stock purchased by the Sponsor, for a purchase price of $10.00 per share and an aggregate purchase price of $100,000,000, pursuant to certain subscription agreements, each dated December 18, 2020, with each of Deerfield Partners and the Sponsor.

Related-Party Loans

The Sponsor loaned DFHT an aggregate of $200,000 pursuant to a promissory note to cover expenses related to the IPO. The loan was non-interest bearing and was repaid on July 21, 2020.

In addition, the Sponsor or an affiliate of the Sponsor or certain of DFHT’s officers and directors were permitted, but are not obligated to, loan DFHT funds as may be required on a non-interest basis (“Working Capital Loans”), which would have been repaid out of the proceeds of the Trust Account released to us and up to $1,500,000 of such loans would have been convertible into warrants at a price of $1.50 per warrant at the option of the lender. DFHT did not receive any borrowings under Working Capital Loans.

Registration Rights Agreement

DFHT entered into a registration rights agreement, dated July 16, 2020, with respect to the holders of the Founder Shares, the Private Warrants and any warrants that would have been issued upon conversion of Working Capital Loans. Assuming $1,500,000 million of Working Capital Loans were converted into warrants, DFHT would have been obligated to register up to 7,510,417 shares of Class A Common Stock and up to 3,916,667 warrants. The number of shares of Class A Common Stock included (i) up to 3,593,750 shares of Class A Common Stock to be issued upon conversion of the Founder Shares, (ii) up to 2,916,667 shares of Class A Common Stock underlying the Private Warrants and (iii) up to 1,000,000 shares of Class A Common Stock underlying the warrants issued upon conversion of Working Capital Loans. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination.

Amended and Restated Registration Rights Agreement

In connection with the execution of the Business Combination Agreement, DFHT, the CMG Sellers, IMC Parent, the Sponsor, Deerfield Partners and certain other parties thereto, including affiliates of CMGs’ owners, directors and executive officers (collectively, the “rights holders”) entered into the Amended and Restated Registration Rights Agreement, which amended and restated in its entirety the existing registration rights agreement, dated July 16, 2020, described in “Registration Rights Agreement” above (the “Amended and Restated Registration Rights Agreement”). Pursuant to the terms of the Amended and Restated Registration Rights Agreement, we are obligated to file a registration statement to register the resale of certain shares of Class A Common Stock held by the rights holders. In addition, pursuant to the terms of the Amended and Restated Registration Rights Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the rights holders may demand at any time or from time to time, that we file a registration statement on Form S-1 or Form S-3 to register certain shares of Class A Common Stock held by such rights holders. The Amended and Restated Registration Rights Agreement also provides the rights holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

CMG and IMC’s Related Party Transactions

CareSmile, LLC

CMG had a 49% ownership interest in Care Smile, LLC (“Care Smile”), a dental care organization with majority ownership by the dental provider, who is the spouse of Mr. De Vera, who was a member and executive officer of CMG and who is currently our Senior Vice President and Legal Counsel. Managed Health Care Partners paid for dental services provided to enrollees by Care Smile on a capitated basis. Total capitation payments for the years ended December 31, 2020 and 2019 were $222,160 and $471,000, respectively. The net loss of Care Smile was $96,238 and $19,926 for the years ended December 31, 2020 and 2019. Care Smile was voluntarily dissolved on November 24, 2020.

Care Optical, LLC

Prior to Closing, O.M., C.G.D. and Joseph N. De Vera, Inc., entities controlled by Carlos A. de Solo, our President and Chief Executive Officer, Alberto R. de Solo, our Executive Vice President and Chief Operating Officer, and Joseph N. De Vera, our Senior Vice President and Legal Counsel, respectively, each owned a 25% interest in Care Optical, LLC (“Care Optical”). Care Optical received a capitated payment for optometry services provided to enrollees by Care Optical on a capitated basis. Total capitation payments for the years ended December 31, 2021 and 2020 were $670,828 and $273,514, respectively.

IMC Management and Consulting Services

In each of 2020 and 2019, IMC paid $432,000 for management and consulting services provided by a company owned by a former IMC member who prior to November 2020 held more than 10% of the outstanding membership interests of IMC.

The Company’s Related Party Transactions

Escrow Agreements

On the Closing Date, DFHT, the Sponsor, O.M., in its capacity as representative of the members of the CMG Sellers, and Continental Stock Transfer & Trust Company, in its capacity as escrow agent (“the Escrow Agent”), entered into that certain Escrow Agreement, dated as of June 8, 2021, by and among DFHT, the Sponsor, O.M., the CMG Sellers, and Continental Stock Transfer & Trust Company, in its capacity as escrow agent (the “CMG Escrow Agreement”), and DFHT, the Sponsor, IMC Parent and the Escrow Agent entered into the that certain Escrow Agreement, dated June 8, 2021, by and among DFHT, the Sponsor, IMC Parent and Continental Stock Transfer & Trust Company, in its capacity as escrow agent (the “IMC Escrow Agreement” and together with the CMG Escrow Agreement, the “Escrow Agreements”). The Escrow Agreements provided for the deposit of $1,500,000 in cash and the Escrow Shares that DFHT placed into an adjustment escrow account at the Closing with the Escrow Agent for the purpose of securing certain post-closing adjustment obligations of the CMG Sellers and IMC Parent, respectively.

Advisory Agreement

On July 13, 2021, we entered into an exclusive real estate advisory agreement (the “Advisory Agreement”) with Related CM Advisor, LLC (the “Advisor”), a Delaware limited liability company and a subsidiary of The Related Companies, L.P. (“Related”), and, with respect to certain sections of the Advisory Agreement, Related. The Advisory Agreement provides the Advisor with the right to designate a director to serve on the Board, subject to the continuing satisfaction of certain conditions, including that the Advisor and its affiliates maintain ownership of at least 500,000 shares of Class A Common Stock, and in connection with the Advisory Agreement Bryan Cho, an Executive Vice President of Related, was appointed to serve as a Class III director of the Board.

In connection with the Advisory Agreement, the Advisor entered into a subscription agreement (the “Subscription Agreement”), whereby the Advisor purchased 500,000 shares Class A Common Stock (the “Advisor Shares”), for an aggregate purchase price of $5,000,000, and we issued to the Advisor (i) a warrant (the “Series A Warrant”) to purchase 2,000,000 shares of Class A Common Stock (the “Series A Warrant Shares”), which vested immediately upon issuance, is exercisable for a period of five years and is not redeemable by the Company and (ii) a warrant (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”) to purchase up to 6,000,000 shares of Class A Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”), pursuant to which 500,000 Series B Warrant Shares will vest and become exercisable from time to time upon the opening of each medical center under the Advisory Agreement for which the Advisor provides services, other than two initial medical centers. The Series B Warrant is exercisable, to the extent vested, until the later of five years from the date of issuance or one year from vesting of the applicable Series B Warrant Shares and is redeemable with respect to vested Warrant Shares at a price of $0.01 per Warrant Share if the price of the Common Stock equals or exceeds $18.00 per share, or $0.10 per Warrant Share if the price of the Common Stock equals or exceeds $10.00 per share, in each case when such price conditions are satisfied for any 20 trading days within a 30-trading day period and subject to certain adjustments and conditions as described in the Series B Warrant. In the event that the Series B Warrant is called for redemption by the Company, the Advisor may pay the exercise price for the Series B Warrant Shares six months following the notice of redemption by the Company. Additionally, each of the Warrants is exercisable on a cashless basis.

Indemnification Arrangements

We have entered into indemnification agreements with each of our directors and executive officers, which provide for indemnification and advancements of certain expenses and costs if the basis of the indemnitee’s involvement in a matter was by reason of the fact that the indemnitee is or was a director, officer, employee or agent of the Company or any of its subsidiaries or was serving at the Company’s request in an official capacity for another entity, in each case to the fullest extent permitted by the laws of the State of Delaware.

Related Party Transactions Policy

In connection with the Closing, the Board adopted a written related party transactions policy. The policy provides that officers, directors (or nominees to become a director), holders of more than 5% of any class of the Company’s voting securities, and any member of the immediate family of, person sharing the household of and any entity affiliated with any of the foregoing persons, will not be permitted to enter into a related-party transaction with the Company (including any subsidiary or entity in which the Company or any subsidiary has a 50% or greater interest, or voting power or profits) without the prior consent of the audit committee, or other independent members of the Board in the event it is inappropriate for the audit committee to review such transaction due to a conflict of interest. Any request for the Company to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the general counsel of the Company for review and, if the general counsel determines that the proposed transaction is a related person transaction and is material to the Company, they will submit the proposed transaction to the audit committee for their consideration and approval. In approving or rejecting the proposed transactions, the audit committee will take into account all of the relevant facts and circumstances available.

Independence of Directors

Nasdaq listing standards require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Based on information provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board has determined that each of Drs. Carter, Omachonu and Shulkin, Ms. Assapimonwait and Messrs. Rodriguez, Cho and Simpson is an “independent director” under the Nasdaq listing standards.

Item 14. Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The table below sets forth the aggregate fees billed by Withum in 2021 and 2020.

	2021	2020
Audit Fees	$675,845	$164,800
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$675,845	$164,800

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following is a list of documents filed as part of this report:

Exhibit No.	Description
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

4.4	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-39391), filed with the SEC on March 16, 2022).
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

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-39391), filed with the SEC on March 16, 2022).
23.1	Consent of WithumSmith+Brown, PC (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-39391), filed with the SEC on March 16, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-39391), filed with the SEC on March 16, 2022).

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-39391), filed with the SEC on March 16, 2022).

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

Date: May 2, 2022	CareMax, Inc.

/s/ Carlos A. de Solo
Name: Carlos A. de Solo
Title: President and Chief Executive Officer