Form 10-Q
period 2022-03-31
CareMax, Inc.
filed 2022-05-10
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 6, 2022, the registrant had 87,367,972 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share issued and outstanding.

CareMax, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash	$32,740	$47,917
Accounts receivable, net	53,581	41,998
Inventory	702	550
Prepaid expenses	20,045	17,040
Risk settlements due from providers	655	539
Total Current Assets	107,723	108,044

Property and equipment, net	16,895	15,993
Goodwill	464,264	464,566
Intangible assets, net	55,604	59,811
Deferred debt issuance costs	1,860	1,972
Other assets	2,738	2,706
Total Assets	$649,085	$653,092

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,165	$3,110
Accrued expenses	12,365	8,690
Risk settlements due to providers	228	196
Current portion of long-term debt	6,272	6,275
Other current liabilities	4,107	3,687
Total Current Liabilities	28,137	21,959

Derivative warrant liabilities	11,911	8,375
Long-term debt, less current portion	109,660	110,960
Other liabilities	7,186	6,428
Total Liabilities	156,895	147,722
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock (1,000,000 authorized and zero outstanding as of March 31, 2022 and December 31, 2021)	-	-
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 87,367,972 shares issued and outstanding at March 31, 2022 and December 31, 2021)	9	9
Additional paid-in-capital	508,945	505,327
Retained (deficit) earnings	(16,763)	33
Total Stockholders' Equity	492,190	505,370

Total Liabilities and Stockholders' Equity	$649,085	$653,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Revenue
Medicare risk-based revenue	$107,747	$27,816
Medicaid risk-based revenue	20,165	-
Other revenue	9,008	102
Total revenue	136,920	27,918

Operating expenses
External provider costs	92,856	18,159
Cost of care	27,349	5,353
Sales and marketing	3,301	291
Corporate, general and administrative	18,978	1,795
Depreciation and amortization	5,062	514
Acquisition related costs	266	-
Total operating expenses	147,811	26,112
Operating (loss) income	(10,890)	1,806
Interest expense	(1,728)	(504)
Loss on remeasurement of warrant liabilities	(3,536)	-
Other income (expense), net	(462)	-
(Loss) income before income tax	(16,616)	1,302
Income tax provision	(181)	-
Net (loss) income	$(16,797)	$1,302

Weighted average basic shares outstanding	87,367,972	10,796,069
Weighted average diluted shares outstanding	87,367,972	10,796,069
Net (loss) income per share
Basic	$(0.19)	$0.12
Diluted	$(0.19)	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'/MEMBERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Class A Common Stock		Preferred	Additional				Total
	Shares	Amount	Stock	Paid-in-capital	Members' units	Member's Equity	Retained Earnings (Deficit)	Equity
BALANCE - DECEMBER 31, 2020	-	$-	$-	$-	$223	$6,504	$-	$6,727
Net income	-	-	-	-	-	1,302	-	1,302
BALANCE- MARCH 31, 2021	-	$-	$-	$-	$223	$7,805	$-	$8,028

BALANCE - DECEMBER 31, 2021	87,367,972	$9	$-	$505,327	$-	$-	$33	$505,370
Stock compensation expense	-	-	-	1,087	-	-	-	1,087
Vesting of Series B Warrants under Advisory Agreement	-	-	-	2,530	-	-	-	2,530
Net loss	-	-	-	-	-	-	(16,797)	(16,797)
BALANCE- MARCH 31, 2022	87,367,972	$9	$-	$508,945	$-	$-	$(16,763)	$492,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/Income	$(16,797)	$1,302
Adjustments to reconcile net (loss)/income to net cash
Depreciation and amortization expense	5,062	514
Amortization of debt issuance costs	378	35
Stock compensation expense	1,087	-
Loss on remeasurement of warrant liabilities	3,536	-
Other non-cash, net	202	-
Changes in operating assets and liabilities:
Accounts receivable	(10,992)	639
Inventory	(152)	(1)
Prepaid expenses	(475)	15
Risk settlements due from/due to providers	(84)	(281)
Due to/from related parties	-	(392)
Other assets	(52)	(205)
Accounts payable	1,470	1,160
Accrued expenses	3,675	(134)
Other liabilities	1,002	720
Net Cash (Used In)/Provided by Operating Activities	(12,139)	3,372

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,467)	(1,690)
Net Cash Used in Investing Activities	(1,467)	(1,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(1,570)	(181)
Net Cash Used In Financing Activities	(1,570)	(181)

NET (DECREASE)/INCREASE IN CASH	(15,176)	1,501
Cash - Beginning of Period	47,917	4,934
CASH - END OF PERIOD	$32,740	$6,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:	2022	2021
Vesting of Series B Warrants under Advisory Agreement	2,530	—
Additions to construction in progress funded through accounts payable	585	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	1,353	504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Note 1. DESCRIPTION of business

CareMax Inc. (“CareMax” or the “Company”), f/k/a Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), a Delaware corporation, was originally formed in July 2020 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. The Company currently operates 48 wholly owned, multi-specialty centers in Florida, Tennessee and New York, that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

The Business Combination and Acquisitions

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

Subsequent to consummation of the Business Combination, the Company acquired Senior Medical Associates, LLC ("SMA"), Stallion Medical Management, LLC ("SMM), Unlimited Medical Services of Florida, LLC ("DNF"), Advantis Physician Alliance, LLC ("Advantis"), Business Intelligence & Analytics LLC ("BIX"), and three additional businesses (together with SMA, SMM, DNF, Advantis and BIX, the "Acquisitions") which did not have a material impact on our condensed consolidated financial statements. No significant measurement period adjustments related to the Acquisitions were recognized during the three months ended March 31, 2022. As of March 31, 2022, due to the timing of these transactions, the initial accounting for acquisitions of Advantis and BIX and the three additional businesses is incomplete, pending determination of the final purchase price and any remaining working capital adjustments.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The condensed consolidated balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2021 as filed with the SEC on March 16, 2022. Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts. In the opinion of management, the accompanying unaudited and condensed

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

consolidated financial statements include all adjustments of a normal recurring nature, which are necessary for a fair statement of financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Pursuant to the Business Combination, the acquisition of CMG by DFHT was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, DFHT was treated as the “acquired” company. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of CMG issuing equity for the net assets of DFHT, accompanied by a recapitalization. The net assets of DFHT were stated at historical cost, with no goodwill or other intangible assets recorded. Further, CMG was determined to be the accounting acquirer in the acquisition of IMC (the “IMC Acquisition”), as such, the acquisition was considered a business combination under Accounting Standard Codification ("ASC") Topic 805, Business Combinations, and was accounted for using the acquisition method of accounting. CareMax recorded the fair value of assets acquired and liabilities assumed from IMC.

Unless otherwise noted, information for periods prior to the Closing Date reflects the financial information of CMG only.

The condensed consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated.

Segment Financial Information

The Company’s chief operating decision maker regularly reviews financial operating results on a condensed consolidated basis for purposes of allocating resources and evaluating financial performance. The Company identifies operating segments based on this review by its chief operating decision makers and operates in and reports as a single operating segment, the objective of which is to care for its patients’ needs. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenue was earned in the United States.

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity ("VIE"). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. Refer to Note 14 “Variable Interest Entities” for additional information.

Significant Accounting Policies

Other than addition of the Variable Interest Entity policy, there have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 16, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. The Company bases its estimates on the available information, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The areas where significant estimates are used in the accompanying financial statements include, but are not limited to, purchase price allocations, including fair value estimates of intangibles and contingent consideration; the valuation of and related impairment testing of long-lived assets, including goodwill and intangible assets; the valuation of the derivative warrant liabilities; the estimated useful lives of fixed assets and intangible assets, including internally developed software; revenue recognition and liability for unpaid claims. Actual results could differ from those estimates.

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Additionally, as an emerging growth company, the Company is exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm is not required to evaluate and report on the effectiveness of internal control over financial reporting.

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

Our three largest payor relationships were with Anthem, Humana and Centene, which as of March 31, 2022 represented 24%, 16%, and 26% of our accounts receivable balance, respectively. As of December 31, 2021, Anthem, Humana and Centene represented represented 27%, 12% and 23% of our accounts receivable balance, respectively. Anthem, Humana and Centene represented 35%, 17%, and 16% of the Company's revenues during the three months ended March 31, 2022 (86%, 11% and 0% during the three months ended March 31, 2021).

Recent Accounting Pronouncements

The Company has elected to defer compliance with ASC 842, Leases, consistent with those requirements for a private company due to the Company’s status as an EGC and the provisions of the JOBS Act. Accordingly, the Company adopted ASC 842 for the annual reporting period beginning January 1, 2022 and interim reporting periods within the annual reporting period beginning after December 15, 2022. As such, the Company has continued to present accounting for leases in its condensed consolidated financial statements in accordance with ASC 840 in this Quarterly Report on Form 10-Q. The effect of adoption to be presented in the Company’s 2022 Form 10-K is expected to be material, adding approximately $0.1 billion right of use assets and corresponding lease liabilities to the Company’s balance sheet as of January 1, 2022.

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU No. 2020-03, "Codification Improvements to financial Instruments" (collectively referred to as "ASC 326"), which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. This standard replaces the previous incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is acquired or purchased. The standard has been further refined through subsequent releases by the Financial Accounting Standards Board ("FASB'). The Company adopted ASC 326 on January 1, 2022 with no material impact to the consolidated financial statements.

In March 2020, the FASB issued temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR. In addition, in January 2021, the FASB issued guidance which refined the scope of ASC 848, Reference Rate Reform, and clarified some of its guidance as part of FASB's ongoing monitoring of global reference rate reform activities. This guidance permitted entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. An entity may apply these amendments prospectively

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

through December 31, 2022. The Company is currently evaluating the effect the update will have on its condensed consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU improves comparability after business combinations by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its consolidated financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our condensed consolidated financial statements.

NOTE 3. REINSURANCE

The Company has acquired insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in our condensed consolidated statements of operations.

The nature of the Company’s stop loss coverage is to limit the benefits paid under one patient. The Company’s stop loss limits are defined within each health plan contract and stop loss purchased from a third party and can range from $30,000 to $200,000 per patient per year. Premium expense incurred was $3.7 million and $412,000 for the three months ended March 31, 2022 and 2021, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans are unable to fulfill their obligations under stop loss contractual terms.

Recoveries recognized were $6.4 million and $363,000 for the three months ended March 31, 2022 and 2021, respectively. Estimated recoveries under stop loss policies are reported within the capitation receivable or amounts due to health plans as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the three months ended March 31, 2022 (in thousands):

Carrying Amount
Balance at December 31, 2021	$464,566
Measurement period adjustments	(302)
Balance at March 31, 2022	$464,264

Intangible Assets

The following tables summarize gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
March 31, 2022
Risk Contracts	$64,570	$(13,226)	$51,343	7
Non-compete agreements	$4,170	$(892)	$3,278	5
Trademarks	1,862	(1,114)	748	2
Other	251	(16)	235	5
Total	$70,852	$(15,248)	$55,604

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
December 31, 2021
Risk Contracts	$64,822	$(9,818)	$55,004	7
Non-compete agreements	$4,202	$(686)	$3,516	5
Trademarks	$1,867	$(827)	$1,040	2
Other	$251	$—	$251	5
Total	$71,141	$(11,331)	$59,811

Amortization expense totaled $3.9 million and $252,000 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2022 and December 31, 2021 is as follows (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$7,648	$7,516
Vehicles	3,711	3,711
Furniture and equipment	5,509	5,470
Software	3,465	2,950
Construction in progress	3,523	2,254
Total	23,856	21,902
Less: Accumulated depreciation	(6,961)	(5,909)
Total Property and equipment, net	$16,895	$15,993

Construction in progress at March 31, 2022 consisted of various leasehold improvements at the Company's centers.

Depreciation expense totaled $1.1 million and $211,000 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 6. LONG TERM DEBT

As at March 31, 2022 and December 31, 2021, long term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Secured term loans	$120,313	$121,875
Other	58	65
Unamortized debt issuance costs	(4,438)	(4,704)
	115,932	117,236
Current portion	(6,272)	(6,275)
Long-term portion	$109,660	$110,960

Future maturities of debt outstanding at March 31, 2022 were as follows (in thousands):

Amount
Remainder of 2022	4,706
2023	6,265
2024	8,611
2025	11,726
2026	89,063
Total	$120,370

NOTE 7. STOCKHOLDERS' EQUITY

The condensed consolidated statement of changes in equity reflects the Reverse Recapitalization discussed in Note 2. As CMG was deemed the accounting acquirer in the Reverse Recapitalization with DFHT, all periods prior to the consummation of the Business Combination reflect the balances and activity of CMG.

Related Advisory Agreement

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

On July 13, 2021, the Company entered into an exclusive real estate advisory agreement (the "Advisory Agreement") with Related CM Advisor, LLC (the “Advisor”), a Delaware limited liability company and a subsidiary of The Related Companies, L.P. (“Related”) (the “Advisory Agreement”), pursuant to which the Advisor has agreed provide certain real estate advisory services to the Company on an exclusive basis. The services include identifying locations for new centers nationwide as part of the Company’s de novo growth strategy, including, but not limited to, locations within and proximate to affordable housing communities that may be owned by Related.

In connection with the Advisory Agreement, the Company and the Advisor entered into a subscription agreement (the “Subscription Agreement”), whereby the Advisor purchased 500,000 shares (the “Initial Shares”) of the Company’s Class A common stock, par value $0.0001 per share ("Class A Common Stock") for an aggregate purchase price of $5.0 million and the Company issued to the Advisor (i) a warrant (the “Series A Warrant”) to purchase 2,000,000 shares of Class A Common Stock (the “Series A Warrant Shares”), which vested immediately upon issuance, is exercisable for a period of five years and is not redeemable by the Company and (ii) a warrant (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”) to purchase up to 6,000,000 shares of Class A Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”), pursuant to which 500,000 Series B Warrant Shares will vest and become exercisable from time to time upon the opening of each center under the Advisory Agreement for which the Advisor provides services, other than two initial centers.

The company assessed the substance of the Subscription Agreement and determined that all instruments referenced in the Subscription Agreement should be assessed under the guidance of ASC 718, Compensation - Stock Compensation, as non-employee awards issued to Related in exchange for real estate advisory services to be rendered per the Advisory Agreement. As a result, the Company recorded the Series A Warrants as a component of additional paid-in-capital using the fair value as of July 13, 2021.

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

Series B Warrants are recognized at their fair value once vesting becomes probable. During the three months ended March 31, 2022, the Company recorded $2.5 million in prepaid expenses to reflect vesting of 500,000 Series B Warrant Shares using their grant date fair value. Refer to Note 10, Related Party Transactions, for additional information.

Preferred Stock

The Amended and Restated Charter authorizes the Company to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.

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

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Contingent Consideration Common Shares

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, are entitled to receive earn-out consideration to be paid out in the form of Class A Common Stock. The Business Combination Agreement provides that up to an additional 3,500,000 and 2,900,000 contingently issuable shares of Class A Common (the "Earnout Shares") are payable after the Closing to the CMG Sellers and IMC Parent: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1,750,000 and 1,450,000 Earnout Shares are issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1,750,000 and 1,450,000 Earnout Shares will be issued and paid to the CMG Sellers and IMC Parent, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company enters into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction is greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at the closing of such change in control transaction, the Share Price Triggers will be deemed to have been satisfied and the Company is required to issue, as of such closing, the applicable unissued Earnout Shares. The estimated fair value of the Earnout Shares was initially accounted for as a liability-classified instrument with changes in its fair value recorded in our condensed consolidated statements of operations until July 9, 2021. On July 9, 2021, the First Share Price Trigger was achieved, resulting in issuance of 1,750,000 and 1,450,000 Earnout Shares to the CMG Sellers and IMC Parent, respectively. Subsequent to the achievement of the First Share Price Trigger, the Company determined the Earnout Shares subject to the second Share Price Trigger should be equity classified and were recorded as such on July 9, 2021, the date of the event that caused the reclassification.

Stock-based compensation

On June 4, 2021, the stockholders of the Company approved the CareMax Inc. 2021 Long-term Incentive Plan (the “2021 Plan”), effective on the Closing Date. The 2021 Plan permits the grant of equity-based awards to officers, directors, employees and other service providers. The 2021 Plan permits the grant of an initial share pool of 7,000,000 shares of Class A Common Stock and will be increased automatically, without further action of the Company’s board of directors, on January 1st of each calendar year commencing after the Closing Date and ending on (and including) January 1, 2031, by a number of shares of Class A Common Stock equal to the lesser of (i) four percent of the aggregate number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding calendar year, excluding for this purpose any such outstanding shares of Class A Common Stock that were granted under the 2021 Plan and remain unvested and subject to forfeiture as of the relevant December 31st, or (B) a lesser number of shares of Class A Common Stock as determined by the Company’s board of directors or the Compensation Committee of the board of directors prior to the relevant January 1st.

During the three months ended March 31, 2022 we granted 77,000 restricted stock units under the 2021 Plan at a weighted-average grant date fair value of $7.41 per share (there were no grants during the three months ended March 31, 2021). In addition, during the three months ended March 31, 2022 and 2021 there was no vesting of previously granted awards. During the three months ended March 31, 2022, the Company recorded stock-based compensation expense of $1.1 million ($0 during the three months ended March 31, 2021). Stock-based compensation expense is included in the corporate, general and

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

administrative expenses in our condensed consolidated statements of operations. As of March 31, 2022, the Company had $7.9 million of compensation expense related to all non-vested awards (RSU, PSU, options) that will vest over the weighted-average period of 2.5 years (there were no awards outstanding as of March 31, 2021).

NOTE 8. NET INCOME (LOSS) PER SHARE

The Business Combination was accounted for as a reverse recapitalization by which CMG issued equity for the net assets of the Company accompanied by a recapitalization. Earnings per share have been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted-average number of common share outstanding for the period subsequent to the transactions that occurred in connection with the Business Combination (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to CareMax, Inc. class A common stockholders	$(16,797)	$1,302

Weighted average basic shares outstanding	87,367,972	10,796,069
Weighted average diluted shares outstanding	87,367,972	10,796,069

Net (loss) income per share
Basic	$(0.19)	$0.12
Diluted	$(0.19)	$0.12

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive or because issuance of shares underlying such securities is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2022	2021
Series A Warrants and Series B Warrants	8,000	—
Public and Private Warrants	5,792	—
Earnout Shares	3,200	—
Unvested restricted stock units	1,162	—
Unvested performance stock units	66	—
Unvested options	131	—
Total	18,351	—

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands):

March 31, 2022	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities	$—	$—	$11,911

December 31, 2021	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities	$—	$—	$8,375

Fair value of the Public Warrants issued in connection with the IPO and the Private Placement Warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

with the IPO has been measured based on the listed market price of such warrants since the IPO. During the three months ended March 31, 2022, the Company recognized a loss resulting from an increase in the fair value of the derivative warrant liabilities of $3.5 million.

There were no transfers between levels during the three months ended March 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs used in measurement of fair value of Private Placement Warrants:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Unit price	$7.47	$7.68
Volatility	50.8%	37.6%
Expected life of the options to convert	4.19	4.44
Risk-free rate	2.40%	1.17%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities for the three months ended March 31, 2022 is summarized as follows (in thousands):

Fair value of derivative warrant liabilities at December 31, 2021	$8,375
Change in fair value of derivative warrant liabilities	3,536
Fair value of derivative warrant liabilities at March 31, 2022	$11,911

NOTE 10. RELATED PARTY TRANSACTIONS

On July 13, 2021, the Company entered into the Advisory Agreement with the Advisor, which is described in Note 7, Stockholders Equity.

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

During the three months ended March 31, 2022, the Company recognized vesting of 500,000 shares of Series B Warrants related to opening of one center for which the Advisor provides services under the Advisory Agreement. Refer to Note 7, Stockholder's Equity, for additional information.

NOTE 11. OPERATING LEASES AND COMMITMENTS

The Company has entered into non-cancelable operating lease agreements for office space and centers expiring at various times through 2033. The operating lease agreements have renewal options ranging from one to seven years. Future minimum rental payments under these lease agreements, including renewal options which are considered reasonably certain of exercise and inclusive of leases which have not yet commenced, consisted of the following at March 31, 2022 (in thousands):

Amount
Remainder of 2022	$8,381
2023	13,531
2024	13,440
2025	13,130
2026	12,556
Thereafter	139,501
Total	$200,539

Rent expense, including related property taxes, sales taxes, and utilities, was approximately $4.3 million and $700,000 for the three months ended March 31, 2022 and 2021, respectively. Rent expense is included in general and administrative expenses in our condensed consolidated statements of operations.

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

NOTE 12. INCOME TAXES

Prior to the completion of the Business Combination, CMG was a limited liability company and treated as a partnership for federal and state income tax purposes. A partnership is not a tax-paying entity for federal and state income tax purposes, and as such, the results of operations were allocated to the members for inclusion in their income tax returns. Following the Business Combination, the income of CMG flows through to the Company and is taxed at the federal and state levels accordingly.

Income tax provision for the three months ended March 31, 2022 was $181,000, compared to $0 for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was (1.1)% based on the assessment of a full valuation allowance, excluding a portion attributable to a "naked credit" deferred tax liability.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Litigation

The Company is involved in various legal actions arising in the normal course of business. Management has not identified any legal actions during the three months ended March 31, 2022 that were deemed to be material.

NOTE 14. VARIABLE INTEREST ENTITIES

Medical Care of NY, P.C. and Medical Care of Tennessee, PLLC (together, the "PCs") were established in 2022 to employ healthcare providers to deliver healthcare services to patients in New York and Tennessee. The Company concluded that it has variable interest in the PCs on the basis of its Administrative Service Agreements (the "ASAs") which provide for a management fee payable to the Company from the PCs in exchange for providing management and administrative services which creates risk and a potential return to the Company. The PCs' equity at risk, as defined by GAAP, is insufficient to finance their activities without additional support, and therefore, the PCs are considered to be VIEs.

In order to determine whether the Company has a controlling financial interest in the PCs, and, thus, is the PCs' primary beneficiary, the Company considered whether it has i) the power to direct the activities of PCs that most significantly impacts their economic performance and ii) the obligation to absorb losses of the PCs or the right to receive benefits from the PCs that could potentially be significant to them. The Company concluded that the shareholder and employees of the PCs have no individual power to direct activities of the PCs that most significantly impact their economic performance. Under the ASAs, the Company is responsible for providing services that impact the growth of the patient population of the PCs, the management of that population's healthcare needs, the provision of required healthcare services to those patients, and the PCs' ability to receive revenue from health plans. In addition, the Company's variable interest in the PCs provides the Company with the right to receive benefits that could potentially be significant to them. The single member of the PCs is an employee of the Company. Based on this analysis the Company concluded that it is the primary beneficiary of the PCs and therefore consolidates the balance sheet, results of operations and cash flow of the PCs.

Assets and liabilities of the PCs were as follows (in thousands):

	March 31, 2022	December 31, 2021
Total assets	$1,500	$-
Total liabilities	$1,500	$-

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

No revenues or expenses have been generated or incurred by the PCs during the three months ended March 31, 2022.

NOTE 15. SUBSEQUENT EVENTS

On May 10, 2022 (the “Credit Agreement Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, certain of the Company’s subsidiaries as guarantors (the “Subsidiary Guarantors”), Jefferies Finance LLC, as Administrative Agent, Collateral Agent, Sole Lead Arranger and Bookrunner, BlackRock Financial Management (as defined in the Credit Agreement), as Lead Manager, Crestline Direct Finance, L.P., as Documentation Agent, and certain other banks and financial institutions serving as lenders (collectively with their successors and assigns, the “Lenders”). The Credit Agreement provides for an aggregate of up to $300.0 million in term loans, comprised of (i) initial term loans in an aggregate principal amount of $190.0 million (the “Initial Term Loans”), which will be fully drawn on the Credit Agreement Closing Date and (ii) a delayed draw term loan facility in an aggregate principal amount of $110.0 million (the “Delayed Draw Term Loans” and together with the Initial Term Loans, the “Term Loans”), which will be available to be drawn in up to five (5) borrowings from and after the Credit Agreement Closing Date until the eighteen (18) month anniversary of the Credit Agreement Closing Date under certain circumstances to finance permitted acquisitions and similar permitted investments, de novo center growth and optimization of de novo centers and management services organization performance, as set forth in the Credit Agreement. The Credit Agreement provides that it may be amended to provide for a $30.0 million revolving credit facility, of which up to $5.0 million may be used for revolving loans for general corporate purposes and up to $30.0 million may be used to issue letters of credit (the “Revolving Facility” and, together with the Term Loans, the “Credit Facilities”). The Credit Agreement also provides for certain uncommitted incremental facilities.

The Company is using approximately $120.3 million of the net proceeds of the Initial Term Loans to repay its outstanding obligations under that certain credit agreement, dated June 8, 2021, as amended (the “Existing Credit Agreement”). During the second quarter 2022, the Company expects to recognize estimated debt extinguishment loss of $6.3 million related to early repayment of the Existing Credit Agreement.

At the Company’s option, borrowings under the Credit Agreement bear interest at: (i) the Alternate Base Rate (defined as the highest of (a) the U.S. Prime Lending Rate as published in The Wall Street Journal, (b) the Federal Funds Rate plus 0.50% and (c) Term SOFR for an interest period of one month, subject to a floor of 1.00%, plus 1.00%), plus an applicable margin rate of 8.00%; or (ii) Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus a spread adjustment of 0.114%, 0.262% or 0.428%, depending on if the Company selects a one-month, three-month or six-month interest period, respectively), plus an applicable margin rate of 9.00%. The Company may, at its option, elect to capitalize up to 4.00% of the interest as principal amount on the outstanding Term Loans, provided that in such case the applicable margin rate will be increased by 0.50%. Accrued and unpaid interest is payable (x) with respect to Alternate Base Rate loans, quarterly on the last business day of each of March, June, September and December (each, a “Quarterly Payment Date”), with any remaining accrued and unpaid interest paid upon the Maturity Date (as defined below), (y) with respect to Term SOFR loans, on the last day of interest period as selected by the Company and, in the case of any Term SOFR loan with an interest period greater than three months, each day that is the three-month anniversary of such Term SOFR loan, with any remaining accrued and unpaid interest paid upon the Maturity Date and (z) for loans under the Revolving Facility, upon the Maturity Date.

Amortization payments with respect to the Initial Term Loans will be payable in quarterly installments, commencing on March 31, 2024, in aggregate principal amounts equal to 0.25% of the original aggregate principal amount of the Initial Term Loans, and amortization with respect to any Delayed Draw Term Loans will be payable in quarterly installments, commencing on March 31, 2024, in aggregate principal amounts equal to 0.25% of the original aggregate principal amount of each funded Delayed Draw Term Loan. In addition, the Credit Agreement provides for certain mandatory prepayments based on the Company’s secured leverage ratio or upon any asset sale and provides for prepayment penalties of up to 3.00% in certain circumstances. All amounts owed under the Credit Facilities are due and payable on the five-year anniversary of the Credit Agreement Closing Date (the "Maturity Date"), or earlier following a change in control or an event of default, unless otherwise extended in accordance with the terms of the Credit Agreement.

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, liens or encumbrances, to make certain investments, to enter into sale-leaseback transactions or sell certain assets, to make certain restricted payments or pay dividends, to enter into consolidations, to transact with affiliates and to amend certain agreements, subject in each case to the exceptions and other qualifications as provided in the Credit Agreement. The Credit Agreement also contains covenants that require the Company to satisfy a minimum liquidity

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

requirement of $50.0 million, which may be decreased to $25.0 million if the Company achieves a certain adjusted EBITDA, and maintain a maximum total leverage ratio based on the Company’s adjusted EBITDA, with de novo losses excluded from the calculation of such ratio for up to 36 months after the opening of a de novo center, which maximum total leverage ratio will initially be 8.5 to 1 and is subject to a series of step-downs. For the fiscal quarters ending September 30, 2026 and thereafter the Company must maintain a maximum total leverage ratio no greater than 5.50 to 1.00.

All obligations under the Credit Agreement are guaranteed by the Company and the Subsidiary Guarantors, and all obligations under the Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of the Company and the Subsidiary Guarantors subject to customary exceptions and qualifications. The Credit Agreement contains customary events of default, with default interest of 2% in excess of the non-default rate, and also includes cure rights for the Company upon certain events of default.

(17)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this section to “CareMax,” “we,” “us,” “our,” and the “Company” refers to CareMax, Inc. together with its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Report”).

Forward-Looking Statements

This Report contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. The words “anticipate,” “believe,” “plan,” “expect,” “may,” “could,” “should,” “project,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement in not forward-looking. Actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks and uncertainties and other factors, including, but not limited to those contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022, under the caption “Risk Factors” and, the following:

•
the impact of the COVID-19 pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operation;
•
our ability to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain our key employees;
•
our ability to integrate the businesses of CMG, IMC, SMA, DNF, Advantis and other acquisitions;
•
our ability to complete acquisitions and to open new centers and the timing of such acquisitions and openings;
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
•
the impact of restrictions contained in certain of our agreements on our current and future operations;
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

(18)

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
•
that estimates of market opportunity and forecasts of market and revenue growth included in this Quarterly Report may prove to be inaccurate, if at all;
•
our operating results and stock price may be volatile;
•
risks associated with estimating the amount of revenues that we recognize under our risk agreements with health plans;
•
our ability to navigate rules and regulations that govern our licensing and certification, as well as credentialing processes with private payors, before we can receive reimbursement for their services; and
•
our ability to develop and maintain proper and effective internal control over financial reporting.

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

(19)

Our Business

CareMax currently operates 48 centers in Florida, Tennessee and New York and plans to open 15 de novo centers during 2022, inclusive of the three opened in the first quarter of 2022. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

CareMax’s comprehensive, high touch approach to health care delivery is powered by its CareOptimize technology platform. CareOptimize is a proprietary end-to-end technology platform that aggregates data and analyzes that data using proprietary algorithms and machine learning to support more informed care delivery decisions and to focus care decisions on preventative chronic disease management and the social determinants of health. CareMax believes that CareOptimize is designed to drive better outcomes and lower costs. CareMax has shifted from selling the CareOptimize platform to new outside customers for a software subscription fee and is instead focused on providing the software to affiliated practices of its managed services organization ("MSO") to further improve financial, clinical and quality outcomes from the affiliated providers. As of March 31, 2022, this MSO serviced more than 100 independent physician associations ("IPAs").

CarMax’s centers offer 24/7 access to care through employed providers and provide a comprehensive suite of high-touch health care and social services to its patients, including primary care, specialty care, telemedicine, health & wellness, optometry, dental, pharmacy and transportation. CareMax’s differentiated healthcare delivery model is focused on care coordination with vertically integrated ambulatory care and community-centric services. The goal of CareMax is to intercede as early as possible to manage chronic conditions for its patient members in a proactive, holistic, and tailored manner to provide a positive influence on patient outcomes and a reduction in overall healthcare costs. CareMax specifically focuses on providing access to high quality care in underserved communities, with approximately 61% of its MA patients being dual-eligible (meaning eligible for both Medicare and Medicaid) and low-income subsidy eligible as of March 31, 2022 (60% as of December 31, 2021).

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (approximately 79% and 100% of revenue for the three months ended March 31, 2022 and 2021, respectively, came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of CareMax’s Medicare patients are enrolled in MA plans which are run by private insurance companies, and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs.

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

Key Factors Affecting Our Performance

Our Patients

As discussed above, CareMax partners with MA, Medicaid, and commercial insurance plans. While CareMax currently services mostly MA patients, we also accept Medicare Fee-for-Service patients. The chart below shows a breakdown of our current membership on a pro forma basis. This pro forma view assumes the Business Combination with IMC occurred on January 1, 2020 and is based upon estimates which we believe are reasonable:

Patient Count as of*	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022
Medicare	15,500	15,500	16,500	16,500	16,500	21,500	26,500	33,500	34,000
Medicaid	12,500	22,500	22,500	21,000	23,000	23,500	24,500	28,000	28,500
Commercial	15,500	13,500	15,000	14,500	15,000	17,500	17,500	21,500	21,500
Total Count	43,000	51,500	54,000	52,000	54,500	62,500	68,500	83,500	84,000

*Figures may not sum due to rounding

(20)

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

MCREM Count as of*	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022
Medicare	15,500	15,500	16,500	16,500	16,500	21,500	26,500	33,500	34,000
Medicaid	4,200	7,400	7,500	7,000	7,600	7,900	8,100	9,400	9,400
Commercial	5,100	4,600	5,000	4,900	5,100	5,900	5,800	7,200	7,200
Total MCREM	24,800	27,500	29,000	28,400	29,200	35,300	40,400	50,100	50,600

*Figures may not sum due to rounding

Medicare Advantage Patients

As of March 31, 2022, CareMax had approximately 34,000 MA patients of which 86% were in value-based, or risk-based, contracts. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for all of the patient’s medical costs. For these patients CareMax is attributed an agreed percentage of the premium the MA plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by CareMax). A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the MA plan. If medical costs paid by the MA plan exceed premiums, CareMax is responsible to reimburse the MA plan.

Medicaid Patients

As of March 31, 2022, CareMax had approximately 28,500 Medicaid patients of which approximately 92% were in value-based contracts. Using the MCREM metric, the level of support required to manage these Medicaid patients equates to that of approximately 9,400 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program.

Similar to the risk it takes with Medicare, CareMax is attributed an agreed percentage of the premium the Medicaid plan receives (typically a substantial majority of such premium given the risk assumed by CareMax). A reconciliation is performed periodically and if premiums exceed medical costs paid by the Medicaid plan, CareMax receives payment from the Medicaid plan. If medical costs paid by the Medicaid plan exceed premiums, we are responsible to reimburse the Medicaid plan.

Commercial Patients

As of March 31, 2022, CareMax managed approximately 21,500 commercial patients of which approximately 30% were under a value-based contracts that provided upside-only financial incentives for quality and utilization performance. Using the MCREM, the level of support required to manage these commercial patients equates to that of approximately 7,200 Medicare patients.

CareMax cares for a number of commercial patients (approximately 15% of CareMax's total patients) for whom it is reimbursed on a fee-for-service basis via their health plan in situations where it does not have a capitation relationship with that particular health plan.

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

Contract with Payors

Our economic model relies on its capitated partnerships with payors which manage and market MA plans across the United States. CareMax has established strategic value-based relationships with eleven different payors for Medicare Advantage patients, four different payors for Medicaid patients and one payor for Affordable Care Act ("ACA") patients. Our three largest

(21)

payor relationships were Anthem, Humana and Centene, which generated 35%, 17% and 16% of our revenue during the three months ended March 31, 2022, respectively, and 49%, 4%, and 18% of our revenue on a pro forma basis, assuming the Business Combination with IMC occurred on January 1, 2020, during the three months ended March 31, 2021, respectively. These existing contracts and relationships with our partners’ understanding of the value of the CareMax model reduces the risk of entering into new markets as CareMax typically has payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new markets, is critical to our long-term success. We believe CareMax’s model is well-aligned with its payor partners — to drive better health outcomes for their patients, enhancing patient satisfaction, while driving incremental patient and revenue growth. This alignment of interests helps ensures our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 63% of our total operating expenses for the three months ended March 31, 2022 and 70% of our total operating expenses for the three months ended March 31, 2021. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at ERs or hospitals; we do not restrict their access to care. Therefore, we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us for medical claims per episode in excess of certain levels.

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

(22)

upon the severity of the infection, the duration of the infection and the impact to the supply and availability of healthcare services for our patients.

Investments in Growth

We expect to continue to focus on long-term growth through investments in our centers, care model and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs as a public company, including expenses related to compliance with the rules and regulations of the SEC, Sarbanes Oxley Act compliance, the stock exchange listing standards, additional corporate and director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. As we have communicated, we plan to invest in openings of new de novo centers over the next several years. Historically, de novo centers require upfront capital and operating expenditures, which may not be fully offset by additional revenues in the near-term, and we similarly expect a period of unprofitability in our future de novo centers before they break even. While our net income may decrease in the future because of these activities, we plan to balance these investments in future growth with a continued focus on managing our results of operations and generating positive income from our core centers and scaled acquisitions. In the longer term we anticipate that these investments will positively impact our business and results of operations.

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

Use of Non-GAAP Financial Information

Certain financial information and data contained in this Report is unaudited and does not conform to Regulation S-X. Accordingly, such information and data may not be included in, may be adjusted in, or may be presented differently in, any periodic filing, information or proxy statement, or prospectus or registration statement to be filed by the Company with the SEC. Some of the financial information and data contained in this Report, such as Adjusted EBITDA and Platform Contribution have not been prepared in accordance with GAAP. These non-GAAP measures of financial results are not GAAP measures of our financial results or liquidity and should not be considered as an alternative to net income (loss) as a measure of financial results, cash flows from operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. The Company believes these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to the Company’s financial condition and results of operations. Management uses these non-GAAP measures for trend analyses and for budgeting and planning purposes.

The Company believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating projected operating results and trends in and in comparing the Company’s financial measures with other similar companies, many of which present similar non-GAAP financial measures to investors. Management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. For this reason, these non-GAAP measures may not be comparable to other companies' similarly labeled non-GAAP financial measures. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. You should review the Company’s audited financial statements contained in the Annual Report.

EBITDA and Adjusted EBITDA

Management defines “EBITDA” as net income or net loss before interest expense, income tax provision, depreciation and amortization, change in fair value of warrant liabilities, and gain or loss on extinguishment of debt. “Adjusted EBITDA” is defined as EBITDA adjusted for special items such as duplicative costs, non-recurring legal, consulting, and professional fees, stock based compensation, de novo costs for the first 18 months after opening, discontinued operations, acquisition costs and other costs that are considered one-time in nature as determined by management. Additionally, Adjusted EBITDA presented on a pro forma basis gives effect to the acquisitions of IMC and Care Holdings Group, LLC ("Care Holdings"), which owned

(23)

Care Optimize LLC, as if they had occurred in historical periods, which does not necessarily reflect what the Company’s Adjusted EBITDA would have been had the acquisitions occurred on the dates indicated. Adjusted EBITDA is intended to be used as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Management believes that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measure with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentations of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Due to these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on the GAAP results and using Adjusted EBITDA on a supplemental basis. Please review the reconciliation of net (loss) income to EBITDA and Adjusted EBITDA below and do not rely on any single financial measure to evaluate the Company’s business:

	Three Months Ended March 31,
($ in thousands)	2022	2021	Y/Y Change
Net (loss) income	$(16,797)	$1,302	$(18,099)

GAAP Pro Forma adjustments (1)	-	(2,730)	2,730

Pro Forma net loss	(16,797)	(1,429)	(15,368)

Interest expense	1,728	1,400	328
Depreciation and amortization	5,062	2,979	2,083
Loss on remeasurement of warrant liabilities	3,536	-	3,536
Income tax provision	181	-	181
Other expenses	462	212	250

EBITDA	(5,829)	3,162	(8,991)

Other adjustments
Non-recurring expenses (2)	6,055	2,795	3,260
Acquisition costs (3)	3,429	1,168	2,261
Stock based compensation	1,087	-	1,087
De novo losses (4)	1,119	184	935
Discontinued operations	-	(1)	1
Adjusted EBITDA	$5,862	$7,308	$(1,446)

Figures may not sum due to rounding.

(1) Pro Forma figures give effect to the Business Combinations of IMC and Care Holdings as if they had occurred in historical periods.

(2) Includes professional fees, salaries and wages, and other expenses deemed one-time in nature.

(3) Includes transaction costs, integration costs, and other costs to achieve synergies.

(4) Includes non-buildout related costs incurred prior to opening a de novo location and initial opening losses post-center opening up to the point of breakeven.

Platform Contribution

We define platform contribution as revenue less the sum of (i) external provider costs and (ii) cost of care. We believe this metric best reflects the economics of our care model as it includes all medical claims expense associated with our patients’ care as well as the costs we incur to care for our patients via the CareMax System. As a center matures, we expect the platform contribution from that center to increase both in terms of absolute dollars as well as a percentage of capitated revenue. This increase will be driven by improving patient contribution economics over time, as well as our ability to generate operating leverage on the costs of our centers. Our aggregate platform contribution may not increase despite improving economics at our existing centers should we open new centers at a pace that skews our mix of centers towards newer centers. We would expect to experience minimal seasonality in platform contribution due to minimal seasonality in our patient contribution.

(24)

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

Non-GAAP Operating Metrics

Patient & Platform Contribution	Mar 31, 2020	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022
Centers	21	21	22	24	24	34	40	45	48
Markets	1	1	1	1	1	2	3	4	6
Patients (MCREM)	24,800	27,500	29,000	28,400	29,200	35,300	40,400	50,100	50,600
At-risk	84.8%	86.7%	85.6%	87.7%	87.0%	84.1%	87.2%	79.3%	79.8%
Platform Contribution ($, Millions)	$14.1	$18.1	$15.5	$17.9	$14.7	$8.2	$11.0	$16.0	$17.3

Centers

We define our centers as those primary care centers open for business and capable of attending to patients at the end of a particular period.

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

We estimate our performance for the three months ended March 31, 2022 has been negatively impacted by approximately $1.0 million of direct COVID-19 costs.

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

(25)

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

Operating Expenses

Medicare and Medicaid external provider costs. External provider costs include all services at-risk patients utilize. These include claims paid by the health plan and estimates for unpaid claims. The estimated reserve for incurred but not paid claims is included in accounts receivable as we do not pay medical claims. Actual claims expense will differ from the estimated liability due to factors in estimated and actual patient utilization of health care services, the amount of charges, and other factors. We typically reconcile our medical claims expense with our payor partners on a monthly basis and adjust our estimate of incurred but not paid claims if necessary. To the extent we revise our estimates of incurred but not paid claims for prior periods up or down, there would be a correspondingly favorable or unfavorable effect on our current period results that may or may not reflect changes in long term trends in our performance. We expect our medical claims expenses to increase in both absolute dollar terms as well as on a per patient per month ("PPPM") basis given the healthcare spending trends within the Medicare population and the increasing disease burden of patients as they age.

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

(26)

Selling and marketing expenses. Selling and marketing expenses include the cost of our sales and community relations team, including salaries and commissions, radio and television advertising, events and promotional items.

Corporate general and administrative expenses. Corporate general and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and business development departments. In addition, corporate general and administrative expenses include corporate technology, third party professional services and corporate occupancy costs. We expect these expenses to increase over time due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with continuing to grow our business. We also expect our corporate, general and administrative expenses to increase in absolute dollars in the foreseeable future. However, we anticipate corporate, general and administrative expenses to decrease as a percentage of revenue over the long term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

Depreciation and amortization. Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.

Other Income (Expenses)

Interest expense. Interest expense consists primarily of interest payments on our outstanding borrowings.

Other income (expense), net. Other income (expense), net, includes research and development costs, franchise tax payments and other miscellaneous corporate expenses.

Acquisition related costs. Acquisition related costs consist of legal and other transaction-related expenses.

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Revenue
Medicare risk-based revenue	$107,747	$27,816	$79,931	287.4%
Medicaid risk-based revenue	20,165	-	20,165	100.0%
Other revenue	9,008	102	8,906	8,731.8%
Total revenue	136,920	27,918	109,002	390.4%
Operating expense
External provider costs	92,856	18,159	74,697	411.3%
Cost of care	27,349	5,353	21,996	410.9%
Sales and marketing	3,301	291	3,010	1,034.4%
Corporate, general and administrative	18,978	1,795	17,183	957.3%
Depreciation and amortization	5,062	514	4,548	884.7%
Acquisition related costs	266	-	266	100.0%
Total costs and expenses	147,811	26,112	121,699	466.1%
Operating (loss) income	$(10,890)	$1,806	$(12,696)	(703.0%)

Interest expense	(1,728)	(504)	(1,224)	242.8%
Loss on remeasurement of warrant liabilities	(3,536)	-	(3,536)	(100.0%)
Other expenses	(462)	-	(462)	(100.0%)
(Loss) income before income taxes	$(16,616)	$1,302	$(17,918)	(1,376.2%)
Income tax provision	(181)	-	(181)	(100.0%)
Net (loss) income	$(16,797)	$1,302	$(18,099)	(1,390.1%)

*Figures may not sum due to rounding

Medicare risk-based revenue. Medicare risk-based revenue was $107.7 million for the three months ended March 31, 2022, an increase of $79.9 million compared to $27.8 million for the three months ended March 31, 2021. This increase was driven primarily by a 345% increase in the total number of at-risk patients from the acquisitions of IMC, SMA, and DNF, partially offset by a 13% reduction in rates, driven by member mix.

(27)

Medicaid risk-based revenue. Medicaid risk-based revenue was $20.2 million for the three months ended March 31, 2022. Medicaid risk-based revenue relates entirely to patients that were acquired from the Business Combination with IMC.

Other revenue. Other revenue was $9.0 million for the three months ended March 31, 2022, an increase of $8.9 million compared to $102,000 for the three months ended March 31, 2021. The increase is related to fee-for-service and pharmacy revenues acquired in various acquisitions.

External provider costs. External provider costs were $92.9 million for the three months ended March 31, 2022, an increase of $74.7 million compared to $18.2 million for the three months ended March 31, 2021. The increase was primarily due to a 452% increase in at-risk patients from the acquisitions of IMC, SMA and DNF, partially offset by a 7% decrease in PPPM rates, driven by member mix.

Cost of care expenses. Cost of care expenses were $27.3 million for the three months ended March 31, 2022, an increase of $22.0 million compared to $5.3 million for the three months ended March 31, 2021. The increase was due to membership growth from acquisitions of IMC, SMA, and DNF.

Sales and marketing expenses. Sales and marketing expenses were $3.3 million for the three months ended March 31, 2022, an increase of $3.0 million compared to $291,000 for the three months ended March 31, 2021. The increase was primarily due to the increase in sales staff and marketing efforts resulting from acquisitions.

Corporate, general & administrative. Corporate, general & administrative expense was $19.0 million for the three months ended March 31, 2022, an increase of $17.2 million compared to $1.8 million for the three months ended March 31, 2021. The increase was primarily from the acquired overhead related to IMC, SMA, DNF, BIX and Advantis, as well as costs associated with becoming a publicly traded company.

Depreciation and amortization. Depreciation and amortization expense was $5.0 million for the three months ended March 31, 2022, an increase of $4.5 million compared to $514,000 for the three months ended March 31, 2021. This was due to amortization of intangible assets purchased in the IMC, SMA, and DNF acquisitions.

Acquisition related costs. Acquisition related costs were $266,000 for the three months ended March 31, 2022. This cost relates primarily to the acquisition of DNF and Advantis.

Interest expense. Interest expense was $1.7 million for the three months ended March 31, 2022, an increase of $1.2 million compared to $504,000 for the three months ended March 31, 2021. This was due to the increased borrowings under the Existing Credit Agreement.

Change in fair value of derivative warrant liabilities. We have recorded a loss of $3.5 million during the three months ended March 31, 2022, as a result of an increase in the fair value of derivative warrant liabilities. There were no warrant liabilities as of March 31, 2021.

Other expenses. Other expenses were $456,000 for the three months ended March 31, 2022 as compared to $0 for the three months ended March 31, 2021. The increase is driven by miscellaneous corporate expenses.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had cash on hand of $32.7 million. Our principal sources of liquidity have been our operating cash flows, borrowings under our Existing Credit Agreement and proceeds from equity issuances. We have used these funds to meet our capital requirements, which consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, center and office lease expenses, insurance premiums, acquisitions and debt service. Our future capital expenditure requirements will depend on many factors, including the pace and scale of our expansion in new and existing markets, any future acquisitions, patient volume, and revenue growth rates. Many of our capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up. We also expect to incur costs related to acquisitions and de novo growth through the opening of new centers, which we expect to require significant capital expenditures, including lease and construction expenses. We may be required to seek additional equity or

(28)

debt financing, in addition to cash on hand and borrowings under our Credit Facilities in connection with our business growth, including debt financing that may be available to us from certain health plans for each new center that we open under the terms of our agreements with those health plans. In the event that additional financing is required from outside sources, we may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, our business, results of operations, and financial condition would be materially and adversely affected. We believe that our expected operating cash flows, together with our existing cash, cash equivalents, amounts available under our Credit Facilities, and amounts available to us under our agreement with Anthem, each as described below, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months.

The Impact of COVID-19

As further detailed above in “Impact of COVID-19”, we estimate our performance during the three months ended March 31, 2022 has been impacted by approximately $1.0 million of direct COVID-19 costs. While it is impossible to predict the scope or duration of COVID-19 or the future impact on our liquidity and capital resources, COVID-19 could materially affect our liquidity and operating cash flows in future periods.

Credit Facilities

On the Credit Agreement Closing Date, we entered into the Credit Agreement, which provides for an aggregate of up to $300.0 million in term loans, comprised of (i) Initial Term Loans in an aggregate principal amount of $190.0 million, which will be fully drawn on the Credit Agreement Closing Date and (ii) Delayed Term Loans in an aggregate principal amount of $110.0 million, which will be available to be drawn in up to five (5) borrowings from and after the Credit Agreement Closing Date until the eighteen (18) month anniversary of the Credit Agreement Closing Date under certain circumstances to finance permitted acquisitions and similar permitted investments, de novo center growth and optimization of de novo centers and management services organization performance, as set forth in the Credit Agreement. The Credit Agreement provides that it may be amended to provide for the $30.0 million Revolving Facility, of which up to $5.0 million may be used for revolving loans for general corporate purposes and up to $30.0 million may be used to issue letters of credit. The Credit Agreement also provides for certain uncommitted incremental facilities.

The Company is using approximately $120.3 million of the net proceeds of the Initial Term Loans to repay our outstanding obligations under the Existing Credit Agreement. We intend to use the remaining net proceeds of the Initial Term Loans and other funds available under the Credit Agreement to fund our de novo growth strategy, for working capital and for other permitted corporate purposes.

At our option, borrowings under the Credit Agreement bear interest at: (i) the Alternate Base Rate (defined as the highest of (a) the U.S. Prime Lending Rate as published in The Wall Street Journal, (b) the Federal Funds Rate plus 0.50% and (c) Term SOFR for an interest period of one month, subject to a floor of 1.00%, plus 1.00%), plus an applicable margin rate of 8.00%; or (ii) Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus a spread adjustment of 0.114%, 0.262% or 0.428%, depending on if we select a one-month, three-month or six-month interest period, respectively), plus an applicable margin rate of 9.00%. We may, at our option, elect to capitalize up to 4.00% of the interest as principal amount on the outstanding Term Loans, provided that in such case the applicable margin rate will be increased by 0.50%. Accrued and unpaid interest is payable (x) with respect to Alternate Base Rate loans, quarterly on the last business day of each of March, June, September and December (each, a “Quarterly Payment Date”), with any remaining accrued and unpaid interest paid upon the Maturity Date, (y) with respect to Term SOFR loans, on the last day of interest period as selected by the Company and , in the case of any Term SOFR loan with an interest period greater than three months, each day that is the three-month anniversary of such Term SOFR loan, with any remaining accrued and unpaid interest paid upon the Maturity Date, and (z) for loans under the Revolving Facility, upon the Maturity Date.

Amortization payments with respect to the Initial Term Loans will be payable in quarterly installments, commencing on March 31, 2024, in aggregate principal amounts equal to 0.25% of the original aggregate principal amount of the Initial Term Loans, and amortization with respect to any Delayed Term Loans will be payable in quarterly installments, commencing on March 31, 2024, in aggregate principal amounts equal to 0.25% of the original aggregate principal amount of each funded Delayed Term Loan. In addition, the Credit Agreement provides for certain mandatory prepayments based on our secured leverage ratio or upon any asset sale and provides for prepayment penalties of up to 3.00% in certain circumstances. All amounts owed under the Credit Facilities are due and payable on the Maturity Date, or earlier following a change in control or an event of default, unless otherwise extended in accordance with the terms of the Credit Agreement.

(29)

The Credit Agreement contains certain covenants that limit, among other things, the ability of us and our subsidiaries to incur additional indebtedness, liens or encumbrances, to make certain investments, to enter into sale-leaseback transactions or sell certain assets, to make certain restricted payments or pay dividends, to enter into consolidations, to transact with affiliates and to amend certain agreements, subject in each case to the exceptions and other qualifications as provided in the Credit Agreement. The Credit Agreement also contains covenants that require us to satisfy a minimum liquidity requirement of $50.0 million, which may be decreased to $25.0 million if we achieve a certain adjusted EBITDA, and maintain a maximum total leverage ratio based on our adjusted EBITDA, with de novo losses excluded from the calculation of such ratio for up to 36 months after the opening of a de novo center, which maximum total leverage ratio will initially be 8.5 to 1 and is subject to a series of step-downs. For the fiscal quarters ending September 30, 2026 and thereafter the Company must maintain a maximum total leverage ratio no greater than 5.50 to 1.00.

All obligations under the Credit Agreement are guaranteed by us and the Subsidiary Guarantors, and all obligations under the Credit Agreement, including the guarantees of those obligations, are secured by substantially all of the assets of the Company and the Subsidiary Guarantors subject to customary exceptions and qualifications. The Credit Agreement contains customary events of default, with default interest of 2% in excess of the non-default rate, and also includes cure rights for us upon certain events of default.

Anthem Collaboration Agreement

In connection with our collaboration agreement with Anthem, which was announced in August of 2021, we plan to open approximately 50 centers across eight priority states as part of our de novo strategy to open new centers in additional markets. Anthem has agreed to provide debt financing of up to $1 million for each new center opened in partnership with Anthem. We intend to use such funds to partially offset the costs of opening new centers in connection with our de novo growth strategy.

Cash Flows

The following table summarizes our cash flows for the periods presented:

(in thousands)	Three Months Ended March 31,
	2022	2021
Net cash (used in)/provided by operating activities	$(12,139)	$3,372
Net cash used in investing activities	$(1,467)	$(1,690)
Net cash used in financing activities	$(1,570)	$(181)

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2022 was $12.1 million, decrease of $15.5 million as compared to $3.4 million provided by operating activities for the three months ended March 31, 2021. This decrease is partially due to net change of $(8.3) million in net loss and non-cash charges, primarily due to the net loss from operations of $16.8 million reported for the three months ended March 31, 2022 compared to the net income from operations of $1.3 million reported for the three months ended March 31, 2021, offset by an increase to depreciation and amortization and loss realized on remeasurement of warrant liabilities. In addition, there was a net change of $(7.1) million to the Company's operating assets and liabilities, mostly driven by the timing of collections and payments and the growth in the number of patients.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2022 was $1.5 million compared to $1.7 million for the three months ended March 31, 2021 and during both periods consisted of purchases of property and equipment, primarily leasehold improvements at and medical equipment for our various centers.

Financing Activities: Net cash used in financing activities for the three months ended March 31, 2022 was $1.6 million compared to $0.2 million during the three months ended March 31, 2021 and during both periods consisted of scheduled principal payments of our debt.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our Credit Facilities and other long-term debt and operating leases for our centers.

Off-Balance Sheet Arrangements

(30)

We did not have any off-balance sheet arrangements as of March 31, 2022 or December 31, 2021 other than operating leases.

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

Critical Accounting Policies and Estimates

Other than addition of a policy related to accounting for VIEs, there have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 16, 2022.

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity ("VIE"). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” included in this Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

(31)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of March 31, 2022, based on the material weaknesses identified below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified include that we lack a sufficient complement of professionals with the appropriate level of knowledge, training and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements as a public company. This material weakness contributed to the Company not designing and maintaining formal controls to analyze, account for and disclose complex transactions, including the accounting for financial instruments and contingent earnout liabilities. These material weaknesses resulted in:

•
the restatement of the Company’s previously filed consolidated financial statements as of and for the year ended December 31, 2020, as well as the quarterly condensed consolidated financial information for the 2020 interim period ended September 30, 2020 related to derivative warrant liabilities, Class A ordinary shares subject to possible redemption, additional paid-in-capital, retained earnings/(deficit), fair value adjustment on derivative warrant liabilities, earnings per share and the related disclosures; and
•
the restatement of the Company’s previously filed quarterly condensed consolidated financial information for the 2021 interim periods ended June 30, 2021 and September 30, 2021 related to goodwill, contingent earnout liabilities, additional paid-in capital, retained earnings/(deficit), gain/(loss) on remeasurement of earnout liabilities, earnings per share and the related disclosures.

Remediation Plan for the Material Weaknesses

In response to the aforementioned material weaknesses, management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. In 2021, management engaged an external advisor to assist in evaluating and documenting the design and operating effectiveness of our internal control over financial reporting, and their work is ongoing. Additionally, management has developed and started to execute a remediation plan, which included the hiring of a Vice President of Financial Reporting and Technical Accounting with technical public company accounting and financial reporting experience during the first quarter of 2022. Our plan also includes providing enhanced access to accounting training, literature, research materials and documents and implementation of controls to review and evaluate conclusions regarding accounting for complex transactions. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the Company's first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(32)

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

Item1A. Risk Factors

There have been no material changes to the principal risks that we believe to be material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

(33)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: May 10, 2022		/s/ Carlos A. de Solo
	Name:	Carlos A. de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 10, 2022		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(34)