Form 10-Q
period 2022-06-30
CareMax, Inc.
filed 2022-08-09
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 5, 2022, the registrant had 87,396,972 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share issued and outstanding.

CareMax, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS

Current Assets
Cash	$68,130	$47,917
Accounts receivable, net	72,633	41,998
Inventory	915	550
Prepaid expenses	22,169	17,040
Risk settlements due from providers	500	539
Total Current Assets	164,347	108,044

Property and equipment, net	17,332	15,993
Goodwill	464,846	464,566
Intangible assets, net	51,885	59,811
Deferred debt issuance costs	2,309	1,972
Other assets	8,260	2,706
Total Assets	$708,979	$653,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,156	$3,110
Accrued expenses	14,250	8,690
Risk settlements due to providers	176	196
Current portion of long-term debt	18	6,275
Other current liabilities	3,514	3,687
Total Current Liabilities	27,113	21,959

Derivative warrant liabilities	4,520	8,375
Long-term debt, less current portion	181,501	110,960
Other liabilities	7,717	6,428
Total Liabilities	220,852	147,722
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock (1,000,000 authorized and zero outstanding as of June 30, 2022 and December 31, 2021)	-	-
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 87,467,972 and 87,367,972 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	9	9
Additional paid-in-capital	514,262	505,327
Retained (deficit) earnings	(26,144)	33
Total Stockholders' Equity	488,127	505,370

Total Liabilities and Stockholders' Equity	$708,979	$653,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Medicare risk-based revenue	$143,664	$37,761	$251,410	$65,577
Medicaid risk-based revenue	19,896	5,449	40,062	5,449
Other revenue	8,719	1,709	17,727	1,811
Total revenue	172,279	44,919	309,199	72,837

Operating expenses
External provider costs	120,348	35,535	213,204	53,694
Cost of care	30,364	7,867	57,712	13,220
Sales and marketing	2,299	775	5,600	1,066
Corporate, general and administrative	18,063	8,881	37,041	10,676
Depreciation and amortization	4,903	1,437	9,965	1,951
Acquisition related costs	2,789	149	3,055	149
Total operating expenses	178,767	54,643	326,577	80,755
Operating (loss) income	(6,488)	(9,724)	(17,378)	(7,918)
Nonoperating (expenses) income
Interest expense	(3,896)	(792)	(5,624)	(1,296)
Gain on remeasurement of warrant liabilities	7,391	1,795	3,855	1,795
Gain on remeasurement of contingent earnout liabilities	-	17,420	-	17,420
Gain (loss) on extinguishment of debt, net	(6,172)	1,358	(6,172)	1,358
Other income (expense), net	(45)	-	(507)	-
	(2,722)	19,781	(8,448)	19,277
(Loss) income before income tax	(9,210)	10,057	(25,826)	11,359
Income tax provision	(171)	-	(351)	-
Net (loss) income	$(9,381)	$10,057	$(26,178)	$11,359

Weighted-average basic shares outstanding	87,422,917	28,404,759	87,395,596	19,649,057
Weighted-average diluted shares outstanding	87,422,917	30,906,859	87,395,596	20,907,019
Net (loss) income per share
Basic	$(0.11)	$0.35	$(0.30)	$0.58
Diluted	$(0.11)	$0.33	$(0.30)	$0.54

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'/MEMBERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended
	Class A Common Stock		Preferred	Additional				Total
	Shares	Amount	Stock	Paid-in-capital	Members' units	Member's Equity	Retained Earnings (Deficit)	Equity
BALANCE - MARCH 31, 2021	-	$-	$-	$-	$223	$7,805	$-	$8,029
Activity prior to the Business Combination
Net loss	-	-	-	-	-	(6,487)	-	(6,487)
Effects of the Business Combination:								-
Reverse recapitalization	28,780,819	3	-	(186,632)	(223)	(1,319)	1,542	(186,629)
Equity consideration issued to acquire IMC	10,412,023	1	-	155,346	-	-	-	155,347
Shares issued for holdback	55,000	-	-	821	-	-	-	821
Proceeds from the sale of Class A common stock, net of offering costs	41,000,000	4	-	397,525	-	-	-	397,529
Activity after the Business Combination
Net income	-	-	-	-	-		16,543	16,543
Equity consideration issued to acquire SMA	384,615	-	-	5,027	-	-	-	5,027
BALANCE - JUNE 30, 2021	80,632,457	$8	$-	$372,088	$-	$-	$18,085	$390,181

BALANCE - MARCH 31, 2022	87,367,972	$9	$-	$508,945	$-	$-	$(16,763)	$492,190
Stock-based compensation expense	-	-	-	2,787	-	-	-	2,787
Issuance of shares upon vesting of stock-based compensation awards	100,000	-	-	-	-	-	-	-
Vesting of Series B Warrants under Advisory Agreement	-	-	-	2,530	-	-	-	2,530
Net loss	-	-	-	-	-	-	(9,381)	(9,381)
BALANCE - JUNE 30, 2022	87,467,972	$9	$-	$514,262	$-	$-	$(26,144)	$488,127

	Six Months Ended
	Class A Common Stock		Preferred	Additional				Total
	Shares	Amount	Stock	Paid-in-capital	Members' units	Member's Equity	Retained Earnings (Deficit)	Equity
BALANCE - DECEMBER 31, 2020	-	$-	$-	$-	$223	$6,504	$-	$6,727
Activity prior to the Business Combination:
Net loss	-	-	-	-	-	(5,185)	-	(5,185)
Effects of the Business Combination:
Reverse recapitalization	28,780,819	3	-	(186,632)	(223)	(1,319)	1,542	(186,629)
Equity consideration issued to acquire IMC	10,412,023	1	-	155,346	-	-	-	155,347
Shares issued for holdback	55,000	-	-	821	-	-	-	821
Proceeds from the sale of Class A common stock, net of offering costs	41,000,000	4	-	397,525	-	-	-	397,529
Activity after the Business Combination:
Net income	-	-	-	-	-	-	16,543	16,543
Equity consideration issued to acquire IMC	384,615	-	-	5,027	-	-	-	5,027
BALANCE - JUNE 30, 2021	80,632,457	$8	$-	$372,088	$-	$-	$18,085	$390,181

BALANCE - DECEMBER 31, 2021	87,367,972	$9	$-	$505,327	$-	$-	$33	$505,370
Stock-based compensation expense	-	-	-	3,875	-	-	-	3,875
Issuance of shares upon vesting of stock-based compensation awards	100,000	-	-	-	-	-	-	-
Vesting of Series B Warrants under Advisory Agreement	-	-	-	5,060	-	-	-	5,060
Net loss	-	-	-	-	-	-	(26,178)	(26,178)
BALANCE - JUNE 30, 2022	87,467,972	$9	$-	$514,262	$-	$-	$(26,144)	$488,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(26,178)	$11,359
Adjustments to reconcile net (loss)/income to net cash
Depreciation and amortization expense	9,965	1,961
Amortization of debt issuance costs	753	135
Stock-based compensation expense	3,875	-
Gain on remeasurement of warrant liabilities	(3,855)	(1,795)
Gain on remeasurement of contingent earnout liabilities	-	(17,420)
Loss (gain) on extinguishment of debt	6,172	(1,358)
Non-cash interest expense	1,078	-
Other non-cash, net	411	-
Changes in operating assets and liabilities:
Accounts receivable	(29,976)	1,267
Inventory	(365)	-
Prepaid expenses	(139)	(1,322)
Risk settlements due to/(due from) providers	19	(208)
Due to/from related parties	-	235
Other assets	(105)	(275)
Accounts payable	5,273	(2,113)
Accrued expenses	4,910	6,453
Other liabilities	764	99
Net Cash used in Operating Activities	(27,398)	(2,983)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,893)	(1,527)
Acquisition of businesses	-	(210,252)
Net Cash used in Investing Activities	(2,893)	(211,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock	-	410,000
Issuance costs of Class A common stock	-	(12,471)
Recapitalization transaction	-	(108,799)
Proceeds from borrowings	184,000	125,000
Principal payments on long-term debt	(121,881)	(24,496)
Payments of debt issuance costs	(6,174)	(6,883)
Long-term debt extinguishment costs	-	(487)
Collateral for letters of credit	(5,439)	-
Net Cash provided by Financing Activities	50,505	381,864

NET INCREASE IN CASH AND RESTRICTED CASH	20,214	167,102
Cash - Beginning of Period	47,917	4,934
CASH AND RESTRICTED CASH - END OF PERIOD	$68,130	$172,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH AT END OF PERIOD RECONCILIATION
Cash	68,130	170,080
Restricted cash	—	1,956
Cash and restricted cash - end of period	68,130	172,036

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Vesting of Series B Warrants under Advisory Agreement	5,060	—
Equity consideration issued in acquisitions	—	161,193
Contingent consideration issued in business combination	—	72,571
Payroll Protection Program loan forgiveness	—	2,164
Additions to construction in progress funded through accounts payable	773	565
Non-cash interest expense	1,078	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	3,769	941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Note 1. DESCRIPTION of business

CareMax, Inc. (“CareMax” or the “Company”), f/k/a Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), a Delaware corporation, was originally formed in July 2020 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. As of June 30, 2022, the Company operated 48 wholly owned, multi-specialty centers in Florida, Tennessee and New York, that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

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

Subsequent to consummation of the Business Combination, the Company acquired Senior Medical Associates, LLC ("SMA"), Stallion Medical Management, LLC ("SMM"), Unlimited Medical Services of Florida, LLC ("DNF"), Advantis Physician Alliance, LLC ("Advantis"), Business Intelligence & Analytics LLC ("BIX"), and three additional businesses (together with the acquisitions of SMA, SMM, DNF, Advantis and BIX, the "Acquisitions") which did not have a material impact on our condensed consolidated financial statements. No significant measurement period adjustments related to the Acquisitions were recognized during the three and six months ended June 30, 2022.

Pending Steward Transaction

In May 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among (i) the Company, (ii) Sparta Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (iii) Sparta Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (iv) Sparta Merger Sub III Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (v) Sparta Merger Sub I LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, (vi) Sparta Merger Sub II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, (vii) Sparta Merger Sub III LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, (viii) Sparta Sub Inc., a Delaware corporation ("SACN Holdco"), (ix) SNCN Holdco Inc. a Delaware corporation ("SNCN Holdco"), (x) SICN Holdco Inc., a Delaware corporation ("SICN Holdco" and, collectively with SACN Holdco, SNCN Holdco, Steward National Care Network, Inc., Steward Integrated Care Network, Inc., and Steward Accountable Care Network, Inc., each a "target" and, collectively, the "Targets"), (xi) Sparta Holding Co. LLC, a Delaware limited liability company (the “Seller”), and (xii) Steward Health Care System LLC, a Delaware limited liability company (referred to collectively with the Seller, the “Seller Parties”), pursuant to which the Company will acquire the Medicare value-based care business of the Seller Parties (such transaction, the “Steward Transaction”).

The aggregate consideration to be paid to the Seller at closing includes cash payment of $25 million, subject to customary adjustments, and 23,500,000 shares, subject to adjustment, of the Company's Class A common stock, $0.0001 par value per

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

share ("Class A Common Stock"). In addition, the Merger Agreement provides for earnout share consideration that will be due to the Seller upon achievement of certain milestones. At closing, the Company will also issue to certain equityholders of the Seller shares of a newly designated series of preferred stock of the Company, which will provide voting rights to such Seller equityholders, until the earlier of (i) the two year anniversary of the closing of the Steward Transaction and (ii) the issuance of earnout share consideration on certain discrete matters where such Seller equityholders are permitted to vote the Company's securities in their discretion under the investor rights agreement to be entered into between such equityholders of the Seller and the Company. Finally, at closing, the Company will also pay the Seller an amount equal to the value of the Target's accounts receivable attributable to Medicare value-based payments for the period between January 1, 2021 and the closing, minus the amount of such payments payable to the affiliate physicians of the Targets, and subject to an advance rate that the Company’s lenders may finance (the “Financed Net Pre-Closing Medicare AR”). In order to fund the Financed Net Pre-Closing Medicare AR payment, the Company may draw all or part of the delayed draw term loans under its existing Credit Agreement, dated May 10, 2022 (the “Credit Agreement”), or the Company may secure alternative financing as permitted under the Credit Agreement.

The Steward Transaction is subject to customary closing conditions, including approval by the Company's stockholders for purposes of compliance with the rules of the Nasdaq Stock Market LLC and receipt of regulatory approvals.

During the three and six months ended June 30, 2022, we have recognized $2.8 million of acquisition costs related to the pending Steward Transaction. We will continue to incur acquisition costs, including $8 million in fees to a financial advisor, payment of $3 million of which is contingent upon closing of the Steward Transaction, and payment of $5 million of which is contingent upon payment of the earnout share consideration to the Seller Parties. We will reflect this $8 million fee in our financial statements during the period in which the Steward Transaction closes.

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

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts. In the opinion of management, the accompanying unaudited and condensed consolidated financial statements include all adjustments of a normal recurring nature, which are necessary for a fair statement of financial position, operating results and cash flows for the periods presented. Operating results for any interim period are not necessarily indicative of results for the full year.

Pursuant to the Business Combination, the acquisition of CMG by DFHT was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, DFHT was treated as the “acquired” company. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of CMG issuing equity for the net assets of DFHT, accompanied by a recapitalization. The net assets of DFHT were stated at historical cost, with no goodwill or other intangible assets recorded. Further, CMG was determined to be the accounting acquirer in the acquisition of IMC (the “IMC Acquisition”). As such, the acquisition was considered a business combination under Accounting Standard Codification ("ASC") Topic 805, Business Combinations, and was accounted for using the acquisition method of accounting. CareMax recorded the fair value of assets acquired and liabilities assumed from IMC.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. The Company bases its estimates on the available information, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The areas where significant estimates are used in the accompanying financial statements include, but are not limited to, revenues and related receivables from risk adjustments, medical services expense and related payables, purchase price allocations, including fair value estimates of intangibles and contingent consideration; the valuation of and related impairment testing of long-lived assets, including goodwill and intangible assets; the valuation of the derivative warrant liabilities; the estimated useful lives of fixed assets and intangible assets, including internally developed software; revenue recognition and liability for unpaid claims. Actual results could differ from those estimates.

Emerging Growth Company

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Section 102(b)(1) of the Jumpstart Our Business Startups Act (the "JOBS Act") exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Additionally, as an emerging growth company, the Company is exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm is not required to evaluate and report on the effectiveness of internal control over financial reporting.

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

Composition of the Company's revenues and accounts receivable balances for the payors comprising 10% or more of revenue was as follows:

	Total Revenue
	Three months ended June 30, 2022	Six months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2021
Payor A	27%	30%	59%	69%
Payor B	24%	18%	7%	4%
Payor C	17%	17%	7%	8%
Payor D	13%	14%	9%	5%
Payor E	10%	12%	12%	8%
Total	91%	91%	94%	94%

	Accounts Receivable, net
	As of June 30, 2022	As of December 31, 2021
Payor A	23%	27%
Payor B	8%	7%
Payor C	16%	12%
Payor D	25%	23%
Payor E	12%	15%
Total	84%	84%

Recent Accounting Pronouncements

The Company has elected to defer compliance with ASC Topic 842, Leases ("ASC 842"), consistent with those requirements for a private company due to the Company’s status as an emerging growth company and the provisions of the JOBS Act. Accordingly, the Company adopted ASC 842 for the annual reporting period beginning January 1, 2022, and interim reporting periods within the annual reporting period beginning after December 15, 2022. As such, the Company has continued to present accounting for leases in its condensed consolidated financial statements in accordance with ASC Topic 840, Leases, in this Quarterly Report on Form 10-Q. The effect of adoption to be presented in the Company’s 2022 Form 10-K is expected to be material, adding approximately $0.1 billion right of use assets and corresponding lease liabilities to the Company’s balance sheet as of January 1, 2022.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments", which was subsequently amended by ASU 2020-03, "Codification Improvements to financial Instruments" (collectively referred to as "ASC 326"), which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. This standard replaces the previous incurred loss impairment model that recognizes losses when a probable threshold is met

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

with a requirement to recognize lifetime expected credit losses immediately when a financial asset is acquired or purchased. The standard has been further refined through subsequent releases by the FASB. The Company adopted ASC 326 on January 1, 2022 with no material impact to the consolidated financial statements.

In March 2020, the FASB issued temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR. In addition, in January 2021, the FASB issued guidance which refined the scope of ASC Topic 848, Reference Rate Reform, and clarified some of its guidance as part of FASB's ongoing monitoring of global reference rate reform activities. This guidance permitted entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. An entity may apply these amendments prospectively through December 31, 2022. The Company is currently evaluating the effect the update will have on its condensed consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU improves comparability after business combinations by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the effect this ASU will have on its condensed consolidated financial statements.

We do not expect that any other recently issued accounting guidance will have a significant effect on our condensed consolidated financial statements.

NOTE 3. REINSURANCE

The Company has acquired insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in our condensed consolidated statements of operations.

The nature of the Company’s stop loss coverage is to limit the benefits paid under one patient. The Company’s stop loss limits are defined within each health plan contract and stop loss purchased from a third party and can range from $30,000 to $200,000 per patient per year. Premium expense incurred was $4.3 million and $7.9 million for the three and six months ended June 30, 2022, respectively and $1.8 million and $2.2 million for the three and six months ended June 30, 2021, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans are unable to fulfill their obligations under stop loss contractual terms.

Recoveries recognized were $7.7 million and $14.1 million for the three and six months ended June 30, 2022, respectively, and $1.3 million and $1.7 million for the three and six months ended June 30, 2021, respectively. Estimated recoveries under stop loss policies are reported within the accounts receivable or amounts due to health plans as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the six months ended June 30, 2022 (in thousands):

Carrying Amount
Balance at December 31, 2021	$464,566
Measurement period adjustments	280
Balance at June 30, 2022	$464,846

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Intangible Assets

The following tables summarize gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
June 30, 2022
Risk Contracts	$64,570	$(16,642)	$47,928	7
Non-compete agreements	4,170	(1,101)	3,069	5
Trademarks	1,862	(1,193)	669	2
Other	251	(32)	220	5
Total	$70,852	$(18,967)	$51,885

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (years)
December 31, 2021
Risk Contracts	$64,822	$(9,818)	$55,004	7
Non-compete agreements	4,202	(686)	3,516	5
Trademarks	1,867	(827)	1,040	2
Other	251	—	251	5
Total	$71,141	$(11,331)	$59,811

Amortization expense totaled $3.7 and $7.6 million for the three and six months ended June 30, 2022 and $1.1 million and $1.3 million for the three and six months ended June 30, 2021, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2022 and December 31, 2021 is as follows (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$7,658	$7,516
Vehicles	3,686	3,711
Furniture and equipment	6,549	5,470
Software	3,539	2,950
Construction in progress	4,071	2,254
Total	25,502	21,902
Less: Accumulated depreciation	(8,171)	(5,909)
Total Property and equipment, net	$17,332	$15,993

Construction in progress at June 30, 2022 consisted of various leasehold improvements at the Company's centers.

Depreciation expense totaled $1.2 and $2.3 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $0.6 million during the three and six months ended June 30, 2021, respectively.

NOTE 6. LONG TERM DEBT

In May 2022, the Company entered into a credit agreement (the “Credit Agreement”) that provided for an aggregate of up to $300 million in term loans, comprised of (i) initial term loans in aggregate principal amount of $190 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110 million (the “Delayed Draw Term Loans”). The Credit Agreement permits the Company to enter into certain incremental facilities subject to compliance with the terms, conditions and covenants set forth therein. In May 2022, the Company drew $190 million of the Initial Term Loans and used approximately $121 million of the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended (the "Existing Credit Agreement”). During the three and six months ended June 30, 2022, the Company recognized debt extinguishment losses of $6.2 million related to early repayment of the Existing Credit Agreement.

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Based on the elections made by the Company, as of June 30, 2022, the Initial Term Loan borrowings bear interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus a spread adjustment of 0.114%), plus an applicable margin rate of 9.00%. As permitted under the Credit Agreement, the Company elected to capitalize 4.00% of the interest as principal amount on the outstanding Term Loans. As a result of this election, the cash interest component of the applicable margin increases by 0.50%. Amortization payments under the Credit Agreement are payable in quarterly installments, commencing on March 31, 2024, in aggregate principal amounts equal to 0.25% of the outstanding principal balance. As of June 30, 2022, no amounts were borrowed under the Delayed Draw Term Loans. All amounts owed under the Credit Agreement are due in May 2027.

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, liens or encumbrances, to make certain investments, to enter into sale-leaseback transactions or sell certain assets, to make certain restricted payments or pay dividends, to enter into consolidations, to transact with affiliates and to amend certain agreements, subject in each case to the exceptions and other qualifications as provided in the Credit Agreement. The Credit Agreement also contains covenants that require the Company to satisfy a minimum liquidity requirement of $50.0 million, which may be decreased to $25.0 million if the Company achieves a certain adjusted EBITDA, and maintain a maximum total leverage ratio based on the Company’s consolidated EBITDA, as defined in the Credit Agreement, with de novo losses excluded from the calculation of such ratio for up to 36 months after the opening of a de novo center, which maximum total leverage ratio will initially be 8.50 to 1.00, commencing with the fiscal quarter ended September 30, 2022 and is subject to a series of step-downs. For the fiscal quarters ending September 30, 2026 and thereafter the Company must maintain a maximum total leverage ratio no greater than 5.50 to 1.00.

As of June 30, 2022 and December 31, 2021, long term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Secured term loans	$191,078	$121,875
Other	50	65
Unamortized discounts and debt issuance costs	(9,609)	(4,704)
	181,520	117,236
Current portion	(18)	(6,275)
Long-term portion	$181,501	$110,960

Future maturities of debt outstanding at June 30, 2022 were as follows (in thousands):

Amount
Remainder of 2022	11
2023	15
2024	1,928
2025	1,918
2026	1,911
Thereafter	185,346
Total	$191,129

NOTE 7. STOCKHOLDERS' EQUITY

The condensed consolidated statement of changes in equity reflects the Reverse Recapitalization discussed in Note 2. As CMG was deemed the accounting acquirer in the Reverse Recapitalization with DFHT, all periods prior to the consummation of the Business Combination reflect the balances and activity of CMG.

Related Advisory Agreement

On July 13, 2021, the Company entered into an exclusive real estate advisory agreement (the "Advisory Agreement") with Related CM Advisor, LLC (the “Advisor”), a Delaware limited liability company and a subsidiary of The Related Companies, L.P. (“Related”), pursuant to which the Advisor has agreed provide certain real estate advisory services to the Company on an exclusive basis. The services include identifying locations for new centers nationwide as part of the Company’s de novo growth strategy, including, but not limited to, locations within and proximate to affordable housing communities that may be owned by Related.

(12)

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

The Company assessed the substance of the Subscription Agreement and determined that all instruments referenced in the Subscription Agreement should be assessed under the guidance of ASC Topic 718, Compensation - Stock Compensation, as non-employee awards issued to Related in exchange for real estate advisory services to be rendered per the Advisory Agreement. As a result, the Company recorded the Series A Warrants as a component of additional paid-in-capital using the fair value as of July 13, 2021.

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

Series B Warrants are recognized at their grant date fair value once vesting becomes probable. During the three months ended June 30, 2022, the Company recorded $2.5 million in prepaid expenses to reflect vesting of 500,000 Series B Warrant Shares. During the six months ended June 30, 2022, the Company recorded $5.0 million in prepaid expenses to reflect vesting of one million Series B Warrant Shares. Refer to Note 10, Related Party Transactions, for additional information.

Preferred Stock

The Company's Third Amended and Restated Certificate of Incorporation, dated June 8, 2021, authorizes the Company to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.

Redeemable Warrants - Public Warrants

On July 16, 2020, in connection with the Company's initial public offering (the "IPO"), DFHT sold 2,875,000 Public Warrants. Each whole Public Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreements entered into at the time of the IPO, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A Common Stock. This means only a whole Public Warrant may be exercised at a given time by a warrant holder. No fractional warrants were issued upon separation of the units issued in connection with the IPO and only whole Public Warrants will trade. The Company may redeem the Public Warrants when the price per share of Class A Common Stock equals or exceeds certain threshold prices.

Redeemable Warrants - Private Placement Warrants

Also in connection with the IPO, DFHT issued the 2,916,667 Private Placement Warrants at a purchase price of $1.50 per warrant. The Private Placement Warrants will not be redeemable by CareMax for cash so long as they are held by the initial

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

stockholders or their permitted transferees. With some exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Contingent Consideration Common Shares

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, are entitled to receive earn-out consideration to be paid out in the form of Class A Common Stock. The Business Combination Agreement provides that up to an additional 3,500,000 and 2,900,000 contingently issuable shares of Class A Common Stock (the "Earnout Shares") are payable after the Closing to the CMG Sellers and IMC Parent: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1,750,000 and 1,450,000 Earnout Shares are issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1,750,000 and 1,450,000 Earnout Shares will be issued to the CMG Sellers and IMC Parent, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company enters into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction is greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at the closing of such change in control transaction, the Share Price Triggers will be deemed to have been satisfied and the Company is required to issue, as of such closing, the applicable unissued Earnout Shares. The estimated fair value of the Earnout Shares was initially accounted for as a liability-classified instrument with changes in its fair value recorded in our condensed consolidated statements of operations until July 9, 2021. On July 9, 2021, the First Share Price Trigger was achieved, resulting in issuance of 1,750,000 and 1,450,000 Earnout Shares to the CMG Sellers and IMC Parent, respectively. Subsequent to the achievement of the First Share Price Trigger, the Company determined the Earnout Shares subject to the second Share Price Trigger should be equity classified and were recorded as such on July 9, 2021, the date of the event that caused the reclassification. As of June 30, 2022, the Second Share Price Trigger has not been achieved.

Stock-based Compensation

On June 4, 2021, the stockholders of the Company approved the CareMax Inc. 2021 Long-term Incentive Plan (the “2021 Plan”), effective on the Closing Date. The 2021 Plan permits the grant of equity-based awards to officers, directors, employees and other service providers. The 2021 Plan permits the grant of an initial share pool of 7,000,000 shares of Class A Common Stock and will be increased automatically, without further action of the Company’s board of directors, on January 1st of each calendar year commencing after the Closing Date and ending on (and including) January 1, 2031, by a number of shares of Class A Common Stock equal to the lesser of (i) four percent of the aggregate number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding calendar year, excluding for this purpose any such outstanding shares of Class A Common Stock that were granted under the 2021 Plan and remain unvested and subject to forfeiture as of the relevant December 31st, or (ii) a lesser number of shares of Class A Common Stock as determined by the Company’s board of directors or the Compensation Committee of the board of directors prior to the relevant January 1st.

The following awards were granted under the 2021 Plan during the three and the six months ended June 30, 2022:

	Three Months Ended June 30, 2022
	Number of units (in millions)	Weighted-average grant date fair value
Restricted stock units	3.2	$8.24
Performance stock units	0.2	$5.71
Options	0.4	$5.88

	Six Months Ended June 30, 2022
	Number of units (in millions)	Weighted-average grant date fair value
Restricted stock units	3.2	$8.19
Performance stock units	0.2	$5.79
Options	0.4	$5.87

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $2.8 million and $3.9 million, respectively ($0 during the three and six months ended June 30, 2021). Stock-based compensation expense is included in the corporate, general and administrative expenses in our condensed consolidated statements of operations. As of June 30, 2022, the Company had $26.7 million of compensation expense related to non-vested awards that will vest over the weighted-average period of 2.6 years (there were no awards outstanding as of June 30, 2021).

NOTE 8. NET INCOME (LOSS) PER SHARE

The Business Combination was accounted for as a reverse recapitalization by which CMG issued equity for the net assets of the Company accompanied by a recapitalization. Earnings per share have been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted-average number of common shares outstanding for the period subsequent to the transactions that occurred in connection with the Business Combination (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to CareMax, Inc. class A common stockholders	$(9,381)	$10,057	$(26,178)	$11,359

Weighted average basic shares outstanding	87,422,917	28,404,759	87,395,596	19,649,057
Weighted average diluted shares outstanding	87,422,917	30,906,859	87,395,596	20,907,019

Net (loss) income per share
Basic	$(0.11)	$0.35	$(0.30)	$0.58
Diluted	$(0.11)	$0.33	$(0.30)	$0.54

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive or because issuance of shares underlying such securities is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022		2021
Series A Warrants and Series B Warrants	8,000	—	8,000	—	—
Public and Private Placement Warrants	5,792	—	5,792	—	—
Earnout Shares	3,200	—	3,200	—	—
Unvested restricted stock units	3,246	—	3,246	—	—
Unvested performance stock units (assuming 100% target payout)	209	—	209	—	—
Unvested options	418	—	418	—	—
Total	20,864	—	20,864	—	—

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands):

June 30, 2022	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$2,070	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$2,450

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

December 31, 2021	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$—	$—	$4,375
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$4,000

Fair value of the Private Placement Warrants is measured using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. Key inputs into the Monte Carlo simulation include the expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock after considering the historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The fair value of Public Warrants is measured using the listed market price of such warrants, which is considered to be a Level 1 fair value measurement.

During the three and six months ended June 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of the derivative warrant liabilities of $7.4 million and $3.9 million, respectively.

There were no transfers between levels during the three and six months ended June 30, 2022 or the three and six months ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements inputs used in measurement of fair value of Private Placement Warrants:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Unit price	$3.63	$7.68
Volatility	65.1%	37.6%
Expected life of the options to convert	3.94	4.44
Risk-free rate	2.96%	1.17%
Dividend yield	0.0%	0.0%

The change in the fair value of the warrant liabilities for the six months ended June 30, 2022 is summarized as follows (in thousands):

Fair value of derivative warrant liabilities at December 31, 2021	$8,375
Change in fair value of derivative warrant liabilities	(3,855)
Fair value of derivative warrant liabilities at June 30, 2022	$4,520

NOTE 10. RELATED PARTY TRANSACTIONS

On July 13, 2021, the Company entered into the Advisory Agreement with the Advisor, which is described in Note 7, Stockholders Equity.

On July 13, 2021, the Company's board of directors appointed Mr. Bryan Cho, an Executive Vice President of Related, to serve as a Class III director of the Company. The appointment of Mr. Cho was made in connection with the Advisory Agreement, which provides the Advisor with the right to designate a director to serve on the Company's board of directors, subject to the continuing satisfaction of certain conditions, including that the Advisor and its affiliates maintain ownership of at least 500,000 shares of Class A Common Stock.

During the six months ended June 30, 2022, the Company recognized vesting of 1 million Series B Warrant Shares related to the upcoming opening of two centers for which the Advisor provided services under the Advisory Agreement. Refer to Note 7, Stockholders' Equity, for additional information. In addition, during the six months ended June 30, 2022, we have recorded $0.4 million in construction in progress representing construction advisory services provided to us by Related.

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

NOTE 11. OPERATING LEASES AND COMMITMENTS

The Company has entered into non-cancelable operating lease agreements for office space and centers expiring at various times through 2033. The operating lease agreements have renewal options ranging from one to seven years. Future minimum rental payments under these lease agreements, including renewal options which are considered reasonably certain of exercise and inclusive of leases which have not yet commenced, consisted of the following at June 30, 2022 (in thousands):

Amount
Remainder of 2022	$6,366
2023	14,640
2024	14,854
2025	14,568
2026	13,814
Thereafter	152,394
Total	$216,636

Rent expense, including related property taxes, sales taxes, and utilities, was approximately $3.8 million and $8.1 million during the three and six months ended June 30, 2022, respectively, and $0.7 million and $1.4 million during the three and six months ended June 30, 2021, respectively. Rent expense is included in general and administrative expenses and in cost of care in our condensed consolidated statements of operations.

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

Income tax provision was $0.2 million and $0.4 million during the three and six months ended June 30, 2022, respectively, and $0 during the three and six months ended June 30, 2021. The effective tax rate was (1.9)% and (1.4)% during the three and six months ended June 30, 2022, respectively, and 0.0% during the three and six months ended June 30, 2021, based on the assessment of a full valuation allowance, excluding a portion attributable to a "naked credit" deferred tax liability.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Compliance

The health care industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with imposition of significant fines and penalties, as well as significant repayments for patient services billed. Compliance with these laws and regulations, specifically those related to the Medicare and Medicaid programs, can be subject to government review and interpretation, as well as regulatory actions unknown and not yet asserted at this time. Management believes that the Company is in substantial compliance with current laws and regulations.

Litigation

The Company is involved in various legal actions arising in the normal course of business. Management has not identified any legal actions during the three and six months ended June 30, 2022 that were deemed to be material.

NOTE 14. VARIABLE INTEREST ENTITIES

Medical Care of NY, P.C. and Medical Care of Tennessee, PLLC (together, the "PCs") were established in 2022 to employ healthcare providers to deliver healthcare services to patients in New York and Tennessee. The Company concluded that it has variable interest in the PCs on the basis of its Administrative Service Agreements (the "ASAs") which provide for a

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

management fee payable to the Company from the PCs in exchange for providing management and administrative services which creates risk and a potential return to the Company. The PCs' equity at risk, as defined by GAAP, is insufficient to finance their activities without additional support, and therefore, the PCs are considered to be VIEs.

In order to determine whether the Company has a controlling financial interest in the PCs, and, thus, is the PCs' primary beneficiary, the Company considered whether it has (i) the power to direct the activities of PCs that most significantly impacts their economic performance and (ii) the obligation to absorb losses of the PCs or the right to receive benefits from the PCs that could potentially be significant to them. The Company concluded that the shareholder and employees of the PCs have no individual power to direct activities of the PCs that most significantly impact their economic performance. Under the ASAs, the Company is responsible for providing services that impact the growth of the patient population of the PCs, the management of that population's healthcare needs, the provision of required healthcare services to those patients, and the PCs' ability to receive revenue from health plans. In addition, the Company's variable interest in the PCs provides the Company with the right to receive benefits that could potentially be significant to them. The single member of the PCs is an employee of the Company. Based on this analysis the Company concluded that it is the primary beneficiary of the PCs and therefore consolidates the balance sheet, results of operations and cash flow of the PCs.

The following tables summarize financial position and operations of the PCs (in thousands):

	June 30, 2022	December 31, 2021
Total assets	$1,357	$-
Total liabilities	$1,749	$-

	Three Months Ended June 30, 2022	Six months Ended June 30, 2022
Revenues	$-	$-
Operating expenses	$392	$392
Net loss	$(392)	$(392)

(18)

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
•
the impact on our business of reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program, including the MA program and other programs governing accountable care organizations;
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

(19)

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
•
our ability to develop and maintain proper and effective internal control over financial reporting; and
•
the Steward Transaction may not occur, and if it does, it may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

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

(20)

Our Business

As of June 30, 2022, CareMax operated 48 centers in Florida, Tennessee and New York and planned to open 15 de novo centers during 2022, inclusive of the three opened during the first half of 2022. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

CareMax’s comprehensive, high touch approach to health care delivery is powered by its CareOptimize technology platform. CareOptimize is a proprietary end-to-end technology platform that aggregates data and analyzes that data using proprietary algorithms and machine learning to support more informed care delivery decisions and to focus care decisions on preventative chronic disease management and the social determinants of health. CareMax believes that CareOptimize is designed to drive better outcomes and lower costs. CareMax has shifted from selling the CareOptimize platform to new outside customers for a software subscription fee and is instead focused on providing the software to affiliated practices of its managed services organization ("MSO") to further improve financial, clinical and quality outcomes from the affiliated providers. As of June 30, 2022, this MSO serviced more than 100 independent physician associations ("IPAs").

CareMax’s centers offer 24/7 access to care through employed providers and provide a comprehensive suite of high-touch health care and social services to its patients, including primary care, specialty care, telemedicine, health & wellness, optometry, dental, pharmacy and transportation. CareMax’s differentiated healthcare delivery model is focused on care coordination with vertically integrated ambulatory care and community-centric services. The goal of CareMax is to intercede as early as possible to manage chronic conditions for its patient members in a proactive, holistic, and tailored manner to provide a positive influence on patient outcomes and a reduction in overall healthcare costs. CareMax focuses on providing access to high quality care in underserved communities.

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (approximately 81% and 73% of revenue for six months ended June 30, 2022 and 2021, respectively, came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of CareMax’s Medicare patients are enrolled in MA plans which are run by private insurance companies and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs.

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

Pending Steward Transaction

In May 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among (i) the Company, (ii) Sparta Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (iii) Sparta Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (iv) Sparta Merger Sub III Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (v) Sparta Merger Sub I LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, (vi) Sparta Merger Sub II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, (vii) Sparta Merger Sub III LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, (viii) Sparta Sub Inc., a Delaware corporation ("SACN Holdco"), (ix) SNCN Holdco Inc. a Delaware corporation ("SNCN Holdco"), (x) SICN Holdco Inc., a Delaware corporation ("SICN Holdco" and, collectively with SACN Holdco, SNCN Holdco, Steward National Care Network, Inc., Steward Integrated Care Network, Inc., and Steward Accountable Care Network, Inc., each a "target" and, collectively, the "Targets"), (xi) Sparta Holding Co. LLC, a Delaware limited liability company (the “Seller”), and (xii) Steward Health Care System LLC, a Delaware limited liability company (referred to collectively with the Seller, the “Seller Parties”), pursuant to which the Company will acquire the Medicare value-based care business of the Seller Parties (such transaction, the “Steward Transaction”).

The aggregate consideration to be paid to the Seller at closing includes cash payment of $25 million, subject to customary adjustments, and 23,500,000 shares, subject to adjustment, of the Company's Class A common stock, $0.0001 par value per

(21)

share ("Class A Common Stock"). In addition, the Merger Agreement provides for earnout share consideration that will be due to the Seller upon achievement of certain milestones. At closing, the Company will also issue to certain equityholders of the Seller shares of a newly designated series of preferred stock of the Company, which will provide voting rights to such Seller equityholders, until the earlier of (i) the two year anniversary of the closing of the Steward Transaction and (ii) the issuance of earnout share consideration on certain discrete matters where such Seller equityholders are permitted to vote the Company's securities in their discretion under the investor rights agreement to be entered into between such equityholders of the Seller and the Company. Finally, at closing, the Company will also pay the Seller an amount equal to the value of the Target's accounts receivable attributable to Medicare value-based payments for the period between January 1, 2021 and the closing, minus the amount of such payments payable to the affiliate physicians of the Targets, and subject to an advance rate that the Company’s lenders may finance (the “Financed Net Pre-Closing Medicare AR”). In order to fund the Financed Net Pre-Closing Medicare AR payment, the Company may draw all or part of the delayed draw term loans under its existing Credit Agreement, dated May 10, 2022 (the “Credit Agreement”), or the Company may secure alternative financing as permitted under the Credit Agreement.

The Steward Transaction is subject to customary closing conditions, including approval by the Company's stockholders for purposes of compliance with the rules of the Nasdaq Stock Market LLC and receipt of regulatory approvals.

During the three and six months ended June 30, 2022, we have recognized $2.8 million of acquisition costs related to the pending Steward Transaction. We will continue to incur acquisition costs, including $8 million in fees to a financial advisor, payment of $3 million of which is contingent upon closing of the Steward Transaction, and payment of $5 million of which is contingent upon payment of the earnout share consideration to the Seller Parties. We will reflect this $8 million fee in our financial statements during the period in which the Steward Transaction closes.

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

Patient Count as of*	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022
Medicare	15,500	16,500	16,500	16,500	21,500	26,500	33,500	34,000	37,000
Medicaid	22,500	22,500	21,000	23,000	23,500	24,500	28,000	28,500	29,500
Commercial	13,500	15,000	14,500	15,000	17,500	17,500	21,500	21,500	21,500
Total Count	51,500	54,000	52,000	54,500	62,500	68,500	83,500	84,000	88,000

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

MCREM Count as of*	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 20, 2022
Medicare	15,500	16,500	16,500	16,500	21,500	26,500	33,500	34,000	37,000
Medicaid	7,400	7,500	7,000	7,600	7,900	8,100	9,400	9,400	9,900
Commercial	4,600	5,000	4,900	5,100	5,900	5,800	7,200	7,200	7,100
Total MCREM	27,500	29,000	28,400	29,200	35,300	40,400	50,100	50,600	54,000

*Figures may not sum due to rounding

Medicare Advantage Patients

As of June 30, 2022, CareMax had approximately 37,000 MA patients of which 88% were in value-based, or risk-based, contracts. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for all of

(22)

the patient’s medical costs. For these patients CareMax is attributed an agreed percentage of the premium the MA plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by CareMax). A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the MA plan. If medical costs paid by the MA plan exceed premiums, CareMax is responsible to reimburse the MA plan.

Medicaid Patients

As of June 30, 2022, CareMax had approximately 29,500 Medicaid patients of which approximately 93% were in value-based contracts. Using the MCREM metric, the level of support required to manage these Medicaid patients equates to that of approximately 9,900 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program.

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

Commercial Patients

As of June 30, 2022, CareMax managed approximately 21,500 commercial patients of which approximately 27% were under value-based contracts that provided upside-only financial incentives for quality and utilization performance. Using the MCREM, the level of support required to manage these commercial patients equates to that of approximately 7,100 Medicare patients.

CareMax cares for a number of commercial patients (approximately 15% of CareMax's total patients) for whom it is reimbursed on a fee-for-service basis via their health plan in situations where it does not have a capitation relationship with that particular health plan.

CareMax fee for-service revenue, received directly from commercial plans, on a per patient basis is lower than its per patient revenue for at-risk patients based in part because its fee-for-service revenue covers only the primary care services that it directly provides to the patient, while the risk revenue is intended to compensate it for the services directly performed by it as well as the financial risk that it assumes related to the third-party medical expenses of at-risk patients.

Contract with Payors

Our economic model relies on its capitated partnerships with payors which manage and market MA plans across the United States. CareMax has established strategic value-based relationships with eleven different payors for Medicare Advantage patients, four different payors for Medicaid patients and one payor for Affordable Care Act ("ACA") patients. Our three largest payor relationships were Payor A, Payor B and Payor C, which generated 30%, 18% and 17% of our revenue, respectively, during the six months ended June 30, 2022. During the six months ended June 30, 2021 our largest payor relationships were Payor A, Payor D, and Payor E, which generated 47%, 18%, and 17% of our revenue on a pro forma basis, assuming the Business Combination with IMC occurred on January 1, 2021. These existing contracts and relationships with our partners’ understanding of the value of the CareMax model reduces the risk of entering into new markets as CareMax typically has payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new markets, is critical to our long-term success. We believe CareMax’s model is well-aligned with its payor partners - to drive better health outcomes for their patients, enhancing patient satisfaction, while driving incremental patient and revenue growth. This alignment of interests helps ensures our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 65% of our total operating expenses for the six months ended June 30, 2022 and 66% of our total operating expenses for the six months ended June 30, 2021. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at ERs or hospitals; we do not restrict their access to care. Therefore,

(23)

we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us for medical claims per episode in excess of certain levels.

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

(24)

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

The Company believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating projected operating results and trends and in comparing the Company’s financial measures with other similar companies, many of which present similar non-GAAP financial measures to investors. Management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. For this reason, these non-GAAP measures may not be comparable to other companies' similarly labeled non-GAAP financial measures. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. You should review the Company’s audited financial statements contained in the Annual Report.

EBITDA and Adjusted EBITDA

Management defines “EBITDA” as net income or net loss before interest expense, income tax provision, depreciation and amortization, change in fair value of warrant liabilities, and gain or loss on extinguishment of debt. “Adjusted EBITDA” is defined as EBITDA adjusted for special items such as duplicative costs, non-recurring legal, consulting, and professional fees, stock-based compensation, de novo costs for the first 18 months after opening, discontinued operations, acquisition costs and other costs that are considered one-time in nature as determined by management. Additionally, Adjusted EBITDA presented on a pro forma basis gives effect to the acquisitions of IMC and Care Holdings Group, LLC ("Care Holdings"), which owned Care Optimize LLC, as if they had occurred in historical periods, which does not necessarily reflect what the Company’s Adjusted EBITDA would have been had the acquisitions occurred on the dates indicated. Adjusted EBITDA is intended to be used as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Management believes that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measure with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentations of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Due to these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on the GAAP results and using

(25)

Adjusted EBITDA on a supplemental basis. Please review the reconciliation of net (loss) income to EBITDA and Adjusted EBITDA below and do not rely on any single financial measure to evaluate the Company’s business:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2022	2021	Y/Y Change	2022	2021	Y/Y Change
Net (loss) income	$(9,381)	$10,057	$(19,438)	$(26,178)	$11,359	$(37,537)

GAAP Pro Forma adjustments (1)	-	(6,186)	6,186	-	(8,917)	8,917

Pro Forma net (loss) income	(9,381)	3,871	(13,252)	(26,178)	2,442	(28,620)

Interest expense	3,896	1,667	2,229	5,624	3,067	2,557
Depreciation and amortization	4,903	3,339	1,564	9,965	6,318	3,647
Change in warrant liabilities	(7,391)	(1,795)	(5,596)	(3,855)	(1,795)	(2,060)
Change in contingent earnout liabilities	-	(17,420)	17,420	-	(17,420)	17,420
Loss (gain) on extinguishment of debt	6,172	806	5,366	6,172	806	5,366
Income tax provision	171	-	171	351	-	351
Other expenses	45	(2,367)	2,412	507	(2,155)	2,662

EBITDA	(1,585)	(11,900)	10,315	(7,414)	(8,738)	1,324

Other adjustments
Non-recurring expenses (2)	3,104	8,257	(5,153)	9,159	11,052	(1,893)
Acquisition costs (3)	4,074	3,806	268	7,503	4,973	2,530
Stock-based compensation	2,788	-	2,788	3,875	-	3,875
De novo losses (4)	993	364	629	2,112	548	1,564
Discontinued operations	-	-	-	-	(1)	1
Adjusted EBITDA	$9,374	$527	$8,847	$15,236	$7,835	$7,401

Figures may not sum due to rounding.

(1) Pro Forma figures give effect to the Business Combinations of IMC and Care Holdings as if they had occurred in historical periods.

(2) Includes professional fees, salaries and wages, and other expenses deemed one-time in nature.

(3) Includes transaction costs, integration costs, and other costs to achieve synergies.

(4) Includes non-buildout related costs incurred prior to opening a de novo location and initial opening losses post-center opening up 18 months after center opening.

Platform Contribution

We define Platform Contribution as revenue less the sum of (i) external provider costs and (ii) cost of care. We believe this metric best reflects the economics of our care model as it includes all medical claims expense associated with our patients’ care. As a center matures, we expect the Platform Contribution from that center to increase both in terms of absolute dollars as well as a percentage of capitated revenue. This increase will be driven by improving patient contribution economics over time, as well as our ability to generate operating leverage on the costs of our centers. Our aggregate Platform Contribution may not increase despite improving economics at our existing centers should we open new centers at a pace that skews our mix of centers towards newer centers. We would expect to experience minimal seasonality in Platform Contribution due to minimal seasonality in our patient contribution.

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The chart below is a pro forma view of our operations. This pro forma view assumes the Business Combination occurred on January 1, 2020, and is based upon estimates which we believe are reasonable.

Non-GAAP Operating Metrics

Patient & Platform Contribution	Jun 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022
Centers	21	22	24	24	34	40	45	48	48
Markets	1	1	1	1	2	3	4	6	6
Patients (MCREM)	27,500	29,000	28,400	29,200	35,300	40,400	50,100	50,600	54,000
At-risk	86.7%	85.6%	87.7%	87.0%	84.1%	87.2%	79.3%	79.8%	81.0%
Platform Contribution ($, Millions)	$18.1	$15.5	$17.9	$14.7	$8.2	$11.0	$16.0	$17.3	$21.7

(26)

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

We estimate our performance for the six months ended June 30, 2022 has been negatively impacted by approximately $1.0 million of direct COVID-19 costs, with negligible impact noted during the three months ended June 30, 2022.

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

For Medicaid in Florida, premiums are determined by Florida’s Agency for Health Care Administration ("AHCA") base rates are adjusted annually using historical utilization data projected forward by a third-party actuarial firm. The rates are established based on specific cohorts by age and sex and geographical location. AHCA uses a “zero sum” risk adjustment model that establishes acuity for certain cohorts of patients quarterly, depending on the scoring of that acuity, and may periodically shift premiums from health plans with lower acuity members to health plans with higher acuity members.

(27)

Other revenue. Other revenue includes professional capitation payments. These revenues are a fixed amount of money per patient per month paid in advance for the delivery of primary care services only, whereby CareMax is not liable for medical costs in excess of the fixed payment. Capitated revenues are typically prepaid monthly to CareMax based on the number of patients selecting us as their primary care provider. Our capitated rates are fixed, contractual rates. Incentive payments for Healthcare Effectiveness Data and Information Set (“HEDIS”) and any services paid on a fee for service basis by a health plan are also included in other revenue. Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our affiliated medical groups. Revenue for primary care service for patients in a partial risk or up-side only contract, pharmacy revenue and revenue generated from CareOptimize are reported in other revenue.

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

(28)

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

Nonoperating Income (Expenses)

Interest expense. Interest expense consists primarily of interest payments on our outstanding borrowings.

Gain on remeasurement of warrant liabilities. Loss on remeasurement of warrant liabilities consists of changes in fair value of the Public Warrants and Private Placement Warrants.

Gain on remeasurement of contingent earnout liabilities. Gain on remeasurement of contingent earnout liabilities consists of changes in the fair value of contingent earnout liabilities.

Gain (loss) on extinguishment of debt. Gain (loss) on extinguishment of debt consists primarily of write-offs of unamortized debt issuance costs upon early repayments of debt.

Other income (expense), net. Other income (expense), net, includes research and development costs, franchise tax payments and other miscellaneous corporate expenses.

Results of Operations

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenue
Medicare risk-based revenue	$143,664	$37,761	$105,903	280.5%
Medicaid risk-based revenue	19,896	5,449	14,447	265.1%
Other revenue	8,719	1,709	7,010	410.2%
Total revenue	172,279	44,919	127,360	283.5%
Operating expenses
External provider costs	120,348	35,535	84,813	238.7%
Cost of care	30,364	7,867	22,497	286.0%
Sales and marketing	2,299	775	1,524	196.7%
Corporate, general and administrative	18,063	8,881	9,182	103.4%
Depreciation and amortization	4,903	1,437	3,466	241.2%
Acquisition related costs	2,789	149	2,640	1,772.0%
Total costs and expenses	178,767	54,643	124,124	227.2%
Operating (loss) income	$(6,488)	$(9,724)	$3,236	(33.3%)

Interest expense	(3,896)	(792)	(3,104)	391.9%
Gain on remeasurement of warrant liabilities	7,391	1,795	5,596	311.7%
Gain on remeasurement of contingent earnout liabilities	-	17,420	(17,420)	(100.0%)
Gain (loss) on extinguishment of debt	(6,172)	1,358	(7,530)	(554.5%)
Other income (expense), net	(45)	-	(45)	(100.0%)
Nonoperating (expenses) income	(2,722)	19,781	(22,503)	(113.8%)
(Loss) income before income taxes	$(9,210)	$10,057	$(19,267)	(191.6%)
Income tax provision	(171)	-	(171)	(100.0%)
Net (loss) income	$(9,381)	$10,057	$(19,438)	(193.3%)

*Figures may not sum due to rounding

Medicare risk-based revenue. Medicare risk-based revenue was $143.7 million for the three months ended June 30, 2022, an increase of $105.9 million compared to $37.8 million for the three months ended June 30, 2021. This increase was driven primarily by a 257% increase in the total number of at-risk patients primarily from the acquisitions of IMC, SMA, DNF and Advantis and due to conversion of partial risk patients to full risk, partially offset by a 7% reduction in rates, driven by member mix.

(29)

Medicaid risk-based revenue. Medicaid risk-based revenue was $19.9 million for the three months ended June 30, 2022, an increase of $14.5 million compared to $5.4 million for the three months ended June 30, 2021. Medicaid risk-based revenue relates entirely to patients that were acquired from the Business Combination with IMC in June 2021.

Other revenue. Other revenue was $8.7 million for the three months ended June 30, 2022, an increase of $7.0 million compared to $1.7 million for the three months ended June 30, 2021. The increase is related to fee-for-service and pharmacy revenues acquired in various acquisitions and higher HEDIS and other partial risk surplus payments.

External provider costs. External provider costs were $120.4 million for the three months ended June 30, 2022, an increase of $84.8 million compared to $35.5 million for the three months ended June 30, 2021. The increase was primarily due to a 261% increase in at-risk patients, including Medicaid, from the acquisitions of IMC, SMA DNF and Advantis, partially offset by a 6% decrease in PPPM rates, driven by member mix.

Cost of care expenses. Cost of care expenses were $30.4 million for the three months ended June 30, 2022, an increase of $22.5 million compared to $7.9 million for the three months ended June 30, 2021. The increase was due to membership growth from acquisitions of IMC, SMA, DNF and Advantis.

Sales and marketing expenses. Sales and marketing expenses were $2.3 million for the three months ended June 30, 2022, an increase of $1.5 million compared to $0.8 million for the three months ended June 30, 2021. The increase was primarily due to the increase in sales staff and marketing efforts resulting from acquisitions.

Corporate, general & administrative. Corporate, general & administrative expense was $18.1 million for the three months ended June 30, 2022, an increase of $9.2 million compared to $8.9 million for the three months ended June 30, 2021. The increase was primarily from the acquired overhead related to IMC, SMA, DNF, BIX and Advantis, as well as costs associated with becoming a publicly traded company.

Depreciation and amortization. Depreciation and amortization expense was $4.9 million for the three months ended June 30, 2022, an increase of $3.5 million compared to $1.4 million for the three months ended June 30, 2021. This was due to amortization of intangible assets acquired as part of acquisitions of IMC, SMA, DNF, BIX and Advantis.

Acquisition related costs. Acquisition related costs were $2.8 million for the three months ended June 30, 2022, an increase of $2.6 million compared to $149,000 during the three months ended June 30, 2021. This cost relates primarily to the $2.8 million related to the pending Steward Transaction.

Interest expense. Interest expense was $3.9 million for the three months ended June 30, 2022, an increase of $3.1 million compared to $0.8 million for the three months ended June 30, 2021. This increase was due to the increased borrowings and higher weighted-average interest rate.

Change in fair value of derivative warrant liabilities. We have recorded a gain of $7.4 million during the three months ended June 30, 2022, an increase of $5.6 million for the three months ended June 30, 2021. This increase in gain is driven primarily by the decrease in CareMax's stock price.

Gain (loss) on remeasurement of contingent earnout liabilities. We recorded a gain on remeasurement of contingent earnout liabilities of $17.4 million during the three months ended June 30, 2021. Contingent earnout liabilities are no longer remeasured to fair value following their reclassification to equity during the second quarter 2021, accordingly, no gain or loss on contingent earnout liabilities was recognized during the three months ended June 30, 2022.

Gain (loss) on extinguishment of debt. During the three months ended June 30, 2022, in connection with the early extinguishment and termination of the Existing Credit Agreement, we have recognized a loss on extinguishment of debt of $6.2 million. During the three months ended June 30, 2021, we recorded a gain of $2.2 million related to the forgiveness of Paycheck Protection Program (“PPP”) loans partially offset by a loss of extinguishment of debt of $800,000.

Other expenses. Other expenses were $45,000 for the three months ended June 30, 2022 as compared to $0 for the three months ended June 30, 2021. The increase is driven by miscellaneous corporate expenses.

(30)

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenue
Medicare risk-based revenue	$251,410	$65,577	$185,833	283.4%
Medicaid risk-based revenue	40,062	5,449	34,613	635.2%
Other revenue	17,727	1,811	15,916	878.9%
Total revenue	309,199	72,837	236,362	324.5%
Operating expenses
External provider costs	213,204	53,694	159,510	297.1%
Cost of care	57,712	13,220	44,492	336.6%
Sales and marketing	5,600	1,066	4,534	425.4%
Corporate, general and administrative	37,041	10,676	26,365	247.0%
Depreciation and amortization	9,965	1,951	8,014	410.7%
Acquisition related costs	3,055	149	2,906	1,950.5%
Total costs and expenses	326,577	80,756	245,821	304.4%
Operating (loss) income	$(17,378)	$(7,918)	$(9,460)	119.5%

Interest expense	(5,624)	(1,296)	(4,328)	334.0%
Gain on remeasurement of warrant liabilities	3,855	1,795	2,060	114.8%
Gain on remeasurement of contingent earnout liabilities	-	17,420	(17,420)	(100.0%)
Gain (loss) on extinguishment of debt, net	(6,172)	1,358	(7,530)	(554.5%)
Other income (expense), net	(507)	-	(507)	(100.0%)
Nonoperating (expenses) income	(8,448)	19,277	(27,725)	(143.8%)
(Loss) income before income taxes	$(25,826)	$11,359	$(37,185)	(327.4%)
Income tax provision	(351)	-	(351)	(100.0%)
Net (loss) income	$(26,178)	$11,359	$(37,537)	(330.5%)

Medicare risk-based revenue. Medicare risk-based revenue was $251.4 million for the six months ended June 30, 2022, an increase of $185.8 million compared to $65.6 million for the six months ended June 30, 2021. This increase was driven primarily by a 322% increase in the total number of at-risk patients from the acquisitions of IMC, SMA, DNF and Advantis, partially offset by a 9% reduction in rates, driven by member mix.

d

Medicaid risk-based revenue. Medicaid risk-based revenue was $40.0 million for the six months ended June 30, 2022, an increase of $34.6 million compared to $5.4 million for the six months ended June 30, 2021. Medicaid risk-based revenue relates entirely to patients that were acquired from the Business Combination with IMC in June 2021.

Other revenue. Other revenue was $17.7 million for the six months ended June 30, 2022 an increase of $15.9 million compared to $1.8 million for the six months ended June 30, 2021. The increase is related to fee-for-service and pharmacy revenues acquired in various acquisitions and higher HEDIS and other surplus bonuses.

External provider costs. External provider costs were $213.2 million for the six months ended June 30, 2022, an increase of $159.5 million compared to $53.7 million for the six months ended June 30, 2021. The increase was primarily due to a 357% increase in at-risk patients, including Medicaid, from the acquisitions of IMC, SMA, DNF and Advantis, partially offset by a 13% decrease in PPPM rates, driven by member mix.

Cost of care expenses. Cost of care expenses were $57.7 million for the six months ended June 30, 2022, an increase of $44.5 million compared to $13.2 million for the six months ended June 30, 2021. The increase was due to membership growth from acquisitions of IMC, SMA, DNF and Advantis.

Sales and marketing expenses. Sales and marketing expenses were $5.6 million for the six months ended June 30, 2022, an increase of $4.5 million compared to $1.1 million for the six months ended June 30, 2021. The increase was primarily due to the increase in sales staff and marketing efforts resulting from acquisitions.

Corporate, general & administrative. Corporate, general & administrative expense was $37.0 million for the six months ended June 30, 2022, an increase of $26.4 million compared to $10.7 million for the six months ended June 30, 2021. The increase was primarily from the acquired overhead related to IMC, SMA, DNF, BIX and Advantis, as well as costs associated with becoming a publicly traded company.

(31)

Depreciation and amortization. Depreciation and amortization expense was $10.0 million for the six months ended June 30, 2022, an increase of $8.0 million compared to $2.0 million for the six months ended June 30, 2021. This was due to amortization of intangible assets acquired as part of acquisitions of IMC, SMA, DNF, BIX and Advantis.

Acquisition related costs. Acquisition related costs were $3.1 million for the six months ended June 30, 2022, an increase of $2.9 million compared to $149,000 for the six months ended June 30, 2021. This increase is primarily driven by the $2.8 million related to the pending Steward Transaction.

Interest expense. Interest expense was $5.6 million for the six months ended June 30, 2022, an increase of $4.3 million compared to $1.3 million for the six months ended June 30, 2021. This increase was due to the increased borrowings and higher weighted-average interest rate.

Change in fair value of derivative warrant liabilities. We have recorded a gain of $3.9 million during the six months ended June 30, 2022, an increase of $2.1 million for the six months ended June 30, 2021. This increase in gain is driven primarily by the decrease in CareMax's stock price.

Gain (loss) on remeasurement of contingent earnout liabilities. We recorded a gain of $17.4 million during the six months ended June 30, 2021. Contingent earnout liabilities are no longer remeasured to fair value following their reclassification to equity during the second quarter 2021, accordingly, no gain or loss on contingent earnout liabilities was recognized during the six months ended June 30, 2022.

Gain (loss) on extinguishment of debt. During the six months ended June 30, 2022, in connection with the early extinguishment and termination of the Existing Credit Agreement, we have recognized a loss on extinguishment of debt of $6.2 million. During the six months ended June 30, 2021 we recorded a gain of $2.2 million related to the forgiveness of PPP loans partially offset by a loss on extinguishment of debt of $800,000.

Other expenses. Other expenses were $0.5 million for the six months ended June 30, 2022 as compared to $0 for the six months ended June 30, 2021. The increase is driven by miscellaneous corporate expenses.

Liquidity and Capital Resources

Overview

As of June 30, 2022, we had cash on hand of $68.1 million. In addition, our Credit Agreement provides the ability to draw term loans in an amount up to $110 million under certain circumstances to finance permitted acquisitions and similar permitted investments, de novo center growth and optimization of de novo centers and management services organization performance.

Our principal sources of liquidity have been cash generated by our centers and MSO operations, borrowings under our credit facilities and proceeds from equity issuances. We have used these funds to meet our capital requirements, which consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, center and office lease expenses, insurance premiums, acquisitions and debt service. Our future capital expenditure requirements will depend on many factors, including the pace and scale of our expansion in new and existing markets, any future acquisitions, patient volume, and revenue growth rates. Many of our capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up. We also expect to incur costs related to acquisitions and de novo growth through the opening of new centers, which we expect to require significant capital expenditures, including lease and construction expenses. We may be required to seek additional equity or debt financing, in addition to cash on hand and borrowings under our Credit Facilities in connection with our business growth, including debt financing that may be available to us from certain health plans for each new center that we open under the terms of our agreements with those health plans. In the event that additional financing is required from outside sources, we may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, our business, results of operations, and financial condition would be materially and adversely affected. We believe that our existing cash, amounts available under our Credit Agreement, and amounts available to us under our agreement with Anthem, each as described below, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months.

(32)

The Impact of COVID-19

As further detailed above in “Impact of COVID-19”, we estimate our performance during the six months ended June 30, 2022 has been impacted by approximately $1.0 million of direct COVID-19 costs, with negligible impact noted during the three months ended June 30, 2022. While it is impossible to predict the scope or duration of COVID-19 or the future impact on our liquidity and capital resources, COVID-19 could materially affect our liquidity and operating cash flows in future periods.

Credit Facilities

In May 2022, the Company entered into the Credit Agreement that provided for an aggregate of up to $300 million in term loans, comprised of (i) initial term loans in aggregate principal amount of $190 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110 million (the “Delayed Draw Term Loans”). The Credit Agreement permits the Company to enter into certain incremental facilities subject to compliance with the terms, conditions and covenants set forth therein. In May 2022, the Company drew $190 million of the Initial Term Loans and used approximately $121 million of the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended (the "Existing Credit Agreement”). During the three and six months ended June 30, 2022, the Company recognized debt extinguishment losses of $6.2 million related to early repayment of the Existing Credit Agreement.

Based on the elections made by the Company, as of June 30, 2022, the Initial Term Loan borrowings bear interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus a spread adjustment of 0.114%), plus an applicable margin rate of 9.00%. As permitted under the Credit Agreement, the Company elected to capitalize 4.00% of the interest as principal amount on the outstanding Term Loans. As a result of this election, the cash interest component of the applicable margin increases by 0.50%. Amortization payments under the Credit Agreement are payable in quarterly installments, commencing on March 31, 2024, in aggregate principal amounts equal to 0.25% of the outstanding principal balance. As of June 30, 2022, no amounts were borrowed under the Delayed Draw Term Loans and $190 million was outstanding under the Initial Term Loans. All amounts owed under the Credit Agreement are due in May 2027.

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, liens or encumbrances, to make certain investments, to enter into sale-leaseback transactions or sell certain assets, to make certain restricted payments or pay dividends, to enter into consolidations, to transact with affiliates and to amend certain agreements, subject in each case to the exceptions and other qualifications as provided in the Credit Agreement. The Credit Agreement also contains covenants that require the Company to satisfy a minimum liquidity requirement of $50.0 million, which may be decreased to $25.0 million if the Company achieves a certain adjusted EBITDA, and maintains a maximum total leverage ratio based on the Company’s consolidated EBITDA, as defined in the Credit Agreement, with de novo losses excluded from the calculation of such ratio for up to 36 months after the opening of a de novo center, which maximum total leverage ratio will initially be 8.50 to 1.00, commencing with the fiscal quarter ended September 30, 2022 and is subject to a series of step-downs. For the fiscal quarters ending September 30, 2026 and thereafter the Company must maintain a maximum total leverage ratio no greater than 5.50 to 1.00.

Anthem Collaboration Agreement

In connection with our collaboration agreement with Anthem, which was announced in August of 2021, we plan to open centers across eight priority states as part of our de novo strategy to open new centers in additional markets. Anthem has agreed to provide debt financing of up to $1 million for each new center opened in partnership with Anthem. We intend to use such funds to partially offset the costs of opening new centers in connection with our de novo growth strategy.

Cash Flows

The following table summarizes our cash flows for the periods presented:

(in thousands)	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(27,398)	$(2,983)
Net cash used in investing activities	$(2,893)	$(211,779)
Net cash provided by financing activities	$50,505	$381,864

(33)

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2022 was $27.4 million, an increase of $24.4 million as compared to $3.0 million used by operating activities during the six months ended June 30, 2021. This increase is partially due to a net increase of $0.7 million to net loss and non-cash charges, primarily due to the net loss from operations of $26.2 million reported for the six months ended June 30, 2022 compared to the net income from operations of $11.3 million for six months ended June 30, 2021, offset by increases to depreciation and amortization, loss on extinguishment of debt, loss realized on remeasurement of warrant liabilities, and change in fair value of contingent earnout liabilities reported during the six months ended June 30, 2021. In addition, there was a net change of $23.8 million to the Company's operating assets and liabilities, mostly driven by the timing of collections and payments and the growth in the number of patients.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2022 was $2.9 million consisting primarily of leasehold improvements and medical equipment for our centers, as compared to $211.8 million for the six months ended June 30, 2021, primarily driven by the acquisitions of IMC and SMA.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2022 was $50.5 million and was driven by the proceeds of $184 million from borrowings issued under the Credit Agreement, offset by payment of related debt issuance costs of $6.0 million and the early repayment of our Existing Credit Agreement of $121.9 million. Net cash provided by financing activities of $381.9 million during the six months ended June 30, 2021 was primarily related to the Business Combination, and consisted of $125.0 million of borrowings under the Existing Credit Agreement, $410.0 million from issuance and sale of Class A Common Stock, partially offset by cash used in the consummation of the reverse recapitalization of $108.8 million, repayment of borrowings of $24.5 million, equity issuance costs of $12.5 million, payment of deferred financing costs of $6.9 million and payment of debt prepayment penalties of $500,000.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under the Credit Agreement and operating leases for our centers.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 or December 31, 2021 other than operating leases.

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

(34)

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

(35)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of June 30, 2022, based on the material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(36)

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

Item1A. Risk Factors

Except as set forth below, there have been no material changes to the principal risks that we believe to be material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to the Acquisition of the Medicare value-based care business of the Seller Parties

The Merger Agreement with the Seller Parties is subject to closing conditions, including our stockholders' approval of the issuance of the Share Consideration (as defined below), and there can be no guarantee that our stockholders will approve the issuance of the Share Consideration or that the Closing will occur.

On May 31, 2022, we entered into the Merger Agreement with the Seller Parties and the other parties thereto. Pursuant to the Merger Agreement, among other consideration, we will issue at the Steward Closing 23,500,000 shares of Class A Common Stock (the “Initial Share Consideration”), and immediately following the Steward Closing, the equityholders of Seller are expected to own, in the aggregate, approximately 21% of the Company’s Class A Common Stock. Additionally, following the Steward Closing, upon the Company’s effective conversion of 100,000 Medicare patients from the Seller Parties’ Medicare network to risk-based, value-based care arrangements with a Medical Expense Ratio of less than 85% for two consecutive calendar quarters, we will issue the Seller, for immediate distribution to its equityholders, a number of shares of Class A Common Stock (the “Earnout Share Consideration” and together with the Initial Share Consideration, the “Share Consideration”) that, when added to the Initial Share Consideration, would have represented 41% of the issued and outstanding shares of Class A Common Stock as of the Steward Transaction Closing.

As a result of the potential issuance of the Share Consideration, we are required to receive stockholder approval of the issuance of the Share Consideration prior to the Steward Transaction Closing for purposes of compliance with Nasdaq rules. We plan to file a proxy statement with the SEC seeking approval by our stockholders of the issuance of the Share Consideration. Certain of our stockholders have agreed to vote in favor of the issuance of the Share Consideration, but there can be no guarantee that we will receive stockholder approval.

The Merger Agreement contains additional customary closing conditions set forth therein, including the receipt of regulatory approvals. Even if we receive stockholder approval for the issuance of the Share Consideration, there can be no guarantee that all other conditions to the Steward Transaction Closing will be satisfied on a timely basis or at all. In the event that the Steward Transaction Closing does not occur, the anticipated benefits of the Steward Transactions will not be realized, which could have a material adverse effect on our future growth, business, financial condition and results of operations.

The issuance of the Share Consideration will result in dilution to our stockholders and may adversely affect us, including the market price of our securities.

The Initial Share Consideration to be issued under the Merger Agreement consists of 23,500,000 shares of Class A Common Stock, which is expected to be approximately 21% of the Company’s Class A Common Stock issued and outstanding, will result in a significant, immediate dilution to the Company’s stockholders and may cause the trading price of the Company’s securities to decline. Additionally, upon the issuance of the Earnout Share Consideration, there will be significant additional dilution to the Company’s stockholders, and even in the event that the Earnout Share Consideration is not issued, the potential for the issuance of the Earnout Share Consideration may negatively affect the trading price of the Company’s securities in anticipation of such dilution. Additionally, the dilution caused by the Share Consideration could, among other things, limit the ability of our current stockholders to influence management of the Company post-closing.

(37)

Certain of the equityholders who will receive Share Consideration will be subject to lockup provisions that restrict the sale of the Class A Common Stock by such persons in excess of 4% of the total outstanding Class A Common Stock immediately following the Steward Transaction Closing for one year, subject to certain exceptions, but sales of a substantial number of the Equity Consideration Securities in the public market, or the perception that such sales may occur, could adversely affect the market price of our securities, notwithstanding such lockup provisions.

Failure to complete the Steward Transaction could negatively impact the Company.

If the Steward Transaction is not completed for any reason, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our employees and patients. Additionally, if the Merger Agreement is terminated, the market price of our securities could decline to the extent that current market prices reflect a market assumption that the Steward Transaction will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the Steward Transaction or to perform our obligations under the Merger Agreement.

The Acquisition may be more difficult, costly, or time-consuming than expected, and we may not realize the anticipated benefits of the Steward Transaction.

To realize the anticipated benefits from the Steward Transaction, we must successfully integrate and combine our business with that of Steward Value-Based Care. If we are not able to successfully achieve these objectives, the anticipated benefits of the Steward Transaction may not be realized fully or at all or may take longer to realize than expected. In addition, the actual benefits of the Steward Transaction could be less than anticipated, and integration may result in additional unforeseen expenses. In addition, we and Steward Value-Based Care have operated and, until the completion of the Steward Transaction, must continue to operate, independently. It is possible that the integration process could result in the loss of one or more key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect each company’s ability to maintain relationships with doctors, patients, and employees or to achieve the anticipated benefits of the Steward Transaction. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on CareMax during this transition period and for an undetermined period after completion of the Steward Transaction.

We are subject to business uncertainties and contractual restrictions while the Steward Transaction is pending.

Uncertainty about the effects of the Steward Transaction may have an adverse effect on us or Steward Value-Based Care. These uncertainties may impair Steward Value-Based Care’s and our ability to attract, retain and motivate key personnel until the Steward Transaction is completed, and could cause third parties that deal with Steward Value-Based Care or us to seek to change existing business relationships, any of which could materially adversely impact our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

(38)

No.	Description of Exhibit
10.1+

Agreement and Plan of Merger, dated May 31, 2022, by and among, CareMax, Inc., Sparta Merger Sub I Inc., Sparta Merger Sub II Inc., Sparta Merger Sub III Inc., Sparta Merger Sub I LLC, Sparta Merger Sub II LLC, Sparta Merger Sub III LLC, Sparta Sub Inc., SNCN Holdco Inc., SICN Holdco Inc., Sparta Holding Co. LLC, and Steward Health Care System LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 1, 2022).

10.2

Support Agreement, dated May 31, 2022, by and between CareMax, Inc. and Deerfield Partners, L.P. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 1, 2022).

10.3++

Credit Agreement, dated as of May 10, 2022, by and among the Company, certain of the Company’s subsidiaries as guarantors, Jefferies Finance LLC, as Administrative Agent, Collateral Agent, Sole Lead Arranger and Bookrunner, BlackRock Financial Management, as Lead Manager, Crestline Direct Finance, L.P., as Documentation Agent, and certain other banks and financial institutions serving as lenders (Incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-264654), filed with the SEC on May 18, 2022).

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

* Filed herewith.

** Furnished herewith.

+ Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

++Certain portions of this exhibit have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

(39)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: August 9, 2022		/s/ Carlos A. de Solo
	Name:	Carlos A. de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 9, 2022		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(40)