Form 10-Q
period 2022-09-30
CareMax, Inc.
filed 2022-11-09
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39391

CareMax, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-0992224
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 NW 57th Court, Suite 400 Miami, FL	33126
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 360-4768

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CMAX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	CMAXW	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 7, 2022, the registrant had 87,396,972 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share issued and outstanding.

CareMax, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS

Current Assets
Cash	$53,315	$47,917
Accounts receivable, net	85,766	41,998
Inventory	911	550
Warrants and prepaid expenses	21,653	17,040
Risk settlements due from providers	537	539
Total Current Assets	162,183	108,044

Property and equipment, net	18,125	15,993
Goodwill	465,058	464,566
Intangible assets, net	48,166	59,811
Deferred debt issuance costs	2,644	1,972
Other assets	11,258	2,706
Total Assets	$707,433	$653,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$13,422	$3,110
Accrued expenses	16,630	8,690
Risk settlements due to providers	50	196
Current portion of long-term debt	159	6,275
Other current liabilities	3,485	3,687
Total Current Liabilities	33,745	21,959

Derivative warrant liabilities	11,851	8,375
Long-term debt	184,253	110,960
Other liabilities	8,379	6,428
Total Liabilities	238,228	147,722
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Preferred stock (1,000,000 authorized and none outstanding as of September 30, 2022 and December 31, 2021)	-	-
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 87,396,972 and 87,367,972 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	9	9
Additional paid-in-capital	517,393	505,327
Retained earnings (deficit)	(48,197)	33
Total Stockholders' Equity	469,205	505,370

Total Liabilities and Stockholders' Equity	$707,433	$653,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Medicare risk-based revenue	$122,267	$76,428	$373,677	$142,005
Medicaid risk-based revenue	19,852	20,884	59,914	26,333
Other revenue	15,551	7,308	33,278	9,118
Total revenue	157,670	104,620	466,869	177,456

Operating expenses
External provider costs	106,900	73,329	320,104	127,023
Cost of care	30,213	21,602	87,925	34,822
Sales and marketing	2,355	1,274	7,955	2,340
Corporate, general and administrative	21,687	13,589	58,728	24,264
Depreciation and amortization	4,573	5,176	14,538	7,127
Acquisition related costs	494	879	3,549	1,028
Total operating expenses	166,222	115,849	492,799	196,603
Operating income (loss)	(8,552)	(11,229)	(25,930)	(19,147)
Nonoperating income (expense)
Interest expense	(6,076)	(1,291)	(11,700)	(2,587)
Change in fair value of derivative warrant liabilities	(7,331)	10,227	(3,476)	12,022
Gain (loss) on remeasurement of contingent earnout liabilities	-	(11,625)	-	5,794
Gain (loss) on extinguishment of debt, net	-	279	(6,172)	1,637
Other income (expense), net	87	(840)	(420)	(840)
	(13,320)	(3,250)	(21,768)	16,026
Income (loss) before income tax	(21,872)	(14,479)	(47,698)	(3,120)
Income tax benefit (expense)	(181)	-	(532)	-
Net income (loss)	$(22,053)	$(14,479)	$(48,230)	$(3,120)

Weighted-average basic shares outstanding	87,408,605	82,552,520	87,415,801	40,847,294
Weighted-average diluted shares outstanding	87,408,605	82,552,520	87,415,801	40,847,294
Net income (loss) per share
Basic	$(0.25)	$(0.18)	$(0.55)	$(0.08)
Diluted	$(0.25)	$(0.18)	$(0.55)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'/MEMBERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2021 and 2022
	Class A Common Stock		Preferred	Additional	Members'		Retained Earnings	Total
	Shares	Amount	Stock	Paid-in-capital	units	Member's Equity	(Deficit)	Equity
BALANCE - JUNE 30, 2021	80,632,457	$8	$-	$372,088	$-	$-	$18,085	$390,181
Net income (loss)	-	-	-	-	-	-	(14,479)	(14,479)
Reverse recapitalization	-	-	-	(104)	-	-	-	(104)
Equity consideration issued to acquire DNF	2,741,528	-	-	26,072	-	-	-	26,072
Contingently issuable stock to CMG Sellers and IMC Parent - First Share Price Trigger on Earnout Shares	3,200,000	1	-	39,109	-	-	-	39,110
Reclassification of contingent consideration previously liability classified	-	-	-	45,088	-	-	-	45,088
Proceeds from the sale of Class A common stock, net of offering costs	500,000	-	-	6,650	-	-	-	6,650
Stock compensation expense	-	-	-	966	-		-	966
Series A Warrants issued under the Advisory Agreement	-	-	-	12,883	-	-	-	12,883
BALANCE - SEPTEMBER 30, 2021	87,073,985	$9	$-	$502,751	$-	$-	$3,605	$506,365

BALANCE - JUNE 30, 2022	87,467,972	$9	$-	$514,262	$-	$-	$(26,144)	$488,127
Stock-based compensation expense	-	-	-	3,611	-	-	-	3,611
Cancellation of shares and return of cash held in escrow	(71,000)	-	-	(481)	-	-	-	(481)
Net income (loss)	-	-	-	-	-	-	(22,053)	(22,053)
BALANCE - SEPTEMBER 30, 2022	87,396,972	$9	$-	$517,393	$-	$-	$(48,197)	$469,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

	Nine Months Ended September 30, 2021 and 2022
	Class A Common Stock		Preferred	Additional	Members'		Retained Earnings	Total
	Shares	Amount	Stock	Paid-in-capital	units	Member's Equity	(Deficit)	Equity
BALANCE - DECEMBER 31, 2020	-	$-	$-	$-	$223	$6,504	$-	$6,727
Activity prior to the Business Combination:
Net income (loss)	-	-	-	-	-	(5,185)	-	(5,185)
Effects of the Business Combination:
Reverse recapitalization	28,780,819	3	-	(186,632)	(223)	(1,319)	1,542	(186,629)
Equity consideration issued to acquire IMC	10,412,023	1	-	155,346	-	-	-	155,347
Shares issued for holdback	55,000	-	-	821	-	-	-	821
Proceeds from the sale of Class A common stock, net of offering costs	41,000,000	4	-	397,525	-	-	-	397,529
Activity after the Business Combination:
Net income (loss)	-	-	-	-	-	-	2,064	2,064
Equity consideration to acquire SMA	384,615	-	-	5,027	-	-	-	5,027
Equity consideration to acquire DNF	2,741,528	-	-	26,072	-	-	-	26,072
Reverse recapitalization	-	-	-	(104)	-	-	-	(104)
Contingently issuable stock to CMG Sellers and IMC Parent - First Share Price Trigger on Earnout Shares	3,200,000	1	-	39,109	-	-	-	39,110
Reclassification of contingent consideration previously liability classified	-	-	-	45,088	-	-	-	45,088
Proceeds from the sale of Class A common stock, net of offering costs	500,000	-	-	6,650	-	-	-	6,650
Stock compensation expense	-	-	-	966	-	-	-	966
Series A Warrants issued under the Advisory Agreement	-	-	-	12,883	-	-	-	12,883
BALANCE - SEPTEMBER 30, 2021	87,073,985	$9	$-	$502,751	$-	$-	$3,605	$506,365

BALANCE - DECEMBER 31, 2021	87,367,972	$9	$-	$505,327	$-	$-	$33	505,370
Stock-based compensation expense	-	-	-	7,486	-	-	-	7,486
Issuance of shares upon vesting of stock-based compensation awards	100,000	-	-	-	-	-	-	-
Cancellation of shares and return of cash held in escrow	(71,000)	-	-	(481)	-	-	-	(481)
Vesting of Series B Warrants under Advisory Agreement	-	-	-	5,060	-	-	-	5,060
Net income (loss)	-	-	-	-	-	-	(48,230)	(48,230)
BALANCE - SEPTEMBER 30, 2022	87,396,972	$9	$-	$517,393	$-	$-	$(48,197)	$469,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(48,230)	$(3,120)
Adjustments to reconcile net income (loss) to net cash
Depreciation and amortization expense	14,538	7,145
Amortization of debt issuance costs and discount	1,093	522
Stock-based compensation expense	7,486	966
Change in fair value of derivative warrant liabilities	3,476	(12,022)
Loss (gain) on remeasurement of contingent earnout liabilities	-	(5,794)
Loss (gain) on extinguishment of debt	6,172	(1,637)
Payment-in-kind interest expense	3,038	-
Other non-cash, net	(242)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(43,109)	4,296
Inventory	(361)	67
Warrants and prepaid expenses	292	(1,371)
Risk settlements due to (from) providers	(144)	(384)
Due to (from) related parties	-	235
Other assets	(1,037)	(312)
Accounts payable	9,291	1,583
Accrued expenses	6,705	(3)
Other liabilities	1,222	1,029
Net cash provided by (used in) operating activities	(39,811)	(8,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,862)	(2,967)
Return of cash held in escrow	785	-
Acquisition of businesses, net of cash acquired	(892)	(298,344)
Net cash provided by (used in) investing activities	(4,969)	(301,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock	-	415,000
Issuance costs of Class A common stock	-	(12,471)
Recapitalization transaction	-	(108,386)
Proceeds from borrowings	184,000	125,000
Principal payments on long-term debt	(121,926)	(26,143)
Payments of debt issuance costs	(6,456)	(6,883)
Debt extinguishment costs	-	(487)
Collateral for letters of credit	(5,439)	-
Net cash provided by (used in) financing activities	50,179	385,630

NET INCREASE IN CASH	5,399	75,518
Cash - beginning of period	47,917	4,934
CASH - END OF PERIOD	$53,315	$80,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Equity and warrant consideration issued to The Related Companies, L.P.	$5,060	$14,533
Equity consideration issued in acquisitions	—	187,266
Contingent consideration issued in business combination	—	72,571
Payroll Protection Program loan forgiveness	—	2,164
Additions to construction in progress funded through accounts payable	1,021	—
Cancellation of shares held in escrow	821	—
Accrued purchase consideration	585	—
Equipment acquired through finance leases	423	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	7,569	2,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Note 1. DESCRIPTION of business

CareMax, Inc. (“CareMax” or the “Company”), formerly Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), a Delaware corporation, was originally formed in July 2020 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. As of September 30, 2022, the Company operated 51 wholly owned, multi-specialty centers in Florida, Tennessee, New York, and Texas that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

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

Subsequent to consummation of the Business Combination, primarily during the second half of 2021, the Company acquired Senior Medical Associates, LLC ("SMA"), Stallion Medical Management, LLC ("SMM"), Unlimited Medical Services of Florida, LLC ("DNF"), Advantis Physician Alliance, LLC ("Advantis"), Business Intelligence & Analytics LLC ("BIX"), and three additional businesses (together with the acquisitions of SMA, SMM, DNF, Advantis and BIX, the "Acquisitions") which did not have a material impact on our condensed consolidated financial statements. No significant measurement period adjustments related to the Acquisitions were recognized during the three and nine months ended September 30, 2022 and 2021. Refer to Note 4 for information about measurement period adjustments recognized in 2022.

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

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

The aggregate consideration to be paid to the Seller at closing includes cash payment of $25 million, subject to customary adjustments, and 23,500,000 shares, subject to adjustment, of the Company's Class A common stock, $0.0001 par value per share ("Class A Common Stock"). In addition, the Merger Agreement provides for earnout share consideration that will be due to the Seller upon achievement of certain milestones. At closing, the Company will also issue to certain equityholders of the Seller shares of a newly designated series of preferred stock of the Company, which will provide voting rights to such Seller equityholders, until the earlier of (i) the two year anniversary of the closing of the Steward Transaction and (ii) the issuance of earnout share consideration on certain discrete matters where such Seller equityholders are permitted to vote the Company's securities in their discretion under the investor rights agreement to be entered into between such equityholders of the Seller and the Company. Finally, at closing, the Company will also pay the Seller an amount equal to the value of the Target's accounts receivable attributable to Medicare value-based payments for the period between January 1, 2021 and the closing, minus the amount of such payments payable to the affiliate physicians of the Targets (the “Financed Net Pre-Closing Medicare AR”).

During the three and nine months ended September 30, 2022, we have recognized $0.5 million and $3.5 million, respectively, of acquisition costs related to the pending Steward Transaction. We will continue to incur acquisition costs, including $8 million in fees to a financial advisor, payment of $3 million of which is contingent upon closing of the Steward Transaction, and payment of $5 million of which is contingent upon payment of the earnout share consideration to the Seller Parties. We will reflect this $8 million fee in our financial statements during the period in which the Steward Transaction closes.

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

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Segment Financial Information

The Company’s chief operating decision maker regularly reviews financial operating results on a condensed consolidated basis for purposes of allocating resources and evaluating financial performance. The Company identifies operating segments based on this review by its chief operating decision maker and operates in and reports as a single operating segment, the objective of which is to care for its patients’ needs. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenue was earned in the United States.

Significant Accounting Policies

Other than addition of the Variable Interest Entity policy, there have been no changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 16, 2022.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed. The Company bases its estimates on the available information, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The areas where significant estimates are used in the accompanying financial statements include, but are not limited to, revenues and related receivables from risk adjustments, medical services expense and related payables, purchase price allocations, including fair value estimates of intangibles and contingent consideration; the valuation of and related impairment testing of long-lived assets, including goodwill and intangible assets; the valuation of derivative warrant liabilities; the estimated useful lives of fixed assets and intangible assets, including internally developed software; revenue recognition and liability for unpaid claims. Actual results could differ from those estimates.

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

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Composition of the Company's revenues and accounts receivable balances for the payors comprising 10% or more of revenue was as follows:

	Total Revenue
	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021
Payor A	30%	30%	46%	51%
Payor B	19%	19%	n/a	n/a
Payor C	16%	17%	n/a	n/a
Payor D	13%	14%	n/a	n/a
Payor E	11%	12%	n/a	n/a

	Accounts Receivable, net
	As of September 30, 2022	As of December 31, 2021
Payor A	24%	27%
Payor B	22%	n/a
Payor C	20%	12%
Payor D	19%	23%
Payor E	12%	15%

Allowance for doubtful accounts was less than $0.1 million as of September 30, 2022 and December 31, 2021.

Recent Accounting Pronouncements

The Company has elected to defer compliance with ASC Topic 842, Leases ("ASC 842"), consistent with those requirements for a private company due to the Company’s status as an emerging growth company and the provisions of the JOBS Act. Accordingly, the Company adopted ASC 842 for the annual reporting period beginning January 1, 2022, and interim reporting periods within the annual reporting period beginning after December 15, 2022. As such, the Company has continued to present accounting for leases in its condensed consolidated financial statements in accordance with ASC Topic 840, Leases, in this Quarterly Report on Form 10-Q. The effect of adoption to be presented in the Company’s 2022 Form 10-K is expected to add approximately $0.1 billion right of use assets and corresponding lease liabilities to the Company’s balance sheet as of January 1, 2022.

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

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU improves comparability after business combinations by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for the Company on January 1, 2023, with early adoption permitted. This standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption, and the impact in the future periods will depend on the contract assets and contract liabilities acquired in future business combinations. The Company will adopt this guidance with respect to business combinations taking place after January 1, 2023, the effective date of this guidance.

NOTE 3. REINSURANCE

The Company has acquired insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in our condensed consolidated statements of operations.

The nature of the Company’s stop loss coverage is to limit the benefits paid under one patient. The Company’s stop loss limits are defined within each health plan contract and stop loss purchased from a third party and can range from $30,000 to $200,000 per patient per year. Premiums incurred were $5.8 million and $13.7 million for the three and nine months ended September 30, 2022, respectively and $3.3 million and $5.5 million for the three and nine months ended September 30, 2021, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans are unable to fulfill their obligations under stop loss contractual terms.

Recoveries recognized were $6.9 million and $21.0 million for the three and nine months ended September 30, 2022, respectively, and $5.2 million and $6.9 million for the three and nine months ended September 30, 2021, respectively. Estimated recoveries under stop loss policies are reported within the accounts receivable, net, or amounts due to health plans as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the nine months ended September 30, 2022 (in thousands):

Carrying Amount
Balance at December 31, 2021	$464,566
Goodwill acquired	1,478
Measurement period adjustments and other	(986)
Balance at September 30, 2022	$465,058

In August and September 2022, we acquired two medical practices for total consideration of $1.5 million and recognized related goodwill in the amount of $1.5 million.

Intangible Assets

The following tables summarize gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted-Average Amortization Period (years)
September 30, 2022
Risk contracts	$64,570	$(20,057)	$44,512	7
Non-compete agreements	4,170	(1,309)	2,861	5
Trademarks	1,862	(1,273)	589	2
Other	251	(47)	204	5
Total	$70,852	$(22,687)	$48,166

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted-Average Amortization Period (years)
December 31, 2021
Risk contracts	$64,822	$(9,818)	$55,004	7
Non-compete agreements	4,202	(686)	3,516	5
Trademarks	1,867	(827)	1,040	2
Other	251	—	251	5
Total	$71,141	$(11,331)	$59,811

Amortization expense totaled $3.7 million and $11.4 million for the three and nine months ended September 30, 2022 and $4.2 million and $5.5 million for the three and nine months ended September 30, 2021, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2022 and December 31, 2021 is as follows (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$10,229	$7,516
Vehicles	3,743	3,711
Furniture and equipment	7,825	5,470
Software	3,618	2,950
Construction in progress	1,536	2,254
Total	26,951	21,902
Less: Accumulated depreciation	(8,826)	(5,909)
Total Property and equipment, net	$18,125	$15,993

Construction in progress at September 30, 2022 consisted of various leasehold improvements at the Company's centers.

Depreciation expense totaled $0.9 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $1.7 million during the three and nine months ended September 30, 2021, respectively.

NOTE 6. DEBT

In May 2022, the Company entered into a credit agreement (the “Credit Agreement”) that provided for an aggregate of up to $300 million in term loans, comprised of (i) initial term loans in aggregate principal amount of $190 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110 million (the “Delayed Draw Term Loans”). The Credit Agreement permits the Company to enter into certain incremental facilities subject to compliance with the terms, conditions and covenants set forth therein. In May 2022, the Company drew $190 million of the Initial Term Loans and used approximately $121 million of the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended (the "Existing Credit Agreement”). During the nine months ended September 30, 2022, the Company recognized debt extinguishment losses of $6.2 million related to early repayment of the Existing Credit Agreement. No debt extinguishment gains or losses were recognized during the three months ended September 30, 2022.

Based on the elections made by the Company, as of September 30, 2022, the Initial Term Loan borrowings bear interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus a spread adjustment of 0.114%), plus an applicable margin rate of 9.00%. As permitted under the Credit Agreement, the Company elected to capitalize 4.00% of the interest as principal amount on the outstanding Term Loans. As a result of this election, the cash interest component of the applicable margin increases by 0.50%. During the nine months ended September 30, 2022, the Company paid-in-kind $3.0 million of the interest payable under the Credit Agreement, which resulted in an increase to long-term debt.

Amortization payments under the Credit Agreement are payable in quarterly installments, commencing on March 31, 2024, in aggregate principal amounts equal to 0.25% of the original aggregate principal amount of Initial Term Loans and Delayed Draw Term Loans. As of September 30, 2022, no amounts have been borrowed under the Delayed Draw Term Loans. All amounts owed under the Credit Agreement are due in May 2027.

(12)

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

As of September 30, 2022 and December 31, 2021, debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Secured term loans	$193,038	$121,875
Other	596	65
Less: Unamortized discounts and debt issuance costs	(9,223)	(4,704)
	184,413	117,236
Less: Current portion	(159)	(6,275)
Long-term portion	$184,253	$110,960

Fair value of debt as of September 30, 2022 was $199.0 million, calculated using Level 3 measurements.

Future maturities of debt outstanding at September 30, 2022 were as follows (in thousands):

Year	Amount
Remainder of 2022	$39
2023	161
2024	2,090
2025	2,040
2026	1,993
Thereafter	187,311
Total	$193,634

NOTE 7. STOCKHOLDERS' EQUITY

The condensed consolidated statement of changes in stockholders' equity reflects the Reverse Recapitalization discussed in Note 2. As CMG was deemed the accounting acquirer in the Reverse Recapitalization with DFHT, all periods prior to the consummation of the Business Combination reflect the balances and activity of CMG.

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

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Series B Warrants are recognized at their grant date fair value once vesting becomes probable. During the nine months ended September 30, 2022, the Company recorded $5.0 million in Warrants and prepaid expenses to reflect vesting of 1,000,000 Series B Warrant Shares. Refer to Note 10, Related Party Transactions, for additional information. No Series B Warrants vested during the three months ended September 30, 2022.

Preferred Stock

The Company's Third Amended and Restated Certificate of Incorporation, dated June 8, 2021, authorizes the Company to issue 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

Redeemable Warrants - Public Warrants

On July 16, 2020, in connection with the Company's initial public offering (the "IPO"), DFHT sold 2,875,000 Public Warrants. Each whole Public Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreements entered into at the time of the IPO, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A Common Stock. This means only a whole Public Warrant may be exercised at a given time by a warrant holder. No fractional warrants were issued upon separation of the units issued in connection with the IPO and only whole Public Warrants will trade. The Company may redeem the Public Warrants when the price per share of Class A Common Stock equals or exceeds certain threshold prices. As of September 30, 2022, none of the Public Warrants have been redeemed.

Redeemable Warrants - Private Placement Warrants

Also in connection with the IPO, DFHT issued the 2,916,667 Private Placement Warrants at a purchase price of $1.50 per warrant. The Private Placement Warrants will not be redeemable by CareMax for cash so long as they are held by the initial stockholders or their permitted transferees. With some exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. As of September 30, 2022, none of the Private Placement Warrants have been redeemed.

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Contingent Consideration Common Shares

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, are entitled to receive earn-out consideration to be paid out in the form of Class A Common Stock. The Business Combination Agreement provides that up to an additional 3,500,000 and 2,900,000 contingently issuable shares of Class A Common Stock (the "Earnout Shares") are payable after the Closing to the CMG Sellers and IMC Parent: (i) if within the first year after the Closing, the volume weighted-average trading price of Class A Common Stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1,750,000 and 1,450,000 Earnout Shares are issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted-average trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1,750,000 and 1,450,000 Earnout Shares will be issued to the CMG Sellers and IMC Parent, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company enters into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction is greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at the closing of such change in control transaction, the Share Price Triggers will be deemed to have been satisfied and the Company is required to issue, as of such closing, the applicable unissued Earnout Shares. The estimated fair value of the Earnout Shares was initially accounted for as a liability-classified instrument with changes in its fair value recorded in our condensed consolidated statements of operations until July 9, 2021. On July 9, 2021, the First Share Price Trigger was achieved, resulting in issuance of 1,750,000 and 1,450,000 Earnout Shares to the CMG Sellers and IMC Parent, respectively. Subsequent to the achievement of the First Share Price Trigger, the Company determined the Earnout Shares subject to the second Share Price Trigger should be equity classified and were recorded as such on July 9, 2021, the date of the event that caused the reclassification. As of September 30, 2022, the Second Share Price Trigger has not been achieved.

Stock-Based Compensation

On June 4, 2021, the stockholders of the Company approved the CareMax, Inc. 2021 Long-term Incentive Plan (the “2021 Plan”), effective on the Closing Date. The 2021 Plan permits the grant of equity-based awards to officers, directors, employees and other service providers. The 2021 Plan permits the grant of an initial share pool of 7,000,000 shares of Class A Common Stock and will be increased automatically, without further action of the Company’s board of directors, on January 1st of each calendar year commencing after the Closing Date and ending on (and including) January 1, 2031, by a number of shares of Class A Common Stock equal to the lesser of (i) four percent of the aggregate number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding calendar year, excluding for this purpose any such outstanding shares of Class A Common Stock that were granted under the 2021 Plan and remain unvested and subject to forfeiture as of the relevant December 31st, or (ii) a lesser number of shares of Class A Common Stock as determined by the Company’s board of directors or the Compensation Committee of the board of directors prior to the relevant January 1st.

The following awards were granted under the 2021 Plan during the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
	Number of units	Weighted-average grant date fair value
Restricted stock units	55,498	$7.74
Performance stock units	-	$-
Options	-	$-

	Nine Months Ended September 30, 2022
	Number of units	Weighted-average grant date fair value
Restricted stock units	2,069,535	$8.31
Performance stock units	123,739	$5.56
Options	247,483	$6.13

During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $3.6 million and $7.5 million, respectively. As of September 30, 2022, the Company had $22.3 million of unrecognized compensation expense for awards that will vest over the weighted-average period of 2.3 years.

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

During the three and nine months ended September 30, 2021, 100,000 shares of Class A Common Stock were issued and related stock-based compensation expense of $1.0 million was recognized. There were no unvested awards outstanding as of September 30, 2021.

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

The following table sets forth the calculation of basic and diluted earnings per share for the periods indicated based on the weighted-average number of common shares outstanding for the period subsequent to the transactions that occurred in connection with the Business Combination (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to CareMax, Inc. class A common stockholders	$(22,053)	$(14,479)	$(48,230)	$(3,120)

Weighted-average basic shares outstanding	87,408,605	82,552,520	87,415,801	40,847,294
Weighted-average diluted shares outstanding	87,408,605	82,552,520	87,415,801	40,847,294

Net income (loss) per share
Basic	$(0.25)	$(0.18)	$(0.55)	$(0.08)
Diluted	$(0.25)	$(0.18)	$(0.55)	$(0.08)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive or because issuance of shares underlying such securities is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series A and Series B Warrants	8,000,000	8,000,000	8,000,000	8,000,000
Public and Private Placement Warrants	5,791,652	5,791,652	5,791,652	5,791,652
Earnout Shares	3,200,000	3,200,000	3,200,000	3,200,000
Unvested restricted stock units	3,163,790	—	3,163,790	—
Unvested performance stock units (assumes 100% target payout)	189,389	—	189,389	—
Unvested options	378,783	—	378,783	—
Total	20,723,614	16,991,652	20,723,614	16,991,652

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands):

September 30, 2022	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$5,405	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$6,446

(16)

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

During the three and nine months ended September 30, 2022, the Company recognized a loss resulting from an increase in the fair value of derivative warrant liabilities of $7.3 million and $3.5 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized gains of $10.2 million and 12.0 million, respectively.

There were no transfers between levels during the three and nine months ended September 30, 2022 or during the three and nine months ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements inputs used in measurement of fair value of Private Placement Warrants:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Unit price	$7.09	$7.68
Volatility	55.7%	37.6%
Expected life of the options to convert (years)	3.69	4.44
Risk-free rate	4.10%	1.17%
Dividend yield	0.0%	0.0%

The change in the fair value of derivative warrant liabilities for the nine months ended September 30, 2022 is summarized as follows (in thousands):

Fair value of derivative warrant liabilities at December 31, 2021	$8,375
Change in fair value of derivative warrant liabilities	3,476
Fair value of derivative warrant liabilities at September 30, 2022	$11,851

NOTE 10. RELATED PARTY TRANSACTIONS

On July 13, 2021, the Company entered into the Advisory Agreement with the Advisor, which is described in Note 7, Stockholders' Equity.

On July 13, 2021, the Company's board of directors appointed Mr. Bryan Cho, an Executive Vice President of Related, to serve as a Class III director of the Company. The appointment of Mr. Bryan Cho was made in connection with the Advisory Agreement, which provides the Advisor with the right to designate a director to serve on the Company's board of directors, subject to the continuing satisfaction of certain conditions, including that the Advisor and its affiliates maintain ownership of at least 500,000 shares of Class A Common Stock.

During the nine months ended September 30, 2022, the Company recognized vesting of 1,000,000 Series B Warrant Shares related to two centers for which the Advisor provided services under the Advisory Agreement. Refer to Note 7, Stockholders' Equity, for additional information. In addition, during the three and nine months ended September 30, 2022, we have recorded

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

$0 and $0.4 million, respectively, in construction in progress representing construction advisory services provided to us by Related (none in 2021).

NOTE 11. OPERATING LEASES AND COMMITMENTS

The Company has entered into non-cancelable operating lease agreements for office space and centers expiring at various times through 2033. The operating lease agreements have renewal options ranging from one to seven years. Future minimum rental payments under these lease agreements, including renewal options which are considered reasonably certain of exercise and inclusive of leases which have not yet commenced, consisted of the following at September 30, 2022 (in thousands):

Year	Amount
Remainder of 2022	$3,786
2023	18,309
2024	19,192
2025	18,959
2026	18,170
Thereafter	208,556
Total	$286,973

Rent expense, including related property taxes, sales taxes, and utilities, was $4.6 million and $12.7 million during the three and nine months ended September 30, 2022, respectively, and $2.8 million and $4.4 million during the three and nine months ended September 30, 2021, respectively. Rent expense is included in corporate, general and administrative expenses and in cost of care in our condensed consolidated statements of operations.

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

Income tax expense was $0.2 million and $0.5 million during the three and nine months ended September 30, 2022, respectively, and the Company did not have any tax expense during the three and nine months ended September 30, 2021. The effective tax rate was (0.8)% and (1.1)% during the three and nine months ended September 30, 2022, respectively, and 0.0% during the three and nine months ended September 30, 2021, based on the assessment of a full valuation allowance, excluding a portion attributable to the "naked credit" deferred tax liability.

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

Litigation

The Company is involved in various legal actions arising in the normal course of business. Management has not identified any legal actions that were deemed to be material, during the three and nine months ended September 30, 2022, or during the three and nine months ended September 30, 2021.

NOTE 14. VARIABLE INTEREST ENTITIES

(18)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Medical Care of NY, P.C., Medical Care of Tennessee, PLLC and Medical Care of Texas, PLLC (together, the "PCs") were established to employ healthcare providers to deliver healthcare services to patients in New York, Tennessee and Texas. The Company concluded that it has variable interest in the PCs on the basis of its Administrative Service Agreements (the "ASAs") which provide for a management fee payable to the Company from the PCs in exchange for providing management and administrative services which creates risk and a potential return to the Company. The PCs' equity at risk, as defined by GAAP, is insufficient to finance their activities without additional support, and therefore, the PCs are considered to be VIEs.

In order to determine whether the Company has a controlling financial interest in the PCs, and, thus, is the PCs' primary beneficiary, the Company considered whether it has (i) the power to direct the activities of PCs that most significantly impacts their economic performance and (ii) the obligation to absorb losses of the PCs or the right to receive benefits from the PCs that could potentially be significant to them. The Company concluded that the member and employees of the PCs have no individual power to direct activities of the PCs that most significantly impact their economic performance. Under the ASAs, the Company is responsible for providing services that impact the growth of the patient population of the PCs, the management of that population's healthcare needs, the provision of required healthcare services to those patients, and the PCs' ability to receive revenue from health plans. In addition, the Company's variable interest in the PCs provides the Company with the right to receive benefits that could potentially be significant to them. The single member of the PCs is an employee of the Company. Based on this analysis, the Company concluded that it is the primary beneficiary of the PCs and therefore consolidates the balance sheet, results of operations and cash flow of the PCs.

Furthermore, as a direct result of nominal initial equity contributions by the single member of the PCs, the financial support CareMax provides to the PCs (e.g. loans) and the provisions of the arrangements described above, the interest held by the single member lacks economic substance and does not provide the member with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to CareMax.

The following tables summarize the financial position and operations of the PCs (in thousands):

	September 30, 2022	December 31, 2021
Total assets	$1,215	$-
Total liabilities	$2,302	$-

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenues	$22	$22
Operating expenses	$683	$1,064

NOTE 15. SUBSEQUENT EVENTS

In October 2022, in connection with the collaboration agreement with Elevance Health (formerly known as Anthem), which was announced in August 2021, the Company entered into a promissory note for an amount of $1.0 million due in October 2032. Funds received from Elevance Health pursuant to the aforementioned promissory note will be used to finance costs of one new center that will be opened in partnership with Elevance Health.

In November 2022, the Company drew $45.0 million of the Delayed Draw Terms Loans under the Credit Agreement. Refer to Note 6, Debt, for description of the terms of the Credit Agreement.

(19)

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

Forward-Looking Statements

This Report contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. The words “anticipate,” “believe,” “plan,” “expect,” “may,” “could,” “should,” “project,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement in not forward-looking. Actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks and uncertainties and other factors, including, but not limited to those contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022, under the caption “Risk Factors,” our subsequent quarterly reports and the following:

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
•
a shift in payor mix to Medicaid payors as well as an increase in the number of Medicaid patients may result in a reduction in the average rate of reimbursement;
•
our assumption under most of our agreements with health plans of some or all of the risk that the cost of providing services will exceed our compensation;

(20)

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

(21)

Our Business

As of September 30, 2022, CareMax operated 51 centers in Florida, Tennessee, New York and Texas and planned to open 15 de novo centers during 2022, inclusive of the six opened during the nine months ended September 30, 2022. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

CareMax’s comprehensive, high touch approach to health care delivery is powered by its CareOptimize technology platform. CareOptimize is a proprietary end-to-end technology platform that aggregates data and analyzes that data using proprietary algorithms and machine learning to support more informed care delivery decisions and to focus care decisions on preventative chronic disease management and the social determinants of health. CareMax believes that CareOptimize is designed to drive better outcomes and lower costs. CareMax has shifted from selling the CareOptimize platform to new outside customers for a software subscription fee and is instead focused on providing the software to affiliated practices of its managed services organization ("MSO") to further improve financial, clinical and quality outcomes from the affiliated providers. As of September 30, 2022, this MSO serviced more than 100 independent physician associations ("IPAs").

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

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (approximately 80% of revenue for the nine months ended September 30, 2022 and 2021 came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of CareMax’s Medicare patients are enrolled in MA plans which are run by private insurance companies and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs.

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

Pending Steward Transaction

In May 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among (i) the Company, (ii) Sparta Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (iii) Sparta Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (iv) Sparta Merger Sub III Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (v) Sparta Merger Sub I LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, (vi) Sparta Merger Sub II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, (vii) Sparta Merger Sub III LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, (viii) Sparta Sub Inc., a Delaware corporation ("SACN Holdco"), (ix) SNCN Holdco Inc. a Delaware corporation ("SNCN Holdco"), (x) SICN Holdco Inc., a Delaware corporation ("SICN Holdco" and, collectively with SACN Holdco, SNCN Holdco, Steward National Care Network, Inc., Steward Integrated Care Network, Inc., and Steward Accountable Care Network, Inc., each a "target" and, collectively, the "Targets"), (xi) Sparta Holding Co. LLC, a Delaware limited liability company (the “Seller”), and (xii) Steward Health Care System LLC, a Delaware limited liability company (referred to collectively with the Seller, the “Seller Parties”), pursuant to which the Company will acquire the Medicare value-based care business ("Steward Value-Based Care") of the Seller Parties (such transaction, the “Steward Transaction”).

(22)

The aggregate consideration to be paid to the Seller at closing includes cash payment of $25 million, subject to customary adjustments, and 23,500,000 shares, subject to adjustment, of the Company's Class A common stock, $0.0001 par value per share ("Class A Common Stock"). In addition, the Merger Agreement provides for earnout share consideration that will be due to the Seller upon achievement of certain milestones. At closing, the Company will also issue to certain equityholders of the Seller shares of a newly designated series of preferred stock of the Company, which will provide voting rights to such Seller equityholders, until the earlier of (i) the two year anniversary of the closing of the Steward Transaction and (ii) the issuance of earnout share consideration on certain discrete matters where such Seller equityholders are permitted to vote the Company's securities in their discretion under the investor rights agreement to be entered into between such equityholders of the Seller and the Company. Finally, at closing, the Company will also pay the Seller an amount equal to the value of the Target's accounts receivable attributable to Medicare value-based payments for the period between January 1, 2021 and the closing, minus the amount of such payments payable to the affiliate physicians of the Targets (the “Financed Net Pre-Closing Medicare AR”).

During the three and nine months ended September 30, 2022, we have recognized $0.5 million and $3.5 million, respectively, of acquisition costs related to the pending Steward Transaction. We will continue to incur acquisition costs, including $8 million in fees to a financial advisor, payment of $3 million of which is contingent upon closing of the Steward Transaction, and payment of $5 million of which is contingent upon payment of the earnout share consideration to the Seller Parties. We will reflect this $8 million fee in our financial statements during the period in which the Steward Transaction closes.

In November 2022, the Company drew $45.0 million of the Delayed Draw Terms Loans under the Credit Agreement. The proceeds from this borrowing will be used to fund a portion of the Steward Transaction. We expect to incur incremental debt to finance the Financed Net Pre-Closing Medicare AR in connection with closing of the Steward Transaction.

On November 2, 2022, the Company's stockholders approved the issuance of stock as partial consideration for the Steward Transaction for purposes of compliance with the rules of the Nasdaq Stock Market LLC. The Steward Transaction is expected to close promptly after the filing of this Quarterly Report on Form 10-Q.

Key Factors Affecting Our Performance

Our Patients

As discussed above, CareMax partners with MA, Medicaid, and commercial insurance plans. While CareMax currently services mostly MA patients, we also accept Medicare Fee-for-Service patients. The chart below shows a breakdown of our current membership on a pro forma basis. This pro forma view assumes the Business Combination with IMC occurred on January 1, 2020, and is based upon estimates which we believe are reasonable:

Patient Count as of*	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022
Medicare	16,500	16,500	16,500	21,500	26,500	33,500	34,000	37,000	39,500
Medicaid	22,500	21,000	23,000	23,500	24,500	28,000	28,500	29,500	31,500
Commercial	15,000	14,500	15,000	17,500	17,500	21,500	21,500	21,500	22,000
Total Count	54,000	52,000	54,500	62,500	68,500	83,500	84,000	88,000	93,000

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

MCREM Count as of*	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 20, 2022	Sep 30, 2022
Medicare	16,500	16,500	16,500	21,500	26,500	33,500	34,000	37,000	39,500
Medicaid	7,500	7,000	7,600	7,900	8,100	9,400	9,400	9,900	10,600
Commercial	5,000	4,900	5,100	5,900	5,800	7,200	7,200	7,100	7,300
Total MCREM	29,000	28,400	29,200	35,300	40,400	50,100	50,600	54,000	57,400

*Figures may not sum due to rounding

Medicare Advantage Patients

(23)

As of September 30, 2022, CareMax had approximately 39,500 MA patients of which 83% were in value-based, or risk-based, contracts. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for all of the patient’s medical costs. For these patients CareMax is attributed an agreed percentage of the premium the MA plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by CareMax). A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the MA plan. If medical costs paid by the MA plan exceed premiums, CareMax is responsible to reimburse the MA plan.

Medicaid Patients

As of September 30, 2022, CareMax had approximately 31,500 Medicaid patients of which approximately 95% were in value-based contracts. Using the MCREM metric, the level of support required to manage these Medicaid patients equates to that of approximately 10,600 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program.

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

Commercial Patients

As of September 30, 2022, CareMax managed approximately 22,000 commercial patients of which approximately 26% were under value-based contracts that provided upside-only financial incentives for quality and utilization performance. Using the MCREM, the level of support required to manage these commercial patients equates to that of approximately 7,300 Medicare patients.

CareMax cares for a number of commercial patients (approximately 14% of CareMax's total patients) for whom it is reimbursed on a fee-for-service basis via their health plan in situations where it does not have a capitation relationship with that particular health plan.

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

Contract with Payors

Our economic model relies on its capitated partnerships with payors which manage and market MA plans across the United States. CareMax has established strategic value-based relationships with eleven different payors for Medicare Advantage patients, four different payors for Medicaid patients and one payor for Affordable Care Act ("ACA") patients. Our three largest payor relationships were Payor A, Payor B and Payor C, which generated 30%, 19% and 17% of our revenue, respectively, during the nine months ended September 30, 2022. During the nine months ended September 30, 2021 our largest payor relationships were Payor A, Payor D, and Payor E, which generated 46%, 17%, and 16% of our revenue on a pro forma basis, assuming the Business Combination with IMC occurred on January 1, 2021. These existing contracts and relationships with our partners’ understanding of the value of the CareMax model reduces the risk of entering into new markets as CareMax typically has payor contracts before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new markets, is critical to our long-term success. We believe CareMax’s model is well-aligned with its payor partners - to drive better health outcomes for their patients, enhancing patient satisfaction, while driving incremental patient and revenue growth. This alignment of interests helps ensures our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 65% of our total operating expenses for the nine months

(24)

ended September 30, 2022 and 65% of our total operating expenses for the nine months ended September 30, 2021. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at ERs or hospitals; we do not restrict their access to care. Therefore, we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us for medical claims per episode in excess of certain levels.

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

Investments in Growth

We expect to continue to focus on long-term growth through investments in our centers, care model and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and additional costs as a public company, including expenses related to compliance with the rules and regulations of the SEC, Sarbanes-Oxley Act compliance, the stock exchange listing standards, additional corporate and director and officer insurance expenses, greater investor relations expenses and increased legal, audit and consulting fees. As we have communicated, we plan to invest in openings of new de novo centers over the next several years. Historically, de novo centers require upfront capital and operating expenditures, which may not be fully offset by additional revenues in the near-term, and we similarly expect a period of unprofitability in our future de novo centers before they break even. While our net income (loss) may decrease in the future because of these activities, we plan to balance these investments in future growth with a

(25)

continued focus on managing our results of operations and generating positive income from our core centers. In the longer term we anticipate that these investments will positively impact our business and results of operations.

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

(26)

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

EBITDA and Adjusted EBITDA

Management defines EBITDA as net income or net loss before interest expense, income tax benefit (expense), depreciation and amortization, change in fair value of derivative warrant liabilities, and gain or loss on extinguishment of debt. Adjusted EBITDA is defined as EBITDA adjusted for special items such as duplicative costs, non-recurring legal, consulting, and professional fees, stock-based compensation, de novo costs for the first 18 months after opening, discontinued operations, acquisition costs and other costs that are considered one-time in nature as determined by management. Additionally, Adjusted EBITDA presented on a pro forma basis gives effect to the acquisitions of IMC and Care Holdings Group, LLC ("Care Holdings"), which owned Care Optimize LLC, as if they had occurred in historical periods, which does not necessarily reflect what the Company’s Adjusted EBITDA would have been had the acquisitions occurred on the dates indicated. Adjusted EBITDA is intended to be used as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Management believes that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measure with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentations of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Due to these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on the GAAP results and using

(27)

Adjusted EBITDA on a supplemental basis. Please review the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA below and do not rely on any single financial measure to evaluate the Company’s business:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2022	2021	Y/Y Change	2022	2021	Y/Y Change
Net income (loss)	$(22,053)	$(14,479)	$(7,574)	$(48,230)	$(3,120)	$(45,110)

GAAP Pro Forma adjustments (1)	-	-	-	-	(8,917)	8,917

Pro Forma net income (loss)	(22,053)	(14,479)	(7,574)	(48,230)	(12,037)	(36,193)

Interest expense	6,076	1,291	4,785	11,700	4,358	7,342
Depreciation and amortization	4,573	5,176	(603)	14,538	11,494	3,044
Change in fair value of derivative warrant liabilities	7,331	(10,227)	17,558	3,476	(12,022)	15,498
Loss (gain) on remeasurement of contingent earnout liabilities	-	11,625	(11,625)	-	(5,794)	5,794
Loss (gain) on extinguishment of debt, net	-	(279)	279	6,172	(1,637)	7,809
Income tax provision	181	-	181	532	-	532
Other (income) expense, net	(87)	840	(927)	420	849	(429)

EBITDA	(3,978)	(6,053)	2,075	(11,392)	(14,791)	3,399

Other adjustments:
Non-recurring expenses (2)	5,940	4,249	1,691	15,099	15,302	(203)
Acquisition costs (3)	2,118	1,871	247	9,621	6,844	2,777
Stock-based compensation	3,611	966	2,645	7,486	966	6,520
De novo losses (4)	1,533	195	1,338	3,645	743	2,902
Discontinued operations	-	-	-	-	(1)	1
Adjusted EBITDA	$9,224	$1,229	$7,995	$24,460	$9,064	$15,396

Figures may not sum due to rounding.

(1) Pro Forma figures give effect to the Business Combinations of IMC and Care Holdings as if they had occurred in historical periods.

(2) Includes professional fees, salaries and wages, and other expenses deemed one-time in nature.

(3) Includes transaction costs, integration costs, and other costs to achieve synergies.

(4) Includes initial operating losses up to 18 months after center opening.

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

Non-GAAP Operating Metrics

	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022
Centers	22	24	24	34	40	45	48	48	51
Markets	1	1	1	2	3	4	6	6	7
Patients (MCREM)	29,000	28,400	29,200	35,300	40,400	50,100	50,600	54,000	57,400
At-risk	85.6%	87.7%	87.0%	84.1%	87.2%	79.3%	79.8%	81.0%	78.2%
Platform Contribution ($, Millions)	$15.5	$17.9	$14.7	$8.2	$11.0	$16.0	$17.3	$21.7	$20.7

(28)

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

We estimate our performance for the nine months ended September 30, 2022 has been negatively impacted by approximately $1.0 million of direct COVID-19 costs, with negligible impact noted during the three months ended September 30, 2022.

Management cannot accurately predict the future impacts of COVID-19 due to the uncertainty surrounding future spikes in COVID-19 cases or new variants that may emerge in the future.

Components of Results of Operations

Revenue

Medicare risk-based revenue and Medicaid risk-based revenue. Our Medicare and Medicaid risk-based revenue consists primarily of capitation fees for medical services provided by us or managed by our MSO under a global capitation arrangement made directly with various MA payors. Capitation is a fixed amount of money per patient per month paid in advance for the delivery of health care services, whereby we are generally liable for medical costs in excess of the fixed payment and are able to retain any surplus created if medical costs are less than the fixed payment. A portion of our capitated revenues are typically prepaid monthly to us based on the number of MA patients selecting us as their primary care provider. Our capitated rates are determined as a percentage of the premium the MA plan receives from CMS for our at-risk members. Those premiums are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more in premium, and those with lower acuity patients receive less in premium. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via this risk adjustment model, our capitation payments will change in unison with how our payor partners’ premiums change with CMS. Risk adjustment in future periods may be impacted by COVID-19 and our inability to accurately document the health needs of our patients in a compliant manner, which may have an adverse impact on our revenue.

For Medicaid in Florida, premiums are determined by Florida’s Agency for Health Care Administration ("AHCA") base rates and are adjusted annually using historical utilization data projected forward by a third-party actuarial firm. The rates are established based on specific cohorts by age and sex and geographical location. AHCA uses a “zero sum” risk adjustment model that establishes acuity for certain cohorts of patients quarterly, depending on the scoring of that acuity, and may periodically shift premiums from health plans with lower acuity members to health plans with higher acuity members.

(29)

Other revenue. Other revenue includes professional capitation payments. These revenues are a fixed amount of money per patient per month paid in advance for the delivery of primary care services only, whereby CareMax is not liable for medical costs in excess of the fixed payment. Capitated revenues are typically prepaid monthly to CareMax based on the number of patients selecting us as their primary care provider. Our capitated rates are fixed, contractual rates. Incentive payments for Healthcare Effectiveness Data and Information Set (“HEDIS”) and any services paid on a fee for service basis by a health plan are also included in other revenue. Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our affiliated medical groups. Revenue for primary care service for patients in a partial risk or up-side only contract, pharmacy revenue and revenue generated from Care Holdings are reported in other revenue.

We expect capitated revenue will increase as a percentage of total revenues over time because of the greater revenue economics associated with at-risk patients compared to fee-for-service patients.

Operating Expenses

External provider costs. External provider costs include all services at-risk patients utilize. These include claims paid by the health plan and estimates for unpaid claims. The estimated reserve for incurred but not paid claims is included in accounts receivable as we do not directly pay medical claims. Actual claims expense will differ from the estimated liability due to factors in estimated and actual patient utilization of health care services, the amount of charges, and other factors. We typically reconcile our medical claims expense with our payor partners on a monthly basis and adjust our estimate of incurred but not paid claims if necessary. To the extent we revise our estimates of incurred but not paid claims for prior periods up or down, there would be a correspondingly favorable or unfavorable effect on our current period results that may or may not reflect changes in long term trends in our performance. We expect our medical claims expenses to increase in both absolute dollar terms as well as on a per patient per month ("PPPM") basis given the healthcare spending trends within the Medicare population and the increasing disease burden of patients as they age.

Cost of care. Cost of care includes the costs of additional medical services we provide to patients that are not paid by the plan. These services include patient transportation, medical supplies, auto insurance and other specialty costs, like dental or vision. In some instances, we have negotiated better rates than the health plans for these health plan covered services. In addition, cost of care includes payroll, rent and facilities costs required to maintain and operate our centers.

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

Sales and marketing expenses. Sales and marketing expenses include the cost of our sales and community relations team, including salaries and commissions, radio and television advertising, events and promotional items.

Corporate, general and administrative expenses. Corporate, general and administrative expenses include employee-related expenses, including salaries and related costs and stock-based compensation, technology infrastructure, operations, clinical and quality support, finance, legal, human resources, and business development departments. In addition, corporate, general and administrative expenses include corporate technology, third party professional services and corporate occupancy costs. We expect these expenses to increase over time due to the additional legal, accounting, insurance, investor relations and other costs that we will incur as a public company, as well as other costs associated with continuing to grow our business. We also expect our corporate, general and administrative expenses to increase in absolute dollars in the foreseeable future. However, we anticipate corporate, general and administrative expenses to decrease as a percentage of revenue over the long term, although they may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

(30)

Depreciation and amortization. Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.

Acquisition-related costs. Acquisition-related costs consist of legal and other transaction-related expenses.

Nonoperating Income (Expenses)

Interest expense. Interest expense consists primarily of interest payments on our outstanding borrowings.

Change in fair value of derivative warrant liabilities. Change in fair value of derivative warrant liabilities consists of changes in fair value of the Public Warrants and Private Placement Warrants.

Gain (loss) on remeasurement of contingent earnout liabilities. Gain (loss) on remeasurement of contingent earnout liabilities consists of changes in the fair value of contingent earnout liabilities.

Gain (loss) on extinguishment of debt. Gain (loss) on extinguishment of debt consists primarily of write-offs of unamortized debt issuance costs upon early repayments of debt.

Other income (expense), net. Other income (expense), net, consists of miscellaneous corporate expenses.

(31)

Results of Operations

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenue
Medicare risk-based revenue	$122,267	$76,428	$45,839	60.0%
Medicaid risk-based revenue	19,852	20,884	(1,032)	(4.9%)
Other revenue	15,551	7,308	8,243	112.8%
Total revenue	157,670	104,620	53,050	50.7%
Operating expenses
External provider costs	106,900	73,329	33,571	45.8%
Cost of care	30,213	21,602	8,611	39.9%
Sales and marketing	2,355	1,274	1,081	84.8%
Corporate, general and administrative	21,687	13,589	8,098	59.6%
Depreciation and amortization	4,573	5,176	(603)	(11.6%)
Acquisition related costs	494	879	(385)	(43.8%)
Total costs and expenses	166,222	115,849	50,373	43.5%
Operating income (loss)	$(8,552)	$(11,229)	$2,677	(23.8%)
Nonoperating income (expense)
Interest expense	(6,076)	(1,291)	(4,785)	370.6%
Change in fair value of derivative warrant liabilities	(7,331)	10,227	(17,558)	(171.7%)
Gain (loss) on remeasurement of contingent earnout liabilities	-	(11,625)	11,625	(100.0%)
Gain (loss) on extinguishment of debt	-	279	(279)	(100.0%)
Other income (expense), net	87	(840)	927	(110.3%)
	(13,320)	(3,250)	(10,070)	309.8%
Income (loss) before income taxes	$(21,872)	$(14,479)	$(7,393)	51.1%
Income tax benefit (expense)	(181)	-	(181)	(100.0%)
Net income (loss)	$(22,053)	$(14,479)	$(7,574)	52.3%

*Figures may not sum due to rounding

Medicare risk-based revenue. Medicare risk-based revenue was $122.3 million for the three months ended September 30, 2022, an increase of $45.8 million, or 60%, compared to $76.4 million for the three months ended September 30, 2021. This increase was driven primarily by a 51% increase in the total number of at-risk patients primarily from the acquisitions of CMG, SMA, DNF, and Advantis (the "Acquisitions") and the Business Combination with IMC and the conversion of partial risk patients to full risk, as well as a 6% increase in rates, driven by member mix.

Medicaid risk-based revenue. Medicaid risk-based revenue was $19.9 million for the three months ended September 30, 2022, a decrease of $1.0 million, or 5%, compared to $20.9 million for the three months ended September 30, 2021. This decrease was driven primarily by a 33% decrease in rates, driven by member mix, offset by a 26% increase in patients.

Other revenue. Other revenue was $15.6 million for the three months ended September 30, 2022, an increase of $8.2 million, or 113%, compared to $7.3 million for the three months ended September 30, 2021. The increase is related to fee-for-service and pharmacy revenues acquired in various acquisitions and higher HEDIS and other partial risk surplus payments.

External provider costs. External provider costs were $106.9 million for the three months ended September 30, 2022, an increase of $33.6 million, or 46%, compared to $73.3 million for the three months ended September 30, 2021. The increase was driven by incremental costs to support the 51% increase in revenue over the same period, which was driven by a 39% increase in at-risk patients, including Medicaid.

Cost of care expenses. Cost of care expenses were $30.2 million for the three months ended September 30, 2022, an increase of $8.6 million, or 40%, compared to $21.6 million for the three months ended September 30, 2021. The increase was due to increases in salaries and wages, medical supplies, and other related costs to support and operate the higher number of centers and members in the current period as a result of the impact of the Acquisitions and the Business Combination with IMC, as compared to the prior period.

Sales and marketing expenses. Sales and marketing expenses were $2.4 million for the three months ended September 30, 2022, an increase of $1.1 million, or 85%, compared to $1.3 million for the three months ended September 30, 2021. The increase

(32)

was primarily due to expanding our sales staff and marketing efforts to increase membership levels in our centers, as we have grown the number of centers we operate in 2022 as compared to 2021.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $21.7 million for the three months ended September 30, 2022, an increase of $8.1 million, or 60%, compared to $13.6 million for the three months ended September 30, 2021. The increase was primarily from higher salaries, wages and professional fees as we grow our corporate infrastructure to support our operational growth.

Depreciation and amortization. Depreciation and amortization expense was $4.6 million for the three months ended September 30, 2022, a decrease of $0.6 million, or 12%, compared to $5.2 million for the three months ended September 30, 2021. This decrease was primarily due to certain trademarks being fully amortized and certain fixed assets being fully depreciated throughout 2022.

Acquisition-related costs. Acquisition-related costs were $0.5 million for the three months ended September 30, 2022, a decrease of $0.4 million, or 44%, compared to $0.9 million during the three months ended September 30, 2021. In 2022, this cost relates primarily to the Steward Transaction.

Interest expense. Interest expense was $6.1 million for the three months ended September 30, 2022, an increase of $4.8 million, or 371%, compared to $1.3 million for the three months ended September 30, 2021. This current period increase was due to the increased borrowings and higher weighted-average interest rate. Refer to Note 6, Debt, for further information on the increased borrowing.

Change in fair value of derivative warrant liabilities. We recorded a loss of $7.3 million during the three months ended September 30, 2022, a decrease of $17.6 million, or 172%, compared to a gain of $10.2 million for the three months ended September 30, 2021. This decrease is primarily driven by the increase in CareMax's stock price during the three months ended September 30, 2022, as compared to the decrease in CareMax's stock price during the three months ended September 30, 2021.

Gain (loss) on remeasurement of contingent earnout liabilities. We recorded a loss on remeasurement of contingent earnout liabilities of $11.6 million during the three months ended September 30, 2021. Contingent earnout liabilities are no longer remeasured to fair value following their reclassification to equity during the third quarter 2021, accordingly, no gain or loss on contingent earnout liabilities was recognized in 2022.

Gain (loss) on extinguishment of debt. There were no extinguishments of debt during the three months ended September 30, 2022. During the three months ended September 30, 2021, we recorded a gain of $0.3 million related to the forgiveness of Payroll Protection Program (“PPP”) loans.

Other income (expenses), net. Other income was $0.1 million for the three months ended September 30, 2022, an increase of $0.9 million as compared to other expenses of $0.8 million for the three months ended September 30, 2021.

(33)

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenue
Medicare risk-based revenue	$373,677	$142,005	$231,672	163.1%
Medicaid risk-based revenue	59,914	26,333	33,581	127.5%
Other revenue	33,278	9,118	24,160	265.0%
Total revenue	466,869	177,456	289,413	163.1%
Operating expenses
External provider costs	320,104	127,023	193,081	152.0%
Cost of care	87,925	34,822	53,103	152.5%
Sales and marketing	7,955	2,340	5,615	239.9%
Corporate, general and administrative	58,728	24,264	34,464	142.0%
Depreciation and amortization	14,538	7,127	7,411	104.0%
Acquisition related costs	3,549	1,028	2,521	245.2%
Total operating expenses	492,799	196,603	296,196	150.7%
Operating income (loss)	$(25,930)	$(19,147)	$(6,783)	35.4%
Nonoperating income (expense)
Interest expense	(11,700)	(2,587)	(9,113)	352.3%
Change in fair value of derivative warrant liabilities	(3,476)	12,022	(15,498)	(128.9%)
Gain (loss) on remeasurement of contingent earnout liabilities	-	5,794	(5,794)	(100.0%)
Gain (loss) on extinguishment of debt	(6,172)	1,637	(7,809)	(477.0%)
Other (expense) income, net	(420)	(840)	420	(50.0%)
	(21,768)	16,026	(37,794)	(235.8%)
Income (loss) before income taxes	$(47,698)	$(3,120)	$(44,578)	1,428.8%
Income tax benefit (expense)	(532)	-	(532)	(100.0%)
Net income (loss)	$(48,230)	$(3,120)	$(45,110)	1,445.8%

Medicare risk-based revenue. Medicare risk-based revenue was $373.7 million for the nine months ended September 30, 2022, an increase of $231.7 million, or 163%, compared to $142.0 million for the nine months ended September 30, 2021. This increase was driven primarily by a 164% increase in the total number of at-risk patients from the Acquisitions and as a result of the Business Combination with IMC.

Medicaid risk-based revenue. Medicaid risk-based revenue was $59.9 million for the nine months ended September 30, 2022, an increase of $33.6 million, or 128% compared to $26.3 million for the nine months ended September 30, 2021. Medicaid risk-based revenue relates entirely to patients that were acquired from the Business Combination with IMC in June 2021.

Other revenue. Other revenue was $33.3 million for the nine months ended September 30, 2022, an increase of $24.2 million, or 265%, compared to $9.1 million for the nine months ended September 30, 2021. The increase is related to fee-for-service and pharmacy revenues from the Acquisitions and higher HEDIS and other surplus bonuses.

External provider costs. External provider costs were $320.1 million for the nine months ended September 30, 2022, an increase of $193.1 million, or 152%, compared to $127.0 million for the nine months ended September 30, 2021. The increase was driven by incremental costs to support the 163% increase in revenue over the same period, which was driven by a 159% increase in at-risk patients, including Medicaid, from the Acquisitions and as a result of the Business Combination with IMC, partially offset by a 3% decrease in rates, driven by member mix.

Cost of care expenses. Cost of care expenses were $87.9 million for the nine months ended September 30, 2022, an increase of $53.1 million, or 153%, compared to $34.8 million for the nine months ended September 30, 2021. The increase was due to increases in salaries and wages, medical supplies, and other related costs to support and operate the higher number of centers and members in 2022 as a result of the impact of the Acquisitions and the Business Combination with IMC, as compared to 2021.

Sales and marketing expenses. Sales and marketing expenses were $8.0 million for the nine months ended September 30, 2022, an increase of $5.6 million, or 240%, compared to $2.3 million for the nine months ended September 30, 2021. The increase was primarily higher salaries and wages and professional fees as we grow our corporate infrastructure to support our operational growth.

(34)

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $58.7 million for the nine months ended September 30, 2022, an increase of $34.5 million, or 142%, compared to $24.3 million for the nine months ended September 30, 2021. The increase was primarily from the acquired overhead related to the Acquisitions and the Business Combination with IMC, as well as costs associated with becoming a publicly traded company.

Depreciation and amortization. Depreciation and amortization expense was $14.5 million for the nine months ended September 30, 2022, an increase of $7.4 million, or 104%, compared to $7.1 million for the nine months ended September 30, 2021. The increase is mostly driven by the higher amortization expense due to having nine months of amortization expense during the current period, as compared to approximately four months of amortization expense in the prior period, as we recorded intangible assets for the Business Combination with IMC in June 2021.

Acquisition-related costs. Acquisition-related costs were $3.5 million for the nine months ended September 30, 2022, an increase of $2.5 million, or 245%, compared to $1.0 million for the nine months ended September 30, 2021. This increase is primarily driven by the costs associated with the Steward Transaction.

Interest expense. Interest expense was $11.7 million for the nine months ended September 30, 2022, an increase of $9.1 million, or 352%, compared to $2.6 million for the nine months ended September 30, 2021. This increase was due to the increased borrowings and higher weighted-average interest rate. Refer to Note 6, Debt for further information on the increased borrowings.

Change in fair value of derivative warrant liabilities. We have recorded a loss of $3.5 million during the nine months ended September 30, 2022, a decrease of $15.5 million, or 129%, as compared to the gain of $12.0 million recognized during the nine months ended September 30, 2021. This decrease is driven primarily by the increase in interest rates. Refer to Note 9, Fair Value Measurements for further information on these warrants.

Gain (loss) on remeasurement of contingent earnout liabilities. We recorded a gain on remeasurement of contingent earnout liabilities of $5.8 million during the nine months ended September 30, 2021. Contingent earnout liabilities are no longer remeasured to fair value following their reclassification to equity during the third quarter 2021, accordingly, no gain or loss on contingent earnout liabilities was recognized in 2022.

Gain (loss) on extinguishment of debt. During the nine months ended September 30, 2022, in connection with the early extinguishment and termination of the Existing Credit Agreement, we have recognized a loss on extinguishment of debt of $6.2 million. During the nine months ended September 30, 2021, we recorded a gain of $1.6 million primarily driven by the forgiveness of PPP loans of $2.5 million, partially offset by a loss on extinguishment of debt of $0.8 million.

Other income (expenses), net. Other expenses were $0.4 million for the nine months ended September 30, 2022, a decrease of $0.4 million as compared to $0.8 million for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Overview

As of September 30, 2022, we had cash on hand of $53.3 million. In addition, our Credit Agreement provides the ability to draw term loans in an amount up to $110 million under certain circumstances to finance permitted acquisitions and similar permitted investments, de novo center growth and optimization of de novo centers and management services organization performance. In November 2022, we borrowed $45.0 million of the Delayed Draw Term Loans under the Credit Agreement. The proceeds from this borrowing will be used to fund a portion of the Steward Transaction. We expect to incur incremental debt to finance the Financed Net Pre-Closing Medicare AR in connection with closing of the Steward Transaction.

Our principal sources of liquidity have been cash generated by our centers and MSO operations, borrowings under our credit facilities and proceeds from equity issuances. We have used these funds to meet our capital requirements, which consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, center and office lease expenses, insurance premiums, acquisitions and debt service. Our future capital expenditure requirements will depend on many factors, including the pace and scale of our expansion in new and existing markets, any future acquisitions, patient volume, and revenue growth rates. Many of our capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up. We also expect to incur costs related to

(35)

acquisitions and de novo growth through the opening of new centers, which we expect to require significant capital expenditures, including lease and construction expenses. We may be required to seek additional equity or debt financing, in addition to cash on hand and borrowings under our Credit Facilities in connection with our business growth, including debt financing that may be available to us from certain health plans for each new center that we open under the terms of our agreements with those health plans. In the event that additional financing is required from outside sources, we may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, our business, results of operations, and financial condition would be materially and adversely affected. We believe that our existing cash, amounts available under our Credit Agreement, and amounts available to us under our agreement with Elevance Health, each as described below, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months.

The Impact of COVID-19

As further detailed above in “Impact of COVID-19”, we estimate our performance during the nine months ended September 30, 2022, has been impacted by approximately $1.0 million of direct COVID-19 costs, with negligible impact noted during the three months ended September 30, 2022. While it is impossible to predict the scope or duration of COVID-19 or the future impact on our liquidity and capital resources, COVID-19 could materially affect our liquidity and operating cash flows in future periods.

Credit Facilities

In May 2022, the Company entered into the Credit Agreement that provided for an aggregate of up to $300 million in term loans, comprised of (i) initial term loans in aggregate principal amount of $190 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110 million (the “Delayed Draw Term Loans”). The Credit Agreement permits the Company to enter into certain incremental facilities subject to compliance with the terms, conditions and covenants set forth therein. In May 2022, the Company drew $190 million of the Initial Term Loans and used approximately $121 million of the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended (the "Existing Credit Agreement”). During the three and nine months ended September 30, 2022, the Company recognized debt extinguishment losses of $6.2 million related to early repayment of the Existing Credit Agreement.

Based on the elections made by the Company, as of September 30, 2022, the Initial Term Loan borrowings bear interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus a spread adjustment of 0.114%), plus an applicable margin rate of 9.00%. As permitted under the Credit Agreement, the Company elected to capitalize 4.00% of the interest as principal amount on the outstanding Term Loans. As a result of this election, the cash interest component of the applicable margin increases by 0.50%. Amortization payments under the Credit Agreement are payable in quarterly installments, commencing on March 31, 2024, in aggregate principal amounts equal to 0.25% of the outstanding principal balance. As of September 30, 2022, no amounts were borrowed under the Delayed Draw Term Loans and $190 million was outstanding under the Initial Term Loans. In November 2022, we borrowed $45.0 million of the Delayed Draw Term Loans under the Credit Agreement. All amounts owed under the Credit Agreement are due in May 2027.

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, liens or encumbrances, to make certain investments, to enter into sale-leaseback transactions or sell certain assets, to make certain restricted payments or pay dividends, to enter into consolidations, to transact with affiliates and to amend certain agreements, subject in each case to the exceptions and other qualifications as provided in the Credit Agreement. The Credit Agreement also contains covenants that require the Company to satisfy a minimum liquidity requirement of $50.0 million, which may be decreased to $25.0 million if the Company achieves a certain adjusted EBITDA, and maintains a maximum total leverage ratio based on the Company’s consolidated EBITDA, as defined in the Credit Agreement, with de novo losses excluded from the calculation of such ratio for up to 36 months after the opening of a de novo center, which maximum total leverage ratio will initially be 8.50 to 1.00, commencing with the fiscal quarter ended September 30, 2022 and is subject to a series of step-downs. For the fiscal quarters ending September 30, 2026 and thereafter, the Company must maintain a maximum total leverage ratio no greater than 5.50 to 1.00.

Elevance Health Collaboration Agreement

In connection with our collaboration agreement with Elevance Health (formerly known as Anthem), which was announced in August of 2021 (the "Elevance Collaboration Agreement"), we plan to open centers across eight priority states as part of our de novo strategy to open new centers in additional markets. Elevance Health has agreed to provide debt financing of up to $1

(36)

million for each new center opened in partnership with Elevance Health. We intend to use such funds to partially offset the costs of opening new centers in connection with our de novo growth strategy.

In October of 2022, in connection with the Elevance Collaboration Agreement we have entered into a promissory note for an amount of $1.0 million due in October 2032. Funds received from Elevance Health pursuant to the aforementioned promissory note will be used to finance costs of one new center that will be opened in partnership with Elevance Health.

Cash Flows

The following table summarizes our cash flows for the periods presented:

(in thousands)	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(39,811)	$(8,801)
Net cash provided by (used in) investing activities	$(4,969)	$(301,311)
Net cash provided by (used in) financing activities	$50,179	$385,630

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2022, was $39.8 million, an increase of $31.0 million, as compared to $8.8 million used in operating activities during the nine months ended September 30, 2021. This increase is primarily the result of an increase in accounts receivable of $47.4 million, offset by the effect of a $14.4 million increase in accounts payable and accrued expenses, both mostly driven by the timing of collections and payments and, to a lesser extent, the growth in total revenue.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2022, was $4.9 million, which was driven by purchases of leasehold improvements and medical equipment for our centers, cash purchase consideration of $0.9 million related to the acquisition of two medical practices, offset by the return of funds held in escrow related to 2021 acquisitions, as compared to $301.3 million for the nine months ended September 30, 2021, primarily driven by the acquisitions of IMC and SMA.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2022, was $50.2 million driven by the proceeds of $184.0 million from borrowings issued under the Credit Agreement, offset by the early repayment of our Existing Credit Agreement and related debt issuance costs of $128.4 million. Net cash provided by financing activities of $385.6 million during the nine months ended September 30, 2021 was primarily related to the Business Combination, and consisted of $125.0 million of borrowings under the Existing Credit Agreement, $415.0 million from issuance and sale of Class A Common Stock, partially offset by cash used in the consummation of the reverse recapitalization of $108.4 million, repayment of borrowings of $26.1 million, equity issuance costs of $12.5 million, payment of deferred financing costs of $6.9 million and payment of debt prepayment penalties of $0.5 million.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under the Credit Agreement and operating leases for our centers.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 or December 31, 2021, other than operating leases.

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

(37)

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

(38)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2022, based on the material weaknesses identified below.

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

Remediation Plan for the Material Weaknesses

In response to the aforementioned material weaknesses, management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. In 2021, management engaged an external advisor to assist in evaluating and documenting the design and operating effectiveness of our internal control over financial reporting, and their work is ongoing. Additionally, management has developed and started to execute a remediation plan, which included the hiring of a Vice President of Financial Reporting and Technical Accounting during the first quarter of 2022 and hiring of the Chief Accounting Officer with technical public company accounting and financial reporting experience during the third quarter of 2022. Our plan also includes providing enhanced access to accounting training, literature, research materials and documents and implementation of controls to review and evaluate conclusions regarding accounting for complex transactions. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(39)

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

Risks Related to the Acquisition of the Medicare value-based care business of the Seller Parties

The Merger Agreement with the Seller Parties is subject to closing conditions and there can be no guarantee the Closing will occur.

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

The Merger Agreement contains customary closing conditions set forth therein. There can be no guarantee that all conditions to the Steward Transaction Closing will be satisfied on a timely basis or at all. In the event that the Steward Transaction Closing does not occur, the anticipated benefits of the Steward Transactions will not be realized, which could have a material adverse effect on our future growth, business, financial condition and results of operations.

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

(40)

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

(41)

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

(42)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: November 9, 2022		/s/ Carlos A. de Solo
	Name:	Carlos A. de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 9, 2022		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(43)