Form 10-Q/A
period 2021-09-30
CareMax, Inc.
filed 2023-03-29
CIK 1813914

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

EXPLANATORY NOTE

CareMax, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A for the quarter ended September 30, 2021 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021, as amended by the Amendment No. 1 to Quarterly Report on Form 10-Q/A, originally filed with the SEC on March 16, 2022 (collectively, the “Q3 Report”). This Form 10-Q/A is being filed to restate the Company’s unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021. The restatement reflects a correction of the classification of the equity consideration, issued to the Company’s real estate advisor in July 2021, from prepaid expenses to other assets. See Note 2 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A for further information regarding the restatement.

The Company is filing this Form 10-Q/A to amend and restate the Q3 Report with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1: Financial Information

Part I, Item 4: Controls and Procedures

Part II, Item 1A: Risk Factors

Part II, Item 6: Exhibits

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above and set forth in this Form 10-Q/A, this Form 10-Q/A does not amend or update any other information contained in the Q3 Report. This Form 10-Q/A does not purport to reflect any information or events subsequent to the Q3 Report, except as expressly described herein.

CareMax, Inc.

Quarterly Report on Form 10-Q/A

For the Quarter Ended September 30, 2021

PART I. – FINANCIAL INFORMATION

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2021 (As Restated)	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$80,451	$4,934
Accounts receivable, net	33,624	9,395
Inventory	398	15
Prepaid expenses	4,530	183
Risk settlements due from providers	464	80
Due from related parties	-	274
Total Current Assets	119,467	14,881

Property and equipment, net	16,163	4,796
Goodwill	451,908	10,068
Intangible assets, net	61,575	8,575
Deferred debt issuance costs	2,084	-
Other assets	14,505	183
Total Assets	$665,701	$38,503

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,677	$1,044
Accrued expenses	8,346	2,572
Accrued interest payable	-	149
Risk settlements due to providers	171	643
Current portion of long-term debt	6,279	1,004
Due to related parties	-	39
Other current liabilities	2,831	-
Total Current Liabilities	23,304	5,451
	-
Derivative warrant liabilities	17,110	-
Long-term debt, less current portion	112,890	26,325
Other liabilities	6,032	-
Total Liabilities	159,336	31,776
COMMITMENTS AND CONTINGENCIES (Note 14)	-
STOCKHOLDERS'/MEMBER'S EQUITY	-
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 87,073,985 shares issued and outstanding at September 30, 2021)	9	-
Additional paid-in-capital	502,751	-
Retained Earnings	3,605	-
Member units (no par value, 200 authorized, issued and outstanding at December 31, 2020)	-	223
Members' equity	-	6,504
Total Stockholders'/Members' Equity	506,365	6,727

Total Liabilities and Stockholders'/Members' Equity	$665,701	$38,503

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

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'/MEMBERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Class A Common Stock		Additional	Total		Noncontrolling	Total
	Shares	Amount	Paid-in-capital	Controlling Interest	Retained Earnings	Interest	Equity
BALANCE - DECEMBER 31, 2019	-	$-	$-	$5,160	$-	$(214)	$4,946
Net income (loss)	-	-	-	3,261	-	(90)	3,171
Purchase of non-controlling interest	-	-	-	(400)	-	-	(400)
Change in ownership due to change in non-controlling interest	-	-	-	(44)	-	44	-
BALANCE- MARCH 31, 2020	-	-	-	7,977	-	(260)	7,717
Net income	-	-	-	3,382	-	82	3,464
Change in ownership due to change in non-controlling interest	-	-	-	-	-	-	-
Distributions	-	-	-	(81)	-	-	(81)
BALANCE- JUNE 30, 2020	-	-	-	11,278	-	(178)	11,100
Net (loss) income	-	-	-	(315)	-	34	(281)
Change in ownership due to change in non-controlling interest	-	-	-	(42)	-	42	-
Distributions	-	-	-	(63)	-	-	(63)
BALANCE- SEPTEMBER 30, 2020	-	$-	$-	$10,858	$-	$(102)	$10,756

BALANCE - DECEMBER 31, 2020	-	$-	$-	$6,727	$-	$-	$6,727
Net income	-	-	-	1,302	-	-	1,302
Distributions	-	-	-	-	-	-	-
BALANCE- MARCH 31, 2021	-	-	-	8,029	-	-	8,029
Activity prior to the business combination:
Additional paid-in-capital	-	-	-	-	-	-	-
Net loss		-		(6,487)			(6,487)
Effects of the business combination:							-
Reverse recapitalization	28,780,819	3	(186,632)	(1,542)	1,542	-	(186,629)
Equity consideration issued to acquire IMC	10,412,023	1	155,346	-	-	-	155,347
Shares issued for holdback	55,000	-	821	-	-	-	821
Proceeds from the sale of Class A Common stock, net of offering costs	41,000,000	4	397,525	-	-	-	397,529
Activity after the business combination:			-				-
Net income	-	-	-		16,543	-	16,543
Equity consideration issued to acquire SMA	384,615	-	5,027	-	-	-	5,027
BALANCE- JUNE 30, 2021	80,632,457	8	372,088	-	18,085	-	390,181
Equity consideration issued to acquire DNF	2,741,528	-	26,072	-	-	-	26,072
Reverse recapitalization	-	-	(104)	-	-	-	(104)
Contingently issuable stock to CMG Sellers and IMC Parent - First Share Price Trigger on Earnout Shares	3,200,000	1	39,109	-	-	-	39,110
Reclassification of contingent consideration previously liability classified			45,088				45,088
Proceeds from the sale of Class A Common stock, net of offering costs	500,000	-	6,650	-	-	-	6,650
Stock compensation expense	-	-	966	-	-	-	966
Series A Warrants issued under the Advisory Agreement	-	-	12,883	-	-	-	12,883
Net loss	-	-	-	-	(14,479)	-	(14,479)
BALANCE- SEPTEMBER 30, 2021	87,073,985	$9	$502,751	$-	3,605	$-	$506,365

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

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Restatement of Previously Reported Financial Statements

In conjunction with the Company's close process for the year ended December 31, 2022, management identified an error related to classification of equity consideration issued to the Company's real estate advisor in July 2021 (the "Prepaid Asset"). The Prepaid Asset was previously presented as part of the Company's short-term assets, in prepaid expenses. The Company determined that the Prepaid Asset relates to services that are performed by the real estate advisor over multiple years. Accordingly, the Prepaid Asset should be recorded in other assets, except for the portion that represents the Prepaid Asset amortization expense expected to be recognized during the next twelve months following a given period.

The following table reflects the impact of the restatement to the specified line items presented in the Company's previously reported unaudited condensed consolidated balance sheet as of September 30, 2021:

(in thousands)	As Previously Reported	Adjustment	As Restated
ASSETS

Affected financial statement line items
Prepaid expenses	17,926	(13,396)	4,530
Total Current Assets	$132,863	$(13,396)	$119,467

Other assets	1,109	13,396	14,505

There was no impact on the condensed consolidated statement of operations, statements of changes in stockholders'/members' equity or statement of cash flows.

The accompanying applicable Notes have been updated to reflect the restatement described above.

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

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

The Company has determined that the nature, amount, timing, and uncertainty of revenue and cash flows are affected by the following factors:

•
Geography of the service location

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company follows the provisions of ASC Topic 260, Earnings Per Share, for determining whether contingently issuable shares are included for purposes of calculating net income (loss) per share and determining whether instruments granted in equity-based compensation arrangements are participating securities for purposes of calculating net income (loss) per share. See Note 9, Net Income (Loss) Per Share.

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

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(15)

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

(16)

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

(17)

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

On the Closing Date, the Company entered into a Credit Agreement (the “Credit Agreement”) , by and among the Company, Royal Bank of Canada, as Administrative Agent (in such capacity, the “Agent”), Collateral Agent, Swing Line Lender and Issuing Bank, RBC Capital Markets, LLC and Truist Securities, Inc., as Syndication Agents, Joint Lead Arrangers and Joint Book Runners, and certain other banks and financial institutions serving as lenders (collectively with their successors and assigns, the “Lenders”). The Credit Agreement provides for (i) initial term loans in an aggregate principal amount of $125.0 million (the “Initial Term Loans”), which was fully drawn on the Closing Date to finance the Business Combination and related transaction costs, (ii) a revolving credit facility in an aggregate principal amount of $40.0 million for working capital and other general corporate purposes, of which $0 was drawn as of September 30, 2021 and (iii) a delayed draw term loan facility in an aggregate principal amount of $20.0 million, which will be available to be drawn from and after the Closing until the six month anniversary of the Closing Date to finance permitted acquisitions and similar permitted investments and of which $0 was drawn as of September 30, 2021 (collectively, the “Credit Facilities”).

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

(18)

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

(19)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(20)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(21)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(23)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(24)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(25)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(27)

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

(28)

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

(29)

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

(30)

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

(31)

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

(32)

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

(33)

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

(34)

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

(35)

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

(36)

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

	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2021	September 30, 2020	Y/Y Change	September 30, 2021	September 30, 2020	Y/Y Change
Net (loss) income	$(14,479)	$(281)	$(14,198)	$(3,120)	$6,354	$(9,474)

GAAP Pro Forma adjustments	-	(189)	189	(8,917)	(3,541)	(5,376)

Pro Forma net (loss) income	(14,479)	(470)	(14,009)	(12,037)	2,813	(14,850)

Interest expense	1,291	1,656	(364)	4,358	5,002	(644)
Depreciation and amortization	5,176	3,368	1,808	11,494	10,126	1,368
Gain on remeasurement of warrant liabilities	(10,227)	-	(10,227)	(12,022)	-	(12,022)
Loss (gain) on remeasurement of contingent earnout liability	11,625	-	11,625	(5,794)	-	(5,794)
Gain on extinguishment of debt	(279)	-	(279)	(1,637)	-	(1,637)
Other expenses	840	100	740	849	86	763

EBITDA	(6,053)	4,653	(10,706)	(14,791)	18,027	(32,818)

Other Adjustments
Non-recurring expenses	4,249	2,763	1,486	15,302	4,439	10,863
Acquisition costs	1,871	789	1,083	6,844	2,123	4,721
Stock based compensation	966	-	966	966	-	966
De novo losses	195	68	127	743	94	649
Discontinued operations	-	(35)	35	(1)	(35)	34
Adjusted EBITDA	$1,229	$8,237	$(7,009)	$9,064	$24,648	$(15,584)
*Pro Forma figures give effect to the Business Combinations of IMC and Care Holdings as if they had occurred in historical periods. Figures may not sum due to rounding.

(37)

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

(38)

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

(39)

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

(40)

Results of Operations

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020.

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenue
Medicare risk-based revenue	$76,428	$24,242	$52,186	215.3%
Medicaid risk-based revenue	20,884	—	20,884
Other revenue	7,308	64	7,244	11260.6%
Total revenue	$104,620	$24,306	$80,314	330.4%
Operating expense
External provider costs	73,329	17,304	56,025	323.8%
Cost of care	21,602	4,341	17,261	397.7%
Sales and marketing	1,274	311	963	309.5%
Corporate, general and administrative	13,589	1,885	11,704	621.0%
Depreciation and amortization	5,176	359	4,816	1340.7%
Acquisition related costs	879	—	879
Total costs and expenses	$115,848	$24,200	$91,648	378.7%
Operating (loss) income	$(11,228)	$106	$(11,334)	(10696.1)%

Interest expense, net	1,291	387	904	233.6%
Gain on remeasurement of warrant liabilities	(10,227)	—	(10,227)
Loss on remeasurement of contingent earnout liabilities	11,625	—	11,625
Gain on extinguishment of debt, net	(279)	—	(279)
Other expenses	840	—	840
Loss before income taxes	$(14,479)	$(281)	$(14,198)	5050.1%
Income tax provision	—	—	—
Net loss	$(14,479)	$(281)	$(14,198)	5050.1%

Net income attributable to non-controlling interest	$–	$34	$(34)	(100.0)%
Net loss attributable to controlling interest	$(14,479)	$(315)	$(14,164)	4494.5%

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

(41)

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

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020.

The following table sets forth our unaudited condensed consolidated statements of operations data for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenue
Medicare risk-based revenue	$142,005	$75,083	$66,922	89.1%
Medicaid risk-based revenue	26,333	—	26,333
Other revenue	9,118	251	8,868	3534.0%
Total revenue	$177,457	$75,334	$102,123	135.6%
Operating expense
External provider costs	127,023	49,110	77,912	158.6%
Cost of care	34,822	12,244	22,578	184.4%
Sales and marketing	2,340	811	1,529	188.5%
Corporate, general and administrative	24,265	4,625	19,639	424.6%
Depreciation and amortization	7,127	1,072	6,055	565.0%
Acquisition related costs	1,028	—	1,028
Total costs and expenses	$196,604	$67,863	$128,741	189.7%
Operating (loss) income	$(19,147)	$7,471	$(26,618)	(356.3)%

Interest expense, net	2,587	1,117	1,470	131.6%
Gain on remeasurement of warrant liabilities	(12,022)	—	(12,022)
Gain on remeasurement of contingent earnout liabilities	(5,794)		(5,794)
Gain on extinguishment of debt, net	(1,637)	—	(1,637)
Other expenses	840	—	840
(Loss) income before income taxes	$(3,120)	$6,354	$(9,474)	(149.1)%
Income tax provision	—	—	—
Net (loss) income	$(3,120)	$6,354	$(9,474)	(149.1)%

Net income attributable to non-controlling interest	$–	$26	$(26)
Net (loss) income attributable to controlling interest	$(3,120)	$6,328	$(9,448)

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

(42)

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

(43)

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

(44)

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

(45)

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

(46)

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

(47)

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

(48)

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2021, based on the material weaknesses identified below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer believe that the condensed consolidated financial statements included in this 10-Q/A fairly represent in all material respects our financial condition, results of operations and cash flows as at and for the periods presented in accordance with U.S. GAAP.

Material Weaknesses

As discussed in the Company's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 10-K"), a material weakness in the Company's internal control over financial reporting did not result in the proper classification of its previously issued warrants. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The warrants were previously classified as equity in the Company's balance sheets; after discussion and evaluation, taking into account consideration statements by the staff of the SEC, including our independent registered public accounting firm, we concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement, which required a restatement of our financial statements for the year ended December 31, 2020. In addition, the Company is restating its previously filed consolidated financial statements as of and for the year ended December 31, 2021, as well as the quarterly condensed consolidated financial information for the 2021 interim period ended September 30, 2021 to correct classification of prepaid expenses and other assets.

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

We conclude to evaluate steps to remediate the material weaknesses. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting training, literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management's consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the July 2020 initial public offering, see Note 2, Restatement of Previously Issued Financial Statements to the financial statements in the 2020 10-K.

Changes in Internal Control over Financial Reporting

(49)

As discussed elsewhere Report on Form 10-Q/A, we completed the Business Combination on June 8, 2021. Prior to the Business Combination, DFHT was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses, and CMG was a privately held limited liability company. Additionally, the Business Combination included the acquisition of IMC, and subsequent to the Closing Date, the Company acquired the SMA and DNF entities.

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

We are in the process of implementing a new comprehensive enterprise resource planning (“ERP”) system on a company-wide basis, which is one of the systems used for financial reporting. The implementation of the ERP system involves changes to our financial systems and other systems and accordingly, necessitated changes to our internal control over financial reporting. These changes to the Company’s internal control over financial reporting that occurred during the most recent quarter ended September 30, 2021 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(50)

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Registration Statement on Form S-1, filed with the SEC on June 30, 2021, and the following risks. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2021. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to establish and maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence, our reputation, our ability to raise additional capital, our business operations and financial condition and the trading prices of our securities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As discussed in the Company's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2020, a material weakness in the Company's internal control over financial reporting did not result in the proper classification of its previously issued warrants. The warrants were previously classified as equity in the Company's balance sheets; after discussion and evaluation, taking into account consideration statements by the staff of the SEC, including our independent registered public accounting firm, we concluded that these warrants should be presented as liabilities with subsequent fair value remeasurement, which required a restatement of our financial statements for the year ended December 31, 2020.

In addition to the material weakness identified above, we identified a material weakness in our internal control over financial reporting related to an improper classification of the 6,400,000 contingently issuable shares of Class A Common Stock issuable pursuant to the Business Combination Agreement (“Earnout Shares”). As previously disclosed in our Quarterly Reports on Form 10-Q/A for each of the three-month and year-to-date periods ended June 30, 2021 and September 30, 2021, respectively, the Earnout Shares were originally classified as equity from and after the Closing Date, and the Company subsequently determined that the Earnout Shares should have been liability classified and measured at fair value, with changes in fair value each period reported in earnings prior to July 9, 2021. This control deficiency related to the interpretation and accounting of the obligation to issue the Earnout Shares resulted in us having to restate our unaudited condensed consolidated financial statements for the three-month and year-to-date periods ended June 30, 2021 and September 30, 2021. In addition, the Company is restating its quarterly condensed consolidated financial information for the 2021 interim period ended September 30, 2021 to correct the classification of prepaid expenses and other assets. Accordingly, management has determined that these control deficiencies constitute a material weakness.

(51)

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives applicable to public companies, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the evaluation of the effectiveness of our internal control over financial reporting within the prescribed timeframe, as well as the remediation of the material weaknesses that we have identified. We may discover additional deficiencies in existing systems and controls that it may not be able to remediate in an efficient or timely manner. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to establish and maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods could be adversely affected. Failure to maintain effective internal control or adequate disclosure controls and procedures could result in a failure to comply with SEC rules and regulations, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation, investigations or enforcement actions, negatively affect investor confidence in our financial statements, and adversely impact the trading price of our securities and ability to access capital markets. The defense of any such claims, investigations or enforcement actions could cause the diversion of the Company’s attention and resources and could cause us to incur significant legal and other expenses even if the matters are resolved in our favor.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses identified in our financial reporting and the restatement of certain of our financial statements, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement of our financial statements, material weaknesses in our internal control over financial reporting, and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute resulting from the material weaknesses in our internal control over financial reporting. However, we can provide no assurance that litigation or disputes will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

(52)

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

(53)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: March 29, 2023		/s/ Carlos de Solo
	Name:	Carlos de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 29, 2023		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(54)