Form 10-K/A
period 2021-12-31
CareMax, Inc.
filed 2023-03-29
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 2

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

CareMax, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A for the year ended December 31, 2021 (this “Form 10-K/A”).

This Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022, as amended by the Amendment No. 1 to the Annual Report on Form 10-K/A, as filed with the SEC on May 2, 2022 (collectively, the “Amended Report”). This Form 10-K/A is being filed to restate the Company’s Consolidated Financial Statements for the year ended December 31, 2021. The restatement reflects a correction of the classification of the equity consideration issued to the Company's real estate advisor in July 2021 from prepaid expenses to other assets. See Note 2 to the Consolidated Financial Statements included in this Form 10-K/A for further information regarding the restatement.

The Company is filing this Form 10-K/A to amend and restate the Amended Report with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1.A, Risk Factors

Part II, Item 9A: Controls and Procedures

Part IV, Item 15: Exhibits, Financial Statement Schedules

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above and set forth in this Form 10-K/A, this Form 10-K/A does not amend or update any other information contained in the Amended Report. This Form 10-K/A does not purport to reflect any information or events subsequent to the Amended Report, except as expressly described herein.

i

Item 16	Form 10-K Summary	93

ii

PART I

Item 1. Business.

CareMax Inc. (“CareMax” or the “Company”), f/k/a Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), a Delaware corporation, was originally formed in July 2020 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. On December 18, 2020, DFHT entered into a Business Combination Agreement (the “Business Combination Agreement”) with CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”), and Deerfield Partners, L.P. Upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions on June 8, 2021 (the “Business Combination”), DFHT acquired 100% of the equity interests in CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT, and the name of the combined company was changed to CareMax, Inc. Unless the context otherwise requires, “CareMax”, “the Company,” “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combination, to CMG and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to CareMax, Inc. and its subsidiaries, together with its affiliated professional corporations or limited liability companies (“affiliated professional contractors”). Certain subsidiaries of CareMax, Inc. have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services.

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

While CareMax’s primary focus is providing care to Medicare-eligible seniors who are mostly over the age of 65, CareMax also provides services to children and adults through Medicaid programs as well as through commercial insurance plans. Nearly all of CareMax’s Medicare patients are enrolled in a Medicare Advantage plan run by private insurance companies on behalf of Centers for Medicare and Medicaid Services (“CMS”). With Medicare Advantage, the patient receives the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, Medicare Advantage plans offer even more than original Medicare, including dental, vision, hearing and wellness programs.

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

Risk Factors

Item 1A. Risk Factors

Our business is subject to a number of factors that could materially affect future developments and performance. In addition to factors affecting our business that have been described elsewhere in this Annual Report on Form 10-K/A (the “Annual Report”), any of the following risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We may update these risk factors in our periodic and other filings with the SEC.

Except for certain updates regarding the material weaknesses identified in our internal control over financial reporting and the restatement of our financial statements, this Item 1A. Risk Factors section in this Annual Report on Form 10-K/A has not been updated to reflect developments occurring subsequent to the Company’s Original Report, filed with the SEC on March 16, 2022, and as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on May 5, 2022.

The following is a summary of the principal risk factors described in this section:

•
the impact of the COVID-19 pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide on our business, financial condition and results of operation;
•
our ability to integrate the businesses of CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), Senior Medical Associates, LLC, a Florida limited liability company (“SMA”), Unlimited Medical Services of Florida, LLC, a Florida limited liability company, d/b/a DNF Medical Centers (“DNF”), Advantis Physician Alliance, LLC, d/b/a Advantis Medical Centers (“Advantis”) and other acquisitions;
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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we will be required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those previously required of as privately held companies. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements applicable to us. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, it may not be able to assess whether its internal control over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of our securities. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the post-combination company are documented, designed or operating effectively.

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

We identified material weaknesses in our internal control over financial reporting related to an improper classification of the 6,400,000 contingently issuable shares of Class A Common Stock issuable pursuant to the Business Combination Agreement (“Earnout Shares”). As previously disclosed in our Quarterly Reports on Form 10-Q/A for each of the three-month and year-to-date periods ended June 30, 2021 and September 30, 2021, respectively, the Earnout Shares were originally classified as equity from and after the Closing Date, and the Company subsequently determined that the Earnout Shares should have been liability classified and measured at fair value, with changes in fair value each period reported in earnings prior to July 9, 2021. This control deficiency related to the interpretation and accounting of the obligation to issue the Earnout Shares resulted in us having to restate our unaudited condensed consolidated financial statements for the three-month and year-to-date periods ended June 30, 2021 and September 30, 2021. In addition, the Company restated its previously filed consolidated financial statements as of and for the year ended December 31, 2021, as well as the quarterly condensed consolidated financial information for the 2021 interim period ended September 30, 2021 to correct the classification of prepaid expenses and other assets. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Due to the material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2021.

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives applicable to public companies, including compliance with Section 404 of the Sarbanes-Oxley Act and the evaluation of the effectiveness of our internal control over financial reporting within the prescribed timeframe, as well as the remediation of the material weaknesses that we have identified. We may discover additional deficiencies in existing systems and controls that it may not be able to remediate in an efficient or timely manner. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to establish and maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods could be adversely affected. Failure to maintain effective internal control or adequate disclosure controls and procedures could result in a failure to comply with SEC rules and regulations, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation, investigations or enforcement actions, negatively affect investor confidence in our financial statements, and adversely impact the trading price of our securities and ability to access capital markets. The defense of any such claims, investigations or enforcement actions could cause the diversion of the Company’s attention and resources and could cause us to incur significant legal and other expenses even if the matters are resolved in our favor.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses identified in our internal control over financial reporting and the restatement of certain of our financial statements, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement of our financial statements, material weaknesses in our internal control over financial reporting, and the preparation of our financial statements. As of the date of this Form 10-K/A, we have no knowledge of any such litigation or dispute resulting from the material weaknesses in our internal control over financial reporting. However, we can provide no assurance that litigation or disputes will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this section to “CareMax,” “we,” “us,” “our,” and the “Company” refers to CareMax, Inc. together with its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K/A (the “Annual Report”).

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

Other income (expense), net. We recorded $1.3 million in other expenses, net for the twelve months ended December 31, 2021, resulting primarily from the payment of franchise taxes, miscellaneous corporate expenses, and research and development costs associated with CareOptimize.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the restatement of our annual financial statements as of and for the year ended December 31, 2021 and interim financial statements as of and for the periods ended June 30, 2021 and September 30, 2021, and the related material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on June 8, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Material Weaknesses in Internal Control over Financial Reporting

We identified material weaknesses in our internal control over financial reporting related to an improper classification of the Earnout Shares. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Quarterly Reports on Form 10-Q/A for each of the three-month and year-to-date periods ended June 30, 2021 and September 30, 2021, respectively, the Earnout Shares were originally classified as equity from and after the Closing Date, and the Company subsequently determined that the Earnout shares should have been liability classified and measured at fair value, with changes in fair value each period reported in earnings prior to July 9, 2021. This control deficiency related to the interpretation and accounting of the obligation to issue the Earnout Shares resulted in us having to restate our unaudited condensed consolidated financial statements for the three-month and year-to-date periods ended June 30, 2021 and September 30, 2021. In addition, the Company restated its previously filed consolidated financial statements as of and for the year ended December 31, 2021, as well as the quarterly condensed consolidated financial information for the 2021 interim period ended September 30, 2021 to correct classification of prepaid expenses and other assets. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Notwithstanding the material weaknesses, management has concluded that our audited consolidated financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.

In response to the aforementioned material weaknesses, management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting principles. Management has engaged an external advisor to assist management in evaluating and documenting the design and operating effectiveness of our internal control over financial reporting. Additionally, management has developed and started to execute a remediation plan, which included the hiring of a Vice-President of Financial Reporting and Technical Accounting with technical public company accounting and financial reporting experience. We also have access to accounting training, literature, research materials and increased communication among our personnel and outsourced third-party professionals with whom we may consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that we are achieving our objectives. There is no assurance that these initiatives will ultimately have the intended effects. The material weaknesses will not be considered remediated until our management designs and implements effective controls that operate for a sufficient period of time and our management has concluded through testing that these controls are effective. Management intends to take further action as necessary or appropriate to address any other matters we identify.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carlos A. de Solo President and Chief Executive Officer	2021	$419,465	325,000(1)	527,456	249,678	—	—	$120,000(2)	$1,541,599
	2020	$111,946(3)			—	—	—	$2,688,000(2)	$2,799,946
Kevin Wirges Executive Vice President, Treasurer and Chief Financial Officer(4)	2021	$321,538(4)	256,500(5)	163,524	77,406	—	—	$—	$818,968
	2020	275,000(4)	182,500 (6)	—	—	—	—	—	457,500
Alberto R. de Solo	2021	$309,465	225,000(1)	232,376	109,998	—	—	$121,271(2)	$998,110

Executive Vice President and Chief Operating Officer
	2020	$111,946(3)	—	—	—	—	—	$1,430,000(2)	$1,541,946

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

Date: March 29, 2023	CareMax, Inc.

/s/ Carlos A. de Solo
Name: Carlos A. de Solo
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Carlos A. de Solo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023
Carlos A. de Solo

/s/ Kevin Wirges	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023
Kevin Wirges

/s/ Jose R. Rodriguez	Chairman of the Board of Directors	March 29, 2023
Jose R. Rodriguez

/s/ Beatriz Assapimonwait	Director	March 29, 2023
Beatriz Assapimonwait

/s/ Kevin Berg	Director	March 29, 2023
Kevin Berg

/s/ Bryan Cho	Director	March 29, 2023
Bryan Cho

/s/ Ryan O’Quinn	Director	March 29, 2023
Ryan O’Quinn

/s/ Dr. Vincent Omachonu	Director	March 29, 2023
Dr. Vincent Omachonu

/s/ Ralph de la Torre	Director	March 29, 2023
Ralph de la Torre

/s/ Hon. Dr. David J. Shulkin	Director	March 29, 2023
Hon. Dr. David J. Shulkin

Report of Independent Registered Public Accounting Firm

To Stockholders and the Board of Directors,

Caremax, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CareMax, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders/members’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2021 consolidated balance sheet has been restated to correct certain misstatements.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company's auditor from 2020 to 2021.

/s/ WithumSmith+Brown, PC

Red Bank, New Jersey

March 16, 2022 except for the effects of the restatement disclosed in Note 2 as to which the date is March 29, 2023

PCAOB ID Number 100

CAREMAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

ITEM 1. FINANCIAL STATEMENTS

	December 31, 2021 (As Restated)	December 31, 2020
ASSETS

CURRENT ASSETS
Cash	$47,917	$4,934
Accounts receivable, net	41,998	9,395
Inventory	550	15
Prepaid expenses	3,786	183
Risk settlements due from providers	539	80
Due from related parties	-	274
Total Current Assets	94,790	14,881

Property and equipment, net	15,993	4,796
Goodwill	464,566	10,068
Intangible assets, net	59,811	8,575
Deferred debt issuance costs	1,972	-
Other assets	15,960	183
Total Assets	$653,092	$38,503

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,110	$1,044
Accrued expenses	8,686	2,572
Accrued interest payable	4	149
Risk settlements due to providers	196	643
Current portion of long-term debt	6,275	1,004
Due to related parties	-	39
Other current liabilities	3,687	-
Total Current Liabilities	21,959	5,451

Derivative warrant liabilities	8,375	-
Long-term debt, less current portion	110,960	26,325
Other liabilities	6,428	-
Total Liabilities	147,722	31,776
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS'/MEMBER'S EQUITY
Class A Common stock ($0.0001 par value; 250,000,000 shares authorized; 87,367,972 shares issued and outstanding at December 31, 2021)	9	-
Additional paid-in-capital	505,327	-
Retained earnings	33	-
Member units (no par value, 200 authorized, issued and outstanding at December 31, 2020)	-	223
Members' equity	-	6,504
Total Stockholders'/Members' Equity	505,370	6,727

Total Liabilities and Stockholders'/Members' Equity	$653,092	$38,503

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

Notes to Consolidated Financial Statements — Continued

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the account of CareMax Inc. and its wholly owned subsidiaries (collectively "CareMax" or "the Company"). Intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and in accordance with the instructions to Form 10-K/A and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature, which are necessary for a fair presentation of financial position, operating results and cash flows for the periods presented.

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

Restatement of Previously Reported Financial Statements

In conjunction with the Company's close process for the year ended December 31, 2022, management identified an error related to classification of equity consideration issued to the Company's real estate advisor in July 2021 (the "Prepaid Asset"). The Prepaid Asset was previously presented as part of the Company's short-term assets, in prepaid expenses. The Company determined that because the Prepaid Asset relates to services that are performed by the real estate advisor over multiple years, the Prepaid Asset should be recorded in other assets, except for the portion that represents the Prepaid Asset amortization expense expected to be recognized during the next twelve months following a given period.

The following table reflects the impact of the restatement to the specified line items presented in the Company's previously reported consolidated balance sheet as of December 31, 2021:

(in thousands)	As Previously Reported	Adjustment	As Restated
ASSETS

Affected financial statement line items
Prepaid expenses	17,040	(13,254)	3,786
Total Current Assets	$108,044	$(13,254)	$94,790

Other assets	2,706	13,254	15,960

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

Notes to Consolidated Financial Statements — Continued

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

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Additionally, as an emerging growth company, the Company is exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm is not required to evaluate and report on the effectiveness of internal control over financial reporting.

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

The fair value of the Company’s Options, RSUs and PSUs are estimated using the Black-Scholes-Merton Option Pricing model and a Monte Carlo simulation, respectively, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or stock, and future dividends. Compensation expense for Options, RSUs and PSUs are recorded based upon the values derived from the Black-Scholes-Merton Option Pricing model and the Monte Carlo simulation, respectively. The assumptions used in the Black-Scholes-Merton Option Pricing model and Monte Carlo Simulation(s) could materially affect compensation expense recorded in future periods. The assumptions used in the model and related impact are discussed in Note 8 - Stockholders Equity.

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

Acquisition of Advantis

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

Contingent Consideration

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, became entitled to receive Contingent Consideration to be paid out in the form of Class A Common Stock. The Business Combination Agreement provided that up to an additional 3,500,000 and 2,900,000 Earnout Shares would become payable after the Closing to the CMG sellers and IMC Parent, respectively: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1,750,000 and 1,450,000 Earnout Shares would become issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1,750,000 and 1,450,000 Earnout Shares would become issued and paid to the formers owners of CMG and IMC, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company enters into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction is greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at closing of such change in control transaction, the Share Price Triggers would be deemed to have been satisfied and the Company shall issue, as of such closing, all of the Earnout Shares. The contingent consideration was classified as a liability for the period ended June 30, 2021. On July 9th, 2021, the volume weighted average trading price of Class A Common Stock exceeded the $12.50 on 20 or more days resulting in the satisfaction of the First Share Price Trigger. After the First Share Price Trigger was achieved on July 9, 2021, the estimated fair value of the Earnout Shares was recorded as an equity-classified instrument as a component of stockholders' equity, with the change in fair value from the prior reporting period recorded in earnings. Accordingly, 1,750,000 and 1,450,000 Earnout Shares were issued and paid to the CMG Sellers and IMC Parent, respectively. See Item 9A. – Controls and Procedures - Material Weaknesses in Internal Control over Financial Reporting for further information on the classification of the Earnout Shares.

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

NOTE 9. NET INCOME (LOSS) PER SHARE

The Business Combination was accounted for as a reverse recapitalization by which CMG issued equity for the net assets of the Company accompanied by a recapitalization. Earnings per share has been recast for all historical periods to reflect the Company’s capital structure for all comparative periods.

The Earnout Shares are excluded from the computation of basic net income (loss) per share until the conditions to trigger the issuance of the Earnout Shares have been satisfied. During the twelve months ended December 31, 2021, the first tranche of Earnout Shares totaling 3,200,000 shares of Class A Common Stock were issued to the CMG Sellers and IMC Parent, and such shares are included in the computation of basic net income (loss) per share from the date of issuance for the twelve months ended December 31, 2021. The remaining Earnout Shares totaling 3,200,000 shares were excluded from the computation of basic net income (loss) per share for the twelve months ended December 31, 2021 as the conditions to trigger the issuance of the Earnout Shares had not been satisfied as of December 31, 2021.

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

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

Notes to Consolidated Financial Statements — Continued

NOTE 15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.