Form 10-Q/A
period 2022-03-31
CareMax, Inc.
filed 2023-03-29
CIK 1813914

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

EXPLANATORY NOTE

CareMax, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2022 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on May 10, 2022 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2022. The restatement reflects a correction of the classification of the equity consideration issued to the Company’s real estate advisor in July 2021 from prepaid expenses to other assets. See Note 2 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A for further information regarding the restatement.

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

CareMax, Inc.

Quarterly Report on Form 10-Q/A

For the Quarter Ended March 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2022 (As Restated)	December 31, 2021
ASSETS

CURRENT ASSETS
Cash	$32,740	$47,917
Accounts receivable, net	53,581	41,998
Inventory	702	550
Prepaid expenses	4,829	3,786
Risk settlements due from providers	655	539
Total Current Assets	92,508	94,790

Property and equipment, net	16,895	15,993
Goodwill	464,264	464,566
Intangible assets, net	55,604	59,811
Deferred debt issuance costs	1,860	1,972
Other assets	17,953	15,960
Total Assets	$649,085	$653,092

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,165	$3,110
Accrued expenses	12,365	8,690
Risk settlements due to providers	228	196
Current portion of long-term debt	6,272	6,275
Other current liabilities	4,107	3,687
Total Current Liabilities	28,137	21,959

Derivative warrant liabilities	11,911	8,375
Long-term debt, less current portion	109,660	110,960
Other liabilities	7,186	6,428
Total Liabilities	156,895	147,722
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock (1,000,000 authorized and zero outstanding as of March 31, 2022 and December 31, 2021)	-	-
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 87,367,972 shares issued and outstanding at March 31, 2022 and December 31, 2021)	9	9
Additional paid-in-capital	508,945	505,327
Retained (deficit) earnings	(16,763)	33
Total Stockholders' Equity	492,190	505,370

Total Liabilities and Stockholders' Equity	$649,085	$653,092

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

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Restatement of Previously Reported Financial Statements

In conjunction with the Company's close process for the year ended December 31, 2022, management identified an error related to classification of equity consideration issued to the Company's real estate advisor in July 2021 (the "Prepaid Asset"). The Prepaid Asset was previously presented as part of the Company's short-term assets, in Warrants and prepaid expenses. The Company determined that the Prepaid Asset relates to services that are performed by the real estate advisor over multiple years. Accordingly, the Prepaid Asset should be recorded in other assets, except for the portion that represents the Prepaid Asset amortization expense expected to be recognized during the next twelve months following a given period.

The following table reflects the impact of the restatement to the specified line items presented in the Company's previously reported unaudited condensed consolidated balance sheet as of March 31, 2022:

(in thousands)	As Originally Reported	Adjustment	As Restated
ASSETS

Affected financial statement line items
Prepaid expenses	20,045	(15,215)	4,829
Total Current Assets	$107,723	$(15,215)	$92,508

Other assets	2,738	15,215	17,953

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

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Our three largest payor relationships were with Anthem, Humana and Centene, which as of March 31, 2022 represented 24%, 16%, and 26% of our accounts receivable balance, respectively. As of December 31, 2021, Anthem, Humana and Centene represented 27%, 12% and 23% of our accounts receivable balance, respectively. Anthem, Humana and Centene represented 35%, 17%, and 16% of the Company's revenues during the three months ended March 31, 2022 (86%, 11% and 0% during the three months ended March 31, 2021).

Recent Accounting Pronouncements

The Company has elected to defer compliance with ASC 842, Leases, consistent with those requirements for a private company due to the Company’s status as an EGC and the provisions of the JOBS Act. Accordingly, the Company adopted ASC 842 for

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

the annual reporting period beginning January 1, 2022 and interim reporting periods within the annual reporting period beginning after December 15, 2022. As such, the Company has continued to present accounting for leases in its condensed consolidated financial statements in accordance with ASC 840 in this Quarterly Report on Form 10-Q/A. The effect of adoption to be presented in the Company’s 2022 Form 10-K is expected to be material, adding approximately $0.1 billion right of use assets and corresponding lease liabilities to the Company’s balance sheet as of January 1, 2022.

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU No. 2020-03, "Codification Improvements to financial Instruments" (collectively referred to as "ASC 326"), which is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. This standard replaces the previous incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is acquired or purchased. The standard has been further refined through subsequent releases by the Financial Accounting Standards Board ("FASB"). The Company adopted ASC 326 on January 1, 2022 with no material impact to the consolidated financial statements.

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

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

in the Series B Warrant. In the event that the Series B Warrant is called for redemption by the Company, the Advisor may pay the exercise price for the Series B Warrant Shares six months following the notice of redemption by the Company.

Series B Warrants are recognized at their fair value once vesting becomes probable. During the three months ended March 31, 2022, the Company recorded $2.5 million, which represents the fair value of vested Series B Warrants, in other assets, except for the portion that represents Series B Warrant amortization expected to be recognized during the next twelve months, which is recorded in prepaid expenses, to reflect vesting of 500,000 Series B Warrant Shares using their grant date fair value. Refer to Note 10, Related Party Transactions, for additional information.

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

(12)

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

(13)

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

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(21)

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

(22)

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

(23)

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

(24)

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

(25)

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

(26)

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

(27)

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

(28)

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

(29)

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

(30)

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

(31)

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

(32)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of March 31, 2022, based on the material weaknesses identified below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified include that we lack a sufficient complement of professionals with the appropriate level of knowledge, training and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements as a public company. This material weakness contributed to the Company not designing and maintaining formal controls to analyze, account for and disclose complex transactions, including the accounting for financial instruments and contingent earnout liabilities. These material weaknesses resulted in:

•
the restatement of the Company’s previously filed consolidated financial statements as of and for the year ended December 31, 2020, as well as the quarterly condensed consolidated financial information for the 2020 interim period ended September 30, 2020 related to derivative warrant liabilities, Class A ordinary shares subject to possible redemption, additional paid-in-capital, retained earnings/(deficit), fair value adjustment on derivative warrant liabilities, earnings per share and the related disclosures; and
•
the restatement of the Company’s previously filed quarterly condensed consolidated financial information for the 2021 interim periods ended June 30, 2021 and September 30, 2021 related to goodwill, contingent earnout liabilities, additional paid-in capital, retained earnings/(deficit), gain/(loss) on remeasurement of earnout liabilities, earnings per share and the related disclosures; and
•
the restatement of the Company's previously filed consolidated financial statements as of and for the year ended December 31, 2021, as well as the quarterly condensed consolidated financial information for the 2021 interim period ended September 30, 2021 and the 2022 interim period ended March 31, 2022 related to prepaid expenses and other assets.

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

(33)

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

Item 1A. Risk Factors

There have been no material changes from the Risk Factors except as disclosed in Part 1, Item 1A, of Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2023.

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

(34)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: March 29, 2023		/s/ Carlos A. de Solo
	Name:	Carlos A. de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 29, 2023		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(35)