Form 10-Q/A
period 2022-06-30
CareMax, Inc.
filed 2023-03-29
CIK 1813914

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

EXPLANATORY NOTE

CareMax, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2022 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) on August 9, 2022 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022. The restatement reflects a correction of the classification of the equity consideration issued to the Company's real estate advisor in July 2021 from prepaid expenses to other assets. See Note 2 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A for further information regarding the restatement.

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

CareMax, Inc.

Quarterly Report on Form 10-Q/A

For the Quarter Ended June 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2022 (As Restated)	December 31, 2021
ASSETS

Current Assets
Cash	$68,130	$47,917
Accounts receivable, net	72,633	41,998
Inventory	915	550
Prepaid expenses	4,925	3,786
Risk settlements due from providers	500	539
Total Current Assets	147,104	94,790

Property and equipment, net	17,332	15,993
Goodwill	464,846	464,566
Intangible assets, net	51,885	59,811
Deferred debt issuance costs	2,309	1,972
Other assets	25,504	15,960
Total Assets	$708,979	$653,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,156	$3,110
Accrued expenses	14,250	8,690
Risk settlements due to providers	176	196
Current portion of long-term debt	18	6,275
Other current liabilities	3,514	3,687
Total Current Liabilities	27,113	21,959

Derivative warrant liabilities	4,520	8,375
Long-term debt, less current portion	181,501	110,960
Other liabilities	7,717	6,428
Total Liabilities	220,852	147,722
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock (1,000,000 authorized and zero outstanding as of June 30, 2022 and December 31, 2021)	-	-
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 87,467,972 and 87,367,972 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	9	9
Additional paid-in-capital	514,262	505,327
Retained (deficit) earnings	(26,144)	33
Total Stockholders' Equity	488,127	505,370

Total Liabilities and Stockholders' Equity	$708,979	$653,092

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

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

The following table reflects the impact of the restatement to the specified line items presented in the Company's previously reported unaudited condensed consolidated balance sheet as of June 30, 2022:

(in thousands)	As Originally Reported	Adjustment	As Restated
ASSETS

Affected financial statement line items
Prepaid expenses	22,169	(17,243)	4,925
Total Current Assets	$164,347	$(17,243)	$147,104

Other assets	8,260	17,243	25,504

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

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(10)

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

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

NOTE 6. LONG TERM DEBT

In May 2022, the Company entered into a credit agreement (the “Credit Agreement”) that provided for an aggregate of up to $300 million in term loans, comprised of (i) initial term loans in aggregate principal amount of $190 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110 million (the “Delayed Draw Term Loans”). The Credit Agreement permits the Company to enter into certain incremental facilities subject to compliance with the terms, conditions and covenants set forth therein. In May 2022, the Company drew $190 million of the Initial Term Loans and used approximately $121 million of the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended (the “Existing Credit Agreement”). During the three and six months ended June 30, 2022, the Company recognized debt extinguishment losses of $6.2 million related to early repayment of the Existing Credit Agreement.

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

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Series B Warrants are recognized at their grant date fair value once vesting becomes probable. During the three months ended June 30, 2022, the Company recorded $2.5 million in prepaid expenses to reflect vesting of 500,000 Series B Warrant Shares. During the six months ended June 30, 2022, the Company recorded $5.0 million, which represents the fair value of vested Series B Warrants, in other assets, except for the portion that represents Series B Warrant amortization expected to be recognized during the next twelve months, which is recorded in prepaid expenses, to reflect vesting of one million Series B Warrant Shares. Refer to Note 10, Related Party Transactions, for additional information.

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

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(16)

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

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Credit Facilities

In May 2022, the Company entered into the Credit Agreement that provided for an aggregate of up to $300 million in term loans, comprised of (i) initial term loans in aggregate principal amount of $190 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110 million (the “Delayed Draw Term Loans”). The Credit Agreement permits the Company to enter into certain incremental facilities subject to compliance with the terms, conditions and covenants set forth therein. In May 2022, the Company drew $190 million of the Initial Term Loans and used approximately $121 million of the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended (the “Existing Credit Agreement”). During the three and six months ended June 30, 2022, the Company recognized debt extinguishment losses of $6.2 million related to early repayment of the Existing Credit Agreement.

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

(35)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of June 30, 2022, based on the material weaknesses identified below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified include that we lack a sufficient complement of professionals with the appropriate level of knowledge, training and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements as a public company. This material weakness contributed to the Company not designing and maintaining formal controls to analyze, account for and disclose complex transactions, including the accounting for financial instruments and contingent earnout liabilities. These material weaknesses resulted in:

•
the restatement of the Company’s previously filed consolidated financial statements as of and for the year ended December 31, 2020, as well as the quarterly condensed consolidated financial information for the 2020 interim period ended September 30, 2020 related to derivative warrant liabilities, Class A ordinary shares subject to possible redemption, additional paid-in-capital, retained earnings/(deficit), fair value adjustment on derivative warrant liabilities, earnings per share and the related disclosures; and
•
the restatement of the Company’s previously filed quarterly condensed consolidated financial information for the 2021 interim periods ended June 30, 2021 and September 30, 2021 related to goodwill, contingent earnout liabilities, additional paid-in capital, retained earnings/(deficit), gain/(loss) on remeasurement of earnout liabilities, earnings per share and the related disclosures; and
•
the restatement of the Company's previously filed consolidated financial statements as of and for the year ended December 31, 2021, as well as the quarterly condensed consolidated financial information for the 2021 interim period ended September 30, 2021 and the 2022 interim periods ended March 31, 2022 and June 30, 2022 related to prepaid expenses and other assets.

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

(38)

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