Form 10-Q/A
period 2022-09-30
CareMax, Inc.
filed 2023-03-29
CIK 1813914

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

EXPLANATORY NOTE

CareMax, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2022 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2022 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022. The restatement reflects a correction of the classification of the equity consideration, issued to the Company's real estate advisor in July 2021, from Warrants and prepaid expenses to other assets. See Note 2 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A for further information regarding the restatement.

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

CareMax, Inc.

Quarterly Report on Form 10-Q/A

For the Quarter Ended September 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2022 (As Restated)	December 31, 2021
ASSETS

Current Assets
Cash	$53,315	$47,917
Accounts receivable, net	85,766	41,998
Inventory	911	550
Warrants and prepaid expenses	4,757	3,786
Risk settlements due from providers	537	539
Total Current Assets	145,287	94,790

Property and equipment, net	18,125	15,993
Goodwill	465,058	464,566
Intangible assets, net	48,166	59,811
Deferred debt issuance costs	2,644	1,972
Other assets	28,154	15,960
Total Assets	$707,433	$653,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$13,422	$3,110
Accrued expenses	16,630	8,690
Risk settlements due to providers	50	196
Current portion of long-term debt	159	6,275
Other current liabilities	3,485	3,687
Total Current Liabilities	33,745	21,959

Derivative warrant liabilities	11,851	8,375
Long-term debt	184,253	110,960
Other liabilities	8,379	6,428
Total Liabilities	238,228	147,722
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Preferred stock (1,000,000 authorized and none outstanding as of September 30, 2022 and December 31, 2021)	-	-
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 87,396,972 and 87,367,972 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	9	9
Additional paid-in-capital	517,393	505,327
Retained earnings (deficit)	(48,197)	33
Total Stockholders' Equity	469,205	505,370

Total Liabilities and Stockholders' Equity	$707,433	$653,092

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

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Accordingly, the Prepaid Asset should be recorded in other assets, except for the portion that represents the Prepaid Asset amortization expense expected to be recognized during the next twelve months following a given period.

The following table reflects the impact of the restatement to the specified line items presented in the Company's previously reported unaudited condensed consolidated balance sheet as of September 30, 2022:

(in thousands)	As Originally Reported	Adjustment	As Restated
ASSETS

Affected financial statement line items
Warrants and prepaid expenses	21,653	(16,896)	4,757
Total Current Assets	$162,183	$(16,896)	$145,287

Other assets	11,258	16,896	28,154

There was no impact on the condensed consolidated statement of operations, statements of changes in stockholders'/members' equity or statement of cash flows.

The accompanying applicable Notes have been updated to reflect the restatement described above.

(9)

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

(10)

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

Recent Accounting Pronouncements

The Company has elected to defer compliance with ASC Topic 842, Leases ("ASC 842"), consistent with those requirements for a private company due to the Company’s status as an emerging growth company and the provisions of the JOBS Act. Accordingly, the Company adopted ASC 842 for the annual reporting period beginning January 1, 2022, and interim reporting periods within the annual reporting period beginning after December 15, 2022. As such, the Company has continued to present accounting for leases in its condensed consolidated financial statements in accordance with ASC Topic 840, Leases, in this Quarterly Report on Form 10-Q/A. The effect of adoption to be presented in the Company’s 2022 Form 10-K is expected to add approximately $0.1 billion right of use assets and corresponding lease liabilities to the Company’s balance sheet as of January 1, 2022.

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

(11)

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

(12)

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

(13)

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

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Series B Warrants are recognized at their grant date fair value once vesting becomes probable. During the nine months ended September 30, 2022, the Company recorded $5.0 million, which represents the fair value of vested Series B Warrants, in other assets, except for the portion that represents Series B Warrant amortization expected to be recognized during the next twelve months, which is recorded in Warrants and prepaid expenses, to reflect vesting of 1,000,000 Series B Warrant Shares. Refer to Note 10, Related Party Transactions, for additional information. No Series B Warrants vested during the three months ended September 30, 2022.

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

(15)

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

(16)

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

(17)

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

(18)

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

(19)

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

(20)

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

(21)

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

(22)

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

(23)

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

(24)

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

(25)

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

(26)

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

(27)

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

(28)

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

(29)

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

(30)

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

(31)

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

(32)

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

(33)

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

(34)

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

(35)

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

(36)

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

(37)

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

(38)

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

(39)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of September 30, 2022, based on the material weaknesses identified below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified include that we lack a sufficient complement of professionals with the appropriate level of knowledge, training and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements as a public company. This material weakness contributed to the Company not designing and maintaining formal controls to analyze, account for and disclose complex transactions, including the accounting for financial instruments and contingent earnout liabilities. These material weaknesses resulted in:

•
the restatement of the Company’s previously filed consolidated financial statements as of and for the year ended December 31, 2020, as well as the quarterly condensed consolidated financial information for the 2020 interim period ended September 30, 2020 related to derivative warrant liabilities, Class A ordinary shares subject to possible redemption, additional paid-in-capital, retained earnings/(deficit), fair value adjustment on derivative warrant liabilities, earnings per share and the related disclosures; and
•
the restatement of the Company’s previously filed quarterly condensed consolidated financial information for the 2021 interim periods ended June 30, 2021 and September 30, 2021 related to goodwill, contingent earnout liabilities, additional paid-in capital, retained earnings/(deficit), gain/(loss) on remeasurement of earnout liabilities, earnings per share and the related disclosures; and
•
the restatement of the Company's previously filed consolidated financial statements as of and for the year ended December 31, 2021, as well as the quarterly condensed consolidated financial information for the 2021 interim period ended September 30, 2021 and the 2022 interim periods ended March 31, 2022, June 30, 2022, and September 30, 2022 related to warrants and prepaid expenses and other assets.

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

(40)

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

(41)

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

(42)

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

(43)

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

(44)