Form 10-K
period 2022-12-31
CareMax, Inc.
filed 2023-03-30
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant (61,341,638 shares) based on the closing price of the registrant’s Class A common stock as reported on the Nasdaq Global Select Market on June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $222,670,146.

As of March 22, 2023, the registrant had 111,360,802 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

i

PART I

Item 1. Business.

Overview

CareMax, Inc. (“CareMax” or the “Company”), formerly Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), a Delaware corporation, was originally formed in July 2020 as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. On December 18, 2020, DFHT entered into a Business Combination Agreement (the “Business Combination Agreement”) with CareMax Medical Group, L.L.C., (“CMG”), the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC Medical Group Holdings, LLC, (“IMC”), IMC Holdings, LP, (“IMC Parent”), and Deerfield Partners, L.P. Upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions on June 8, 2021 (the “Business Combination”), DFHT acquired 100% of the equity interests in CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT, and the name of the combined company was changed to CareMax, Inc. Unless the context otherwise requires, “CareMax”, “the Company,” “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combination, to CMG and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to CareMax, Inc. and its subsidiaries, together with its affiliated professional corporations or limited liability companies ("affiliated professional contractors"). Certain subsidiaries of CareMax, Inc. have contracts with our affiliated professional contractors, which are separate legal entities that provide physician services.

On November 10, 2022, CareMax acquired the Medicare value-based care business of Steward Health Care System (“Steward Value-Based Care”), which is a highly integrated physician network and managed care contracting business that includes approximately 1,800 primary care physicians (the "Steward Acquisition"). Operating one of the largest accountable care organizations (“ACOs”) in the United States (according to the Definitive Healthcare insight published on June 15, 2021), Steward Value-Based Care participates in multiple Medicare value-based programs including Medicare Shared Savings Program ("MSSP"), Medicare Advantage ("MA") and Direct Contracting Entity ("DCE") contracts (which has been replaced with the ACO Reach program).

As of December 31, 2022, CareMax operated 62 centers in Florida, Tennessee, New York, and Texas. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

CareMax’s comprehensive, high touch approach to health care delivery is powered by its CareOptimize technology platform. CareOptimize is a purpose built end-to-end technology platform that aggregates data and analyzes that data using proprietary algorithms and machine learning to support more informed care delivery decisions and to focus care decisions on preventative chronic disease management and the social determinants of health. CareMax believes that CareOptimize is designed to drive better outcomes and lower costs. CareMax has shifted from selling the CareOptimize platform to new outside customers for a software subscription fee and is instead focused on providing the software to affiliated practices of its managed services organization (“MSO”) to further improve financial, clinical and quality outcomes from the affiliated providers. As of December 31, 2022, this MSO serviced approximately 2,000 independent physician associations (“IPAs”).

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

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (approximately 80% of revenue for the year ended December 31, 2022 and 2021 came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of the Medicare patients cared for in CareMax’s centers are enrolled in MA plans which are run by private insurance companies and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as traditional Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than traditional Medicare, including dental, vision, hearing and wellness programs. We contract with nearly all major national and most regional, local Medicare Advantage plans.

In addition to MA contracts, through our MSO we service traditional Medicare patients through a variety of value-based contracts, such as MSSP and the ACO Reach Model, which replaced DCE.

CareMax's Key Differentiators

Vertically Integrated Model Provides a “One Stop Shop” Solution

CareMax is primarily focused on serving the Medicare population through value-based care contracts, including patients that live in medically underserved communities that face significant social barriers to accessing care. CareMax’s vertically integrated, one-stop-shop solution is able to break through these barriers by focusing on whole-person health that includes primary care, specialty care, dental, optometry, pharmacy and transportation services, as well as through its wellness centers that offer health educational classes, fitness programs and social services. We provide our members with comprehensive, coordinated, and high-quality care, which leads to our best in class patient outcomes. As part of our focus on providing preventative care, we target seeing our members on at least a quarterly basis.

Further, CareMax employs home health providers and provides mobile clinic services to patients in their homes and in the community. This assists with seeing patients who may be unable or unwilling to come to the centers, thus allowing CareMax to continue to medically care for these patients.

CareOptimize Proprietary Technology Platform Enables Value Based Care

CareMax’s purpose built, end-to-end technology platform, CareOptimize, aggregates and analyzes data using proprietary algorithms and machine learning to support point of care guidance and automated interventions. This process is designed to improve provider efficiency by enabling providers to provide consistent and coordinated care while improving outcomes and lowering costs.

Value-Based Relationships

CareMax has value-based care contracts with nearly all major national and most regional, local Medicare Advantage plans. These contracts are structured in a way that CareMax benefits from providing high-quality care rather than driving a high volume of services. This has historically resulted in higher unit economics than fee-for-service practices. Because plan payments from the Center for Medicare and Medicaid Services (“CMS”) are enhanced when a contracted plan achieves high quality scores (the STARs program), CareMax is incentivized to deliver and drive improvements in the efficiency and quality of care to its members. In 2022 and 2021, CareMax centers achieved the highest quality rating possible, 5 STARs.

Typically, when CareMax enters into a new value-based care agreement, the contract would have partial or no financial risk in the first few years of the agreement period. Typically within an 18 to 24 month period, we transition from a limited or partial risk model to full-risk value-based model, which generally maximizes the financial benefits.

Multi-Faceted Growth Initiatives

CareMax has experience with de novo construction of new centers, acquisitions of small medical practices which are then migrated into existing centers, and scaled acquisitions. We believe this experience provides a framework to implement our growth strategies as we seek to further expand our operations in new markets. This experience will assist in implementing our strategy for the recently acquired Steward Value-Based Care.

We would anticipate that future de novo centers would be geographically near to our Steward Value-Based Care operations, as we leverage the patient population we are already servicing in those areas.

MSO Services

Through our MSO services, we provide value-based care clinical transformation and population health management to independent providers and medical groups. Additionally, we partner with our providers in value-based care practice transformation. CareMax provides administrative practice management and payor contracting. Our technology integrates with MSO services and will leverage best practices from our centers. Over time, we anticipate targeting providers to employ in our de novo centers. Our risk contracts are designed to share in the financial economics with those independent providers.

In connection with the closing of the Steward Acquisition, CareMax and Steward Health Care Network, Inc. (“SHCN”) entered into an exclusive access agreement pursuant to which SHCN is required to exclusively make its participating provider network available to CareMax for the provision of services to MA members under MA risk agreements for an initial period of ten years, with a ten-year automatic renewal term, unless either party provides 180 days’ notice prior to the expiration of the initial term of its decision not to renew. In connection with the access agreement and other ancillary agreements, SHCN delegated its rights, duties and obligations with respect to MA risk contracting to CareMax, including, without limitation, SHCN’s right to enforce certain exclusivity provisions in its agreements with participating providers. For a period of two years following the Steward Closing, SHCN is contractually obligated to remove any participating provider from its network who terminates its provider agreement contract with CareMax. Further, CareMax entered into exclusive direct participating provider agreements with Steward Health System’s captive physician practices for an initial term of ten years with a ten-year automatic renewal term unless either party provides 180 days’ notice prior to the expiration of the initial term of its decision not to renew.

Focus on Underserved Communities

CareMax primarily operates centers in underserved communities, resulting in a higher number of dual eligible patients (approximately 60% as of December 31, 2022). Dual eligible patients are seniors and people with disabilities who are enrolled in both Medicaid and Medicare. These patients typically use more services due to their tendency to have more chronic health issues. Such underserved communities were historically avoided by primary care providers due to the challenges of working in these communities and the historically lower fee-for-service rates for government payors. Furthermore, dual eligible patients receive higher reimbursement due to the correlation between socioeconomic status, comorbidities and barriers to care. With CareMax’s whole person health model, CareMax has shown the ability to provide high-quality care to these underserved communities.

Affordable Housing Locations

CareMax collaborates with The Related Companies, L.P. (“Related”), one of the largest private owners of affordable housing in the United States, to develop centers near affordable senior housing locations across the country.

CareMax's Growth Story

CareMax’s Growth strategy is based on seeking growth through multiple channels, including:

Growth in Existing and New Clinics. CareMax’s 62 multi-specialty centers are located in strategically important Florida markets as well as New York, Tennessee and Texas. According to data published by CMS, Miami-Dade, Broward, Orange, Osceola, Lake, Seminole and Hillsborough counties have a population of 1.6 million Medicare eligibles, and 1.0 million in Medicare Advantage enrollment, equating to a 64% market penetration for Medicare Advantage as of December 31, 2022. CareMax has approximately 42,000 Medicare Advantage members in its existing centers, which leaves sufficient capacity to double membership in its existing centers. Growth in existing centers has historically led to improved financial performance at a center level by positively affecting center margins. For example, CareMax’s centers that opened prior to 2017 have shown an increase in Platform Contribution Margin, defined as Platform Contribution divided by total revenue, from breakeven at approximately 50% capacity to a 20% Platform Contribution Margin at 70% capacity. With an average capacity of 1,550 patients, our 62 centers as of December 31, 2022, can support approximately 97,000 Medicare-Equivalent Member (“MCREM”) patients. As we add patients to our existing centers, we expect these patients to contribute incremental economics to CareMax as we leverage our fixed cost base at each center. The additional de novo centers we expect to open in 2023 will also increase our capacity. We believe that we currently serve a small percentage of the total patients in the markets where we currently have centers. As a result, there is a significant opportunity to expand in our existing markets through the acquisition of new patients, especially in our recently opened centers in 2022.

Expand MSO Network. CareMax’s Five STAR Quality Rating and payor agnosticism, coupled with the CareOptimize technology platform, has attracted additional MSO membership from health plans, health systems and physicians. CareMax expects to leverage MSO provider networks to concentrate on Medicare value-based care arrangements. This will allow us to improve our ability to manage cost of care and improve patient outcomes over time.

Additionally, expansion of our MSO network provides a lower cost member acquisition strategy. We plan to transition MSO patients in fee-for-service arrangements to full risk, capitated arrangements over the next several years. This represents a significant growth opportunity as economics of the full-risk contracts are generally more favorable as compared to those of MSO arrangements.

Open Seeded de Novo Clinics by Leveraging MSO Strategic Partnerships. While CareMax historically operated only in Florida, we recently opened our first managed physician practices in New York, Tennessee and Texas. We plan to expand to additional markets, which will complement our existing growth, by focusing on dense MSO membership areas, typically those within the Steward Value-Based Care network. We plan to tuck-in a physician operating within our MSO, along with the physician’s corresponding membership, to ensure we have patients in place immediately upon the center opening. We anticipate this will significantly reduce our path to profitability. Additionally, CareMax has a collaboration agreement with Related, pursuant to which Related advises CareMax on opening new centers nationwide, including but not limited to within and proximate to affordable housing communities that may be owned by

Related or affiliates of Related. CareMax also has a collaboration agreement with Elevance Health (formerly Anthem) (the “Elevance Collaboration Agreement”), through which CareMax plans to open centers across eight priority states.

CareMax’s History

Co-founded by Carlos de Solo and Alberto de Solo in 2011, CareMax evolved to serve the needs of Medicare Advantage patients by providing a comprehensive suite of high-touch health care and social services to its patients through its centers and technology platform, CareOptimize. Prior to the Business Combination, CareMax owned and operated 11 multi-specialty centers throughout Miami-Dade and Broward Counties in South Florida that provide clinical care, ancillary care services, and health and wellness services. CareMax also established a full-risk MSO. As of December of 2021, this MSO serviced more than 200 IPAs.

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

Subsequent to the Business Combination, the Company acquired a number of strategic acquisitions throughout 2021 and 2022, including the Steward Acquisition in November 2022.

The U.S. Healthcare System

Market Overview

The senior population of the United States is expected to grow up to five times faster than other segments of the population, with seniors expected to represent approximately 21% of the population by 2030 according to the 2017 National Population Projections based on the U.S. Census. This aging population is expected to drive growth in the already large Medicare market, which was $829.5 billion in 2020, and is projected by CMS to grow at an average growth rate of 7.6% per year through 2028. According to CMS, Medicare spending in the United States is projected to outpace overall healthcare spending in the United States, with healthcare representing the largest component of U.S. GDP. As a result, the penetration of Medicare Advantage programs relative to all other Medicare programs is forecasted to increase to more than 30 million members through 2025, according to CMS. Value-based primary care has been advocated by CMS as a potential way to lower healthcare spending. Value-based, patient-centered medical home models have garnered bipartisan support and are expected to continue to grow in popularity irrespective of changes in presidential administration. CareMax believes that its model of care is poised for growth in the Medicare market.

We estimate that the core addressable market for our services in Florida is approximately 1.6 million Medicare eligible patients in our target demographic. We believe this market represents approximately $18.4 billion of annual healthcare expenditures based on multiplying an average annual expenditure of $12,000 per member, which is derived from our experience and industry knowledge and which we believe represents a reasonable assumption, by the number of Medicare eligible patients in our target markets. Our existing market today represents a small fraction of this massive market opportunity. As we continue this expansion, our success will depend on the competitive dynamics in those markets, and our ability to attract patients and deploy our care model in those markets.

Unsustainable and rising healthcare costs

Healthcare spending in the United States reached $4.3 trillion in 2021 according to CMS, representing approximately 18.3% of U.S. GDP, an all-time high or $12,914 per person. National health expenditures are projected to grow at an average annual rate of 5.4% per year from 2019 to 2028 according to CMS, 1.1 percentage points faster than gross domestic product per year on average.

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

Healthcare expenditures are also particularly high for populations with chronic conditions, such as diabetes and obesity. According to the Centers for Disease Control and Prevention, chronic disease accounts for approximately 90% of aggregate healthcare spending in the United States. Two-thirds of the Medicare population lives with two or more chronic health conditions, and treatment of these conditions represents 96% of Medicare spending.

Prevalence of wasteful spending and sub-optimal outcomes

A 2019 study published in the Journal of the American Medical Association estimated that approximately 25% of all healthcare spending is for unnecessary services, excessive administrative costs, fraud and other problems creating waste, implying approximately $760 billion to $935 billion of annual wasteful spending at current levels.

In 2021, hospital care accounted for the largest portion of healthcare spending in the United States, representing approximately 31% of the total. Proper management of chronic conditions can significantly reduce the incidence of acute episodes, which are the main drivers of trips to the emergency room and hospitalization, particularly among the elderly. According to CMS, in 2020, approximately 38% of Medicare expenditures (including both Medicare Part A spend and Medicare Part B institutional spend), or approximately $319 billion, were dedicated to hospitalization.

Emergency department overutilization is a common symptom of patients, particularly elderly patients, who often do not understand how to navigate an overly complex healthcare system. Because elderly patients are more likely to have chronic and complex conditions, they are often admitted to the hospital for expensive treatment following these unnecessary emergency room visits.

Despite high levels of spending, the United States healthcare system struggles to produce better health outcomes and to keep doctors and patients satisfied. Life expectancy in the United States was 76.1 years in 2021, compared to 82.4 years in comparable developed countries, and patient satisfaction with the healthcare system is low.

New payment structures have begun to address the problem

Policymakers and healthcare experts generally acknowledge the fundamental challenges and opportunities for improvement in the delivery of healthcare in the United States. Historically, healthcare delivery was centered around reactive care to acute events, which resulted in the development of a fee-for-service payment model. By linking payments to volume of encounters and pricing for higher complexity interventions, the fee-for-service model does not reward prevention, but rather incentivizes the treatment of acute care episodes as they occur.

Policymakers have taken note of the negative impacts created by the fee-for-service model and have realized that an aging United States population with high prevalence of chronic disease requires a new payment structure. They have responded by creating programs like Medicare Advantage, Medicare Shared Savings Program and the ACO Reach Model, which replaced the DCE program, and pushing for transitions to value-based reimbursements.

Medicare Advantage

Medicare Advantage works as an alternative to traditional fee-for-service Medicare. In Medicare Advantage, CMS pays health plans a monthly sum per member to manage all health expenses of a participating member. This provides the health plans with an incentive to deliver lower-cost, high-quality care.

Value-based care payments

Value-based care refers to the goal of incentivizing healthcare providers to simultaneously increase quality while lowering the cost of care. In January 2015, HHS announced a goal of tying 30% and 50% of all Medicare payments to value through alternative payment models by the end of 2016 and 2018, respectively. In addition, while not a policy-setting body, the Health Care Payment Learning & Action Network, an active group of public and private healthcare leaders, indicated in October 2019 its desire to move 100% of Medicare payments to being tied to value- based care by 2025. Additionally, CMS began using a Direct Contracting Model in 2021 for value-based payment arrangements directly with 53 provider groups for their current Medicare fee-for-service patients similar to the value-based contracts that we enter into with our Medicare Advantage partners. Effective January 2023, the ACO REACH program replaced the Direct Contracting Model.

The trend toward value-based payment systems has been supported at both the patient and policymaker level. Medicare Advantage has been well received since it was introduced, with penetration among Medicare beneficiaries increasing from 13% in 2004 to 42% in 2021, according to the Kaiser Family Foundation (the "KFF"). By 2030, the Congressional Budget Office projects that Medicare Advantage penetration will increase to approximately 51%.

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

The healthcare system has seen a shift to quality focused metrics that are driving the level of payments being received. This shift is taking into account social determinants of health.

CareMax Centers

The foundation of CareMax’s model is its centers. A typical center ranges in size from approximately 5,000 to 15,000 square feet with the capacity for three to five full clinical care teams, depending on size. Each clinical care team can provide high-touch preventive care to up to 600 Medicare Advantage members. For example, once fully-staffed with four full clinical care teams, that center could provide care to up to 2,400 members.

It typically takes about 12 to 18 months to complete the buildout of each center and up to three years for each center to gain sufficient membership to reach break-even, when the center is approximately 50% filled to capacity, depending upon payor allocation, location and capacity of the center.

CareMax’s centers are located throughout South and Central Florida and the Company recently opened centers in Tennessee and Texas, and medical offices in New York. A fleet of approximately 150 vans provides transportation for members between their homes and the center and other medical appointments outside of the center. Medications can be delivered directly to members’ homes from CareMax’s central fill pharmacy, negating the burden of an additional trip to a retail pharmacy for members, which may otherwise provide a barrier to medication compliance. Medical personnel are available to serve members in their homes following discharge from the hospital or if travel to a center is burdensome for a member. Centers and medical offices in Florida and New York may include an optical shop to provide patients with frames and lenses made in-house at the CareMax optical lab and a dental office. Further, centers in Florida may include a pharmacy dispensary supplied by CareMax’s owned central fill pharmacy, and nonpharmacological pain management, such as massage therapy and acupuncture, through the wellness center. Almost all of CareMax’s centers and medical offices in Florida and New York include health and wellness centers that offer health educational classes, fitness programs, and social services intended to address the social barriers to accessing care faced by many of CareMax’s Medicare Advantage members. In Florida, each wellness center includes an ACCESS center, licensed by the Florida Department of Children and Families, that is able to connect members with additional social services, such as food and housing assistance. Each wellness center typically extends these social services to the surrounding community through community outreach personnel, who host health fairs and events open to non-members. In New York,

Tennessee and Texas, we partner with non-profit organizations to connect members to additional social services. As a result, each CareMax center is a “one-stop-shop” health and wellness solution for members.

CareMax’s Clinical Care Teams

CareMax utilizes a team-based approach. Each clinical care team is led by a primary care physician, who may work with a physician’s assistant or registered nurse and each of which is supported by a medical assistant to deliver value-based, coordinated care. As a center grows, CareMax increases the number of clinical care teams serving members. Each of CareMax’s clinical care teams is trained in preventive and comprehensive care designed to address the whole person and provide a comprehensive, high touch approach to health care delivery.

Each of CareMax’s team members has a specific role to play in delivering CareMax’s care model, as described below:

Primary Care Physician	Leads the clinical care team and implements CareMax’s comprehensive, high touch approach to health care
Physician’s Assistant or Registered Nurse Practitioner	Educate and manage clinical needs between visits and provide group education on chronic disease management
Medical Assistant	Manage clinical workflows and act as guides for patient visits

The following additional care and service providers typically support clinical care teams at our centers:

Phlebotomist	Front Desk	Access Representative
Pharmacy Technician	Referral Coordinator	Community Outreach Representative
Administrator	Transportation Dispatcher	Wellness Staff & Massage Therapist

Additional care and service providers allow members to receive laboratory services, ultrasounds, electrocardiograms, x-rays, and limited procedures, such as joint injections, centrally at a center. Specialty providers, ranging from cardiology, dermatology, pulmonology, gastroenterology, podiatry, psychiatry, pain management, optometry, ophthalmology, and dental, are also available to members.

Additionally, CareMax’s centers are supported by a centralized office which contains a 24/7 inbound call center, member outreach outbound call center, referrals processing, medical records and clinical documentation reviewers. Members are guided through the entirety of the healthcare system by referrals and care coordinators who handle the appointment scheduling and medical record retrieval that would otherwise be the responsibility of the member to coordinate, thereby addressing another potential barrier to care for most members.

CareOptimize

CareOptimize is CareMax’s technology platform that powers its comprehensive, high touch approach to health care delivery. CareOptimize is a proprietary end-to-end technology platform that does the following:

•
Aggregates Data. CareOptimize collects health-related data from CareMax members and the patients served by healthcare organizations in the CareOptimize network from a broad set of sources, including state level health information exchanges, payor claims data, laboratory results, eligibility data and data gathered from remote monitoring. CareOptimize is designed to structure and sort these data sets to develop a comprehensive understanding of member and patient medical and social attributes.
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
•
Informed Care Decisions. Based on the data and analysis, CareOptimize saves time for providers and improves the consistent and coordinated application of care delivery
▪
Offers providers curated patient data accessible by providers during office visits, which allows providers to review medical histories more easily, identify relevant data points, and reduce the administrative burden of the practice of medicine;
▪
Alerts providers to changes in conditions between visits, making interventions between visits possible without the need for a patient to contact the provider, thereby reducing another potential barrier for care;

▪
Identifies where a patient may have not yet completed preventative tests;
▪
Helps providers to identify specialists convenient to patients’ geography; and
▪
Identifies care events, such as hospitalizations, or other care provided outside the care network, to give providers a complete picture of patients’ medical status.

As a result, CareOptimize stratifies risk for providers and helps providers build meaningful relationships with patients.

CareMax’s Impact

CareMax is improving health and quality of life for our members through our delivery of comprehensive, preventive and coordinated care for our members via our whole person health model. Many of our Medicare Advantage members suffer from one or more chronic conditions and are dual-eligible and low-income subsidy eligible. Our whole person health model provides a number of services, such as primary care, specialty, virtual care, transportation, wellness and fitness, among other services.

During the outbreak of the COVID-19 pandemic, approximately 90% of our patients' appointments were conducted through real-time audio/video telehealth sessions. Where members faced technological barriers to accessing telehealth, CareMax provided tablets to those members.

In order to support continued in-person visits, all CareMax employees, staff and members were provided with personal protective equipment and other medical supplies. CareMax clinical teams were also staggered with alternating schedules and staffing redundancies to prevent disruption in member care. Consistent with CareMax’s commitment to whole person wellness, during the peak of the COVID-19 pandemic, CareMax coordinated a number of social supports for members, including the delivery of over 2,300 meals to members per day, weekly check-in calls to members that also supported COVID-19 related education and virtual exercise and wellness classes and virtual social activities to reduce member loneliness and maintain community among members.

Capitation arrangements

From its founding, CareMax has focused its business on Medicare Advantage or similar capitation arrangements, which CareMax believes aligns provider incentives with both quality and efficiency of care. Under capitation arrangements, payors pay a fixed per member per month (“PMPM”) amount for every plan member that selects CareMax as its primary care provider. Each patient who selects CareMax as his or her primary care provider thus becomes a member, giving CareMax a significant portion of the responsibility and risk for managing patient care. CareMax believes this approach to care management improves the quality of care for patients and the potential profitability for efficient care providers.

The PMPM rates for CareMax’s capitation arrangements are determined as a percent of the premium the Medicare Advantage plan receives from CMS for CareMax’s at-risk patients. Those premiums are determined via the Medicare Advantage plans’ competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on health status (acuity) of each individual patient. Payors with higher acuity patients receive more, and those with lower acuity patients receive less. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via the risk adjustment model, CareMax’s PMPM payments will change in unison with how CareMax’s payors’ premiums change with CMS' rates of reimbursement. In certain contracts, PMPM fees also include adjustments for items such as performance incentives or penalties based on the achievement of certain clinical quality metrics as contracted with payors.

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

The MSSP revenue is sponsored by CMS. The MSSP allows ACO participants to receive a share of cost savings they generate in connection with the management of costs and quality of medical services rendered to Medicare beneficiaries. Payments to ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, an ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”), which varies depending on the number of beneficiaries assigned to the ACO, must be achieved before the ACO can receive up to 75% of share of the savings if quality performance standards are met; the ACO is also responsible for 40% of the deficit. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared with the ACO.

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

Fee-for-service arrangements

Under traditional fee-for-service reimbursement models, payors pay a specified amount for each service or procedure performed during a patient visit. As a result, compensation under fee-for-service arrangements is closely tied to the volume of patient visits and procedures performed, thus offering limited financial incentive to focus on cost containment and preventative care. In 2022, less than 1% of CareMax’s revenue was derived from fee-for-service arrangements.

Payor Relationships

CareMax’s ability to consistently attract patients across multiple geographic markets depends on its ability to contract with payors in each market. By opening centers in locations where CareMax’s current payors have large numbers of Medicare members, CareMax believes it is creating net benefits for payors, as CareMax is able to reduce unnecessary costs and consistently raise the quality of the payors’ plans, driving Medicare quality bonuses that increase their revenue.

As of December 31, 2022, CareMax had contractual relationships with approximately 30 payors. Refer to “Risk Factors — Risks Related to Our Business and Industry — Our revenues and operations are dependent upon a limited number of key payors, the loss of any of which could adversely affect our business.” While length of contract and economic terms are often negotiated, payors generally use form contracts that contain usual and customary terms and conditions. CareMax’s contracts with payors provide for terms of varying lengths with annual renewals following the initial term; however, certain of these payor contracts also permit the payor to terminate the contract for convenience upon 60 to 90 days’ notice to CareMax. CareMax’s agreements with each payor may also include terms and conditions to incentivize CareMax and facilitate its ability to provide quality care to that plan’s members, such as care coordination or stabilization fees, quality adjustments, marketing support and other usual and customary provisions.

The contracts governing CareMax’s relationships with payors include key terms which may include the period of performance, revenue rates, advanced billing terms, service level agreements, termination clauses and right of first refusal clauses. Typically, these contracts provide for a PMPM payment to CareMax determined as a percentage of the Medicare Advantage premium received by the applicable plan. The specified percentage varies depending on the plan and the terms of the particular contract. In some cases, CareMax’s contracts also include other shared medical savings arrangements. In addition, certain of CareMax’s contracts provide that if CareMax fails to meet specified implementation targets, it may be subject to financial penalties.

Most of CareMax’s contracts include cure periods for certain breaches, during which time CareMax may attempt to resolve any issues that would trigger a payor’s ability to terminate the contract. Certain of CareMax’s contracts may be terminated immediately by the payor if CareMax loses applicable licenses, becomes insolvent, loses liability insurance, or receives an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a payor were to lose applicable licenses, lose liability insurance, become insolvent, or receive an exclusion, suspension or debarment from state or federal government authorities, CareMax’s contract with such payor could in effect be terminated. The loss, termination or renegotiation of any contract could negatively impact CareMax’s results. In addition, as payors’ businesses respond to market dynamics and financial pressures, and as they make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, CareMax expects that certain of its payors will, from time to time, seek to restructure their agreements with CareMax. See “Risk Factors Risks Related to Our Business and Industry — The termination or non-renewal of the Medicare Advantage (“MA”) contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans, could have a material adverse effect on our revenue and our results of operations.” The contracts with CareMax’s payors impose other obligations on CareMax. For example, CareMax typically agrees that all services provided under the payor contract and all employees providing such services will comply with the payor’s policies and procedures. In addition, in most instances, CareMax has agreed to indemnify CareMax’s payors against certain third-party claims, which may include claims that CareMax’s services infringe the intellectual property rights of such third parties.

Regulation

CareMax’s operations and those of its affiliated physician entities are subject to extensive federal, state and local governmental laws and regulations. These laws and regulations require CareMax to meet various standards relating to, among other things, billings and reports to government payment programs, primary care centers and equipment, dispensing of pharmaceuticals, management of centers, personnel qualifications, maintenance of proper records, and quality assurance programs and patient care. If any of CareMax’s operations or those of its affiliated physicians are found to violate applicable laws or regulations, CareMax could suffer severe consequences that would have a material adverse effect on CareMax’s business, results of operations, financial condition, cash flows, reputation and stock price, including:

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
•
criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law of the Social Security Act, the federal physician self-referral law (the "Stark Law"), the federal False Claims Act (the “FCA”) and/or state analogs to these federal enforcement authorities, or other regulatory requirements;
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
•
enforcement actions by governmental agencies or monetary penalties for violations of the 21st Century Cures Act;
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

CareMax expects that the U.S. healthcare industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. CareMax’s activities could be subject to investigations, audits and inquiries by various government and regulatory agencies and private payors with whom CareMax contracts at any time in the future. See “Risk Factors — Risks Related to Regulation.”

Adverse findings from such investigations and audits could bring severe consequences that could have a material adverse effect on CareMax’s business, results of operations, financial condition, cash flows, reputation and stock price. In addition, private payors could require pre-payment audits of claims, which can negatively affect cash flow, or terminate contracts for repeated deficiencies.

There is no requirement in the jurisdictions in which CareMax currently operates for a risk-bearing provider to register as an insurance company and CareMax has not registered as such in any of the jurisdictions in which CareMax currently operates.

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

Federal civil and criminal penalties may be imposed for violations of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of the Anti-Kickback Statute include up to $100,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The Affordable Care Act (“ACA”) amended the federal Anti-Kickback Statute to clarify that a defendant does not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it. In addition, the ACA amended the federal Anti-Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute may be considered false or fraudulent for purposes of the FCA, as discussed below.

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

As part of the Department of Health and Human Services' (the "HHS") Regulatory Sprint to Coordinated Care (“Regulatory Sprint”), the Office of Inspector General (the “OIG”) of HHS issued a request for information in August 2018 seeking input on regulatory provisions that may act as barriers to coordinated care or value-based care. Specifically, the OIG sought to identify ways in which it might modify or add new safe harbors to the Anti-Kickback Statute (as well as exceptions to the definition of “remuneration” in the beneficiary inducements provision of the Civil Monetary Penalty Law) to foster arrangements that promote care coordination and advance the delivery of value-based care, while also protecting against harms caused by fraud and abuse. Numerous federal agencies have requested comments and information from the public and have published proposed regulations as part of the Regulatory Sprint on areas that have historically been viewed as barriers to innovative care coordination arrangements.

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

Risk Bearing Provider Regulation

Certain of the jurisdictions where CareMax currently operates or may choose to operate in the future regulate the operations and financial condition of risk bearing providers like CareMax and its affiliated providers with respect to their risk-sharing arrangement, such as global risk and other value-based arrangements. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of significant financial reserve requirements, as well as reporting or other disclosure obligations. Further, state regulatory stances regarding risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms. While these regulations have not had a material impact on CareMax’s business to date, as CareMax continues to expand, these rules may require additional resources and capitalization and add complexity to CareMax’s business.

In the case of federal health care programs, initiatives and models, in which we participate, such as the Medicare Shared Savings Program and the ACO REACH Model, we are required to certify compliance with state insurance regulatory requirements as a risk bearing entity. If we fail to comply with applicable state law, including as a result of rapidly and evolving state regulation of risk sharing arrangements, we may not be in compliance with such certifications under these models. Such non-compliance could result in termination of our agreements to participate in these models and other penalties, sanctions and liabilities.

Stark Law

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (“DHS”) from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies.

Although uncertainty exists, federal agencies and at least two courts have taken the position that the Stark Law also applies to Medicaid. DHS is defined to include clinical laboratory services, physical therapy services, occupational therapy services, radiology services including magnetic resonance imaging, computerized axial tomography scans and ultrasound services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and outpatient speech-language pathology services. The types of financial arrangements between a physician and an entity providing DHS that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the federal Anti-Kickback Statute, the Stark Law is a strict liability violation where unlawful intent need not be demonstrated.

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

If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. There are a number of exceptions to the self-referral prohibition, including exceptions for many of the customary financial arrangements between physicians and providers, such as employment contracts, leases, professional services agreements, and risk sharing arrangements, among others. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected on claims related to prohibited referrals must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments in a timely manner can form the basis for FCA liability, as discussed below.

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

The definition of DHS under the Stark Law does not include physician services. Because most services furnished to Medicare beneficiaries provided in CareMax’s centers are physician services, CareMax’s services generally do not implicate the Stark Law referral prohibition. However, certain ancillary services CareMax may provide, including pharmacy and certain diagnostic testing, may be considered DHS. CareMax also refers Medicare beneficiaries to third parties for the provision of DHS and CareMax’s financial relationships with those third parties must satisfy a Stark Law exception.

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

Violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license. Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. In limited cases, courts have required management services companies to divest or reorganize structures deemed to violate corporate practice restrictions. Third-party payors may also seek to terminate their contracts with, or recoup past amounts paid from, CareMax arising out of CareMax’s alleged violation of corporate practice or fee-splitting laws. Moreover, state laws are subject to change. Any allegations or findings that CareMax has violated these laws could have a material adverse impact on CareMax’s business, results of operations and financial condition.

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
•
conspires to commit the above acts.

The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing for items or services provided by entities or individuals that are not appropriately licensed, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes to Medicare Advantage plans. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On June 20, 2020, the Department of Justice issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increased to a range from $11,665 to $23,331 for penalties assessed after June 19, 2020, so long as the underlying conduct occurred after November 2, 2015.

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

An overpayment impermissibly retained could subject CareMax to liability under the FCA, exclusion from government healthcare programs and penalties under the federal Civil Monetary Penalty Law. As a result of these provisions, CareMax’s procedures for identifying and processing overpayments may be subject to greater scrutiny.

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

Civil Monetary Penalties Law

The Civil Monetary Penalties Law, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

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

Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Law and may vary depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply and a violator may be subject to exclusion from federal and state health care programs. In addition, exclusion from the Medicare program may be imposed for violations.

CareMax could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Law would apply. CareMax performs monthly checks on CareMax’s employees, affiliated providers and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs. However, should an individual become excluded and CareMax fails to detect it, a federal agency could require CareMax to refund amounts attributable to all claims or services performed or sufficiently linked to an excluded individual, assess significant penalties or, worse case scenario, exclude CareMax from participating in the Medicare program. Likewise, CareMax’s patient programs, which can include enhancements, incentives, benefits and additional care coordination not otherwise covered by third-party payors (including Medicare and Medicaid), could be alleged to be intended to influence the patient’s choice in obtaining services or the amount or types of services sought. Thus, CareMax cannot foreclose the possibility that CareMax will face allegations subject to the Civil Monetary Penalty Law with the potential for a material adverse impact on CareMax’s business, results of operations and financial condition.

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

In addition, certain states have proposed or enacted legislation that will create new data privacy and security obligations for certain entities as well as restrictions on biometric information, such as the California Consumer Privacy Act (“CCPA") that went into effect January 1, 2020 and the Illinois Biometric Information Privacy Act in 2008.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns and CareMax remains subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. The CCPA was recently amended and expanded by the California Privacy Rights Act (the “CPRA”) passed on November 3, 2020. Most of the CPRA’s substantive provisions took effect on January 1, 2023, however, the CPRA’s expansion of the “Right to Know” has impacted personal information collected on or after January 1, 2022. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted.

In addition to the laws discussed above, CareMax may see more stringent state and federal privacy legislation in 2023 and beyond, as the increased cyber-attacks during and since the COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. CareMax cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to CareMax’s business and operations.

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

In addition to privacy and security laws, we are subject to rules promulgated pursuant to the federal 21st Century Cures Act. In May 2020, the HHS Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules under the 21st Century Cures Act that are intended to enhance interoperability and prevent information blocking. These rules create significant new requirements for healthcare industry participants, including requirements to (i) provide patients with convenient access to health care information, (ii) support electronic exchange of data for transitions of care, and (iii) require participation in trust networks to improve interoperability. The 21st Century Cures Act authorizes civil monetary penalties up to $1 million per information blocking “violation.” It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business.

Federal and state consumer protection laws, including laws that do not on their face specifically address data privacy or security, have been applied to data privacy and security matters by a range of government agencies and courts.

If we or third parties who transmit PHI and other PII or confidential information to us are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business.

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

Employees and Human Capital Resources

As of December 31, 2022, CareMax had approximately 1,500 employee team members. CareMax considers its relationship with its employees to be good. None of CareMax’s employees are represented by a labor union or party to a collective bargaining agreement.

Seasonality

Our ability to grow our patient population with capitation arrangements is dependent in part on our ability to successfully enroll MA patients during the annual enrollment period. During the annual enrollment period, we have the opportunity to attract new MA patients to select us as their primary care provider and existing patients to continue their medical care with us. CareMax typically sees large increases in ACA patients during the first quarter as a result of the annual enrollment period. CareMax’s operational and financial results will experience some variability depending upon the time of year in which they are measured. This variability is most notable in the following areas:

Per-Patient Revenue

CareMax’s revenue derived from at-risk patients is a function of the percent of premium CareMax has negotiated with its payors as well as its ability to accurately and appropriately document the acuity of a patient. CareMax experiences some seasonality with respect to its per-patient revenue as it will generally decline over the course of the year. In January of each year, CMS revises the risk adjustment factor for each patient based upon health conditions documented in the prior year. As the year progresses, CareMax’s average per-patient revenue declines as new patients join CareMax typically with less complete or accurate documentation (and therefore lower risk-adjustment scores) and patient mortality disproportionately impacts CareMax’s higher-risk (and therefore greater revenue) patients.

Medical Costs

Medical costs vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which result in an increase in medical expenses during these time periods. CareMax therefore expects to see higher levels of per-patient medical costs in the first and fourth quarters. Medical costs also depend upon the number of business days in a period. Shorter periods will have lower medical costs due to fewer business days. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another. CareMax also expects to experience an impact should there be a pandemic such as COVID-19, which may result in increased or decreased total medical costs depending upon the severity of the infection, the duration of the infection and the impact to the supply and availability of healthcare services for CareMax’s patients.

During the second half of each year, the medical costs of certain patients, and accordingly, the Company's medical costs, are reduced due to the patients reaching certain pharmacy corridors, stop loss or reinsurance deductibles.

Payor Settlements

As it relates to our MSSP contracts, settlements from the CMS typically take place during the fourth quarter of each year, which results in variability of our accounts receivable, cash flow from operations, and cash balances throughout the year.

Our Competition

The U.S. healthcare industry is highly competitive. We compete with local and national providers of primary care services, including Leon Medical Centers locally in Florida and Cano Health, agilon health and Oak Street Health on a national level, for, among other things, recruitment of physicians and other medical and non-medical personnel, individual patients and IPAs. Because of the low barriers of entry into the primary care business and the ability of physicians to own primary care centers and/or also be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. There have also been increasing indications of interest from non-traditional providers and others to enter the primary care space and/or develop innovative technologies or business activities that could be disruptive to the industry. For example, payors have and may continue to acquire primary care and other provider assets and in 2023, Amazon completed its acquisition of One Medical. In addition, there has been disruption in the structure of our payors, for example, as a result of the 2018 acquisition of Aetna by CVS Health. Our growth strategy and our business could be adversely affected if we are not able to continue to acquire or open new centers, expand our healthcare providers serviced by CareOptimize, recruit qualified physicians, or attract new members and retain our existing members. Refer to “Risk Factors — Risks Related to Our Business and Industry — We face significant competition from primary care facilities and other healthcare services providers. Our failure to adequately compete could adversely affect our business.”

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

The following is a summary of the principal risk factors described in this section:

•
our ability to integrate the businesses of Steward Value-Based Care, CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), Senior Medical Associates, LLC, a Florida limited liability company (“SMA”), Unlimited Medical Services of Florida, LLC, a Florida limited liability company, d/b/a DNF Medical Centers (“DNF”), Advantis Physician Alliance, LLC, d/b/a Advantis Medical Centers ("Advantis") and other acquisitions;
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

We seek growth opportunities organically through growth of de novo centers and geographic expansion, through acquisitions and through alliances with payors or other primary care providers. Our business strategy is to grow by expanding our network of centers and may include opening new centers or acquiring centers in our existing markets, expanding into new markets, recruiting new patients and partnering or contracting with payors, existing medical practices or other healthcare providers to provide primary care services.

Our ability to grow organically depends upon a number of factors, including recruiting new patients, entering into contracts with additional payors, identifying appropriate facilities, obtaining leases, completing build-outs of new facilities within proposed timelines and budgets and hiring or engaging care teams and other personnel. We cannot guarantee that we will be successful in pursuing our strategy for organic growth. We have and may continue to enter into leases for new centers in markets where we do not currently have a presence, and there is considerable uncertainty related to the success of these new centers and their impact on our results of operations.

We also intend to continue evaluating acquisitions of primary care centers and wellness centers, and some of these acquisitions may be large or in markets where we do not currently operate. When we evaluate a potential acquisition target, we might overestimate the target’s value and, as a result, pay too much for it. Additionally, acquisitions involve numerous risks, including difficulties in the integration of acquired operations and the diversion of management’s attention from other business concerns. We cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired target with our operations. We recently acquired Steward Value-Based Care and may engage in other large acquisitions in the future, which could be much more difficult to integrate. Difficulties with integration could cause material disruption, which could in turn reduce the efficiency of our operations. Additionally, we may not be able to integrate acquired primary care centers and wellness centers in a manner that permits us to realize the cost efficiencies and revenue improvements we anticipate in the time, manner, or amount we currently expect, or at all.

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
•
we may incur additional debt to assist in the funding of acquisitions, which may increase our financial leverage;
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

Patients may elect an MA plan during an annual enrollment period from October into December of each year. Therefore, our ability to grow our patient population with capitation arrangements is dependent in part on our ability to successfully encourage, subject to applicable law, MA patients to enroll in MA plans, in which we participate, during the annual enrollment period. During the annual enrollment period, we must convince new MA patients to select us as their primary care provider and existing patients to not select another provider. An inability to have new patients select us and retain existing patients, particularly those under managed care arrangements, would harm our ability to execute our growth strategy and may have a material adverse effect on our business operations and financial position.

The integration of Steward Value-Base Care may be more difficult, costly, or time-consuming than expected, and we may not realize the anticipated benefits of the Steward Acquisition.

To realize the anticipated benefits from the Steward Acquisition, we must successfully integrate and combine our business with that of Steward Value-Based Care. If we are not able to successfully achieve these objectives, the anticipated benefits of the Steward Acquisition may not be realized fully or at all or may take longer to realize than expected. In addition, the actual benefits of the Steward Acquisition could be less than anticipated, and integration may result in additional unforeseen expenses. In addition, we and Steward Value-Based Care operated independently until the completion of the Steward Acquisition. It is possible that the integration process could result in the loss of one or more key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect each company’s ability to maintain relationships with doctors, patients, and employees or to achieve the anticipated benefits of the Steward Acquisition. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on us for an undetermined period after completion of the Steward Acquisition.

Our revenues and operations are dependent upon a limited number of key payors, the loss of any of which could adversely affect our business.

Our operations are dependent on a concentrated number of payors with whom we contract to provide services to patients. CareMax has established relationships with different payors for MA patients. When aggregating the revenue associated with each payor through its local affiliates, Simply Healthcare, WellCare and HealthSun accounted for approximately 43% of CareMax’s capitated revenue for the year ended December 31, 2022.

Our current agreement with HealthSun began on June 1, 2015, and continues in effect until July 1, 2029 unless terminated earlier pursuant to the terms of the agreement. Under the agreement, HealthSun agrees to pay us fees for primary care services provided by our providers to HealthSun’s members enrolled in HealthSun’s Medicare Advantage plans. Our agreement with HealthSun terminates automatically with respect to particular physicians if a physician loses applicable licenses, is convicted of a felony or fails to obtain or maintain Medicare-approved provider status. HealthSun may also terminate the agreement with respect to a particular physician if the physician fails to comply with medical standards of practice, meet credentialing standards or abide by HealthSun’s policies. The agreement may also be terminated in its entirety by HealthSun upon: a material breach by us and failure by us to cure such breach within a cure period; our failure to abide by HealthSun’s policies and failure to cure such failure within a cure period; if we act in a manner that harms HealthSun’s reputation; fraud or theft against HealthSun; a determination by HealthSun that continuation of the agreement might result in danger to the health, safety or welfare of HealthSun’s members; or our involuntary bankruptcy or insolvency. The agreement will also automatically terminate upon the termination or non-renewal of HealthSun’s Medicare Advantage contract with CMS and may be terminated if required under applicable law. In the event the agreement is terminated for any reason, we will be paid for services provided through termination. There are no termination costs or penalties applicable to either party in the event the agreement is terminated.

We believe that a majority of our revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with us or our providers credentialed by them upon the occurrence of certain events. Additionally, if a payor were to lose applicable licenses, lose liability insurance, become insolvent, or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such payor could in effect be terminated. The sudden loss of any of our payor partners or the renegotiation of any of our payor contracts could adversely affect our operating results. If any of our contracts with our payors is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. Moreover, our inability to maintain our agreements with health plans with respect to their members or to negotiate favorable terms for those agreements in the future could result in the loss of members and could have a material adverse effect on our profitability and business.

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

In addition to contracting directly with the CMS to participate in Medicare, we also contract with other health plans to provide capitated care services with respect to certain of their MA members. If a plan with which we contract for these services loses its MA contracts with CMS, receives reduced or insufficient government reimbursement under the MA program, decides to discontinue its MA plans, decides to contract with another provider to render capitated care services to its members, or decides to directly provide care, our contract with that plan could be at risk and we could lose revenue. We have also entered into contracts with some of these same plans relating to Medicaid Managed Care. Termination of a contract relating to MA could also lead to, or occur concurrently with, termination of a contract relating to Medicaid.

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

Certain of our contracts may be terminated immediately by the health plan if we lose applicable licenses, go bankrupt, lose our liability insurance, or receive an exclusion, suspension, or debarment from state or federal government authorities. In addition, certain of our contracts with health plans are terminable without cause. If any of these contracts were terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. In addition, certain patients covered by such plans in the past have shifted to another primary care provider within their health plan’s network and patients may continue to do so in the future. Moreover, our inability to maintain our agreements with health plans, in particular with key payors with respect to our MA members, or to renegotiate favorable terms for those agreements in the future, could result in the loss of patients and could have a material adverse effect on our profitability and business. Depending on the health plan at issue and the amount of revenue associated with the health plan’s capitation agreement, the renegotiated terms or termination could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In addition, a shift in payor mix toward Medicaid payors as well as an increase in the number of uninsured patients may result in a reduction in our average rate of reimbursement or an increase in uncollectible receivables or uncompensated care. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in any expansion of such programs also could impact the number of patients who participate in such programs and the number of uninsured patients. For those patients in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

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

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure may become more complex as we enhance our operational, financial and management controls, as well as our reporting systems and procedures. We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our growth plans requires us to increase our headcount and continue to effectively train and manage our employees. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth and change, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain patients and employees.

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

We are reliant on strategic relationships with third parties to implement our growth strategy, and any failure to realize the expected benefits of such strategic relationships could adversely affect our business.

As part of our growth strategy, we have partnered with third parties to expand our operations and to open centers in new markets. For example, we have entered into a collaboration agreement with Elevance Health, a national health benefits company, through which we plan to open centers across a number of priority states. Additionally, we have entered into a collaboration with Related, pursuant to which Related will advise us on opening new centers nationwide, including, but not limited to, within and proximate to affordable housing communities that may be owned by Related or affiliates of Related.

Our ability to realize the benefits of the arrangements with Elevance Health or Related is not certain. There are many factors that could delay or ultimately prevent us from opening new centers in collaboration with Elevance Health or Related, including that Elevance Health or Related does not perform its obligations under each of their respective agreements. Should any other expected benefits of the arrangements with Elevance Health or Related fail to materialize, our prospects for growth of our de novo expansion strategy could be adversely affected, and we may not be able to effectively expand outside of our core markets in Florida. Additionally, we may be at a disadvantage to our competition, which in some cases already has a wider geographical presence, without assistance from our strategic partners. If we are not able to grow and expand outside of our core markets in Florida, our future business, results of operations and financial condition could be adversely affected.

We face significant competition from primary care facilities and other healthcare services providers. Our failure to adequately compete could adversely affect our business.

We compete directly with national, regional and local providers of healthcare for patients and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Other companies could enter the healthcare industry in the future and divert some or all of our business. If we expand to other geographies, we expect competition may change based on a number of factors, including the number of competing primary care facilities in the local market and the types of services available at those facilities, our local reputation for quality care of patients, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities. If we are unable to attract patients to our centers, our revenue and profitability will be adversely affected. Some of our competitors may have greater brand recognition and be more established in their respective communities than we are, and may have greater financial and other resources than we have. Competing primary care providers may also offer larger facilities or different programs or services than we do, which, combined with the foregoing factors, may result in our competitors being more attractive to our current patients, potential patients and referral sources. Furthermore, while we budget for routine capital expenditures at our facilities to keep them competitive in their respective markets, to the extent that competitive forces cause those expenditures to increase in the future, our financial condition may be negatively affected. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Additionally, as we expand into new geographies, we may encounter competitors with stronger relationships or recognition in the community in such new geography, which could give those competitors an advantage in obtaining new patients. Individual physicians, physician groups and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing and staffing resources, may become competitors in providing health care services, and this competition may have a material adverse effect on our business operations and financial position.

Competition for physicians and nurses, shortages of qualified personnel or other factors could increase our labor costs and adversely affect our revenue, profitability and cash flows.

Our operations are dependent on the efforts, abilities and experience of our physicians and other clinical personnel. We compete with other healthcare providers, primarily hospitals and other facilities, in attracting physicians, nurses and other medical staff to support our centers, recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our centers and in contracting with payors. We have employment contracts with physicians and other health professionals that include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. There can be no assurance that our non-compete agreements related to physicians and other health professionals will be found enforceable if challenged. In fact, the Federal Trade Commission (“FTC”) issued a proposed rule on January 5, 2023 to prohibit employers from imposing non-compete clauses on workers. The FTC’s proposed rule would require employers to rescind existing non-compete clauses with workers and actively inform their employees that the contracts are no longer in effect. If this proposed rule were to become finalized or states separately adopt similar laws, or our non-compete agreements are otherwise deemed unenforceable, we would be unable to prevent physicians and other health professionals formerly employed by us from competing with us, potentially resulting in the loss of some of our patients.

Key primary care physicians with large patient enrollment could retire, become disabled, terminate their provider contracts, or otherwise become unable or unwilling to continue practicing medicine or continue working with our practices. We may not be able to attract new physicians to replace the services of terminating physicians or to service our growing membership. Some patients may have loyalty to these physicians and have a desire to search for new physicians upon one of ours leaving the practice for any reason. In some markets, the lack of availability of clinical personnel, such as nurses and mental health professionals, has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled workers in each of the markets in which we operate.

If we are unable to recruit or retain our skilled, semi-skilled and unskilled personnel, our patients could choose to enroll with competitors’ physician organizations or could seek medical care elsewhere, which could reduce our revenues and profits. If our labor costs increase, our rates of reimbursement may not be sufficient to offset these increased costs. Because a significant percentage of our revenue consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual consumer price index basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Any union activity at our facilities that may occur in the future could contribute to increased labor costs. Certain proposed changes in federal labor laws and the National Labor Relations Board’s modification of its election procedures could increase the likelihood of employee unionization attempts. Although none of our employees are currently represented by a collective bargaining agreement, to the extent a significant portion of our employee base unionizes, it is possible our labor costs could increase materially. Our failure to recruit and retain qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, prospects, results of operations and financial condition.

Reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program could have a material adverse effect on our financial condition and results of operations.

We receive the majority of our revenue from MA full risk contracts, which accounted for approximately 77.3% and 78.9% of our revenue for the year ended December 31, 2022 and 2021, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates or are themselves MA plans reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly MA programs. Any changes that limit or reduce MA or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses payors, and by extension, value-based care providers such as ourselves, for our services. Budget pressures may lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins.

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

Each year, CMS issues a final rule to establish the MA benchmark payment rates for the following calendar year. Any reduction to MA rates impacting us may have a material adverse effect on our business, results of operations, financial condition and cash flows. The final impact of the MA rates can vary from any estimate we may have and may be further impacted by the relative growth of our MA patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the MA rates on our business and that our MA revenues may continue to be volatile in the future, each of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

There is also uncertainty regarding both MA payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income. For example, although the Congressional Budget Office (“CBO”) predicted in 2010 that MA participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in MA (and other contracts covering Medicare Parts A and B) could reach 31 million people by 2027. Although MA enrollment increased by approximately 5.6 million people, or by 50%, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, CMS's announced annual changes in reimbursement rates have varied from year to year: for 2018, CMS announced an average increase of 0.45%; for 2019, 3.4%, for 2020, 2.53%, for 2021, 0.93% and an expected 2.82% for 2022. Uncertainty over MA enrollment and payment rates presents a continuing risk to our business.

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

The reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when we provide services to our patients, we may from time to time experience delays in receiving the associated capitation payments or, for our patients in fee-for-service arrangements, the reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage or were for services provided that were not medically necessary or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. As described below, we are subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further complicate and delay our reimbursement claims.

In addition, certain of our patients are covered under health plans that require the patient to cover a portion of their own healthcare expenses through the payment of copayments or deductibles. There also may be instances where physicians provide services to uninsured individuals. To the extent permitted by law, amounts not covered by third-party payors are the obligations of individual patients. Despite reasonable efforts, we may not be able to collect all, or any, of those amounts that are the patient’s financial responsibility. Any increase in cost shifting from third-party payors to individual patients, including as a result of high deductible plans for patients, increases our collection costs and reduces overall collections. We have a financial assistance policy in which we assess patients for financial hardship and other criteria that are used to make a good-faith determination of financial need. If a patient is deemed to meet these criteria, we will waive or reduce that patient’s obligation to pay copayments, coinsurance or deductible amounts owed for the services we provide to them. If we were to experience a substantial increase in the number of patients qualifying for such waivers or reductions or in the volume of patient receivables deemed uncollectible, our costs could increase significantly, and we may not be able to offset such additional costs with sufficient revenue.

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

Our business could be harmed if the ACA is overturned or by any legislative, regulatory or industry change that reduces healthcare spending or otherwise slows or limits the transition to more assumption of risk by healthcare providers.

Our operating model, our platform and our revenue are dependent on the healthcare industry’s continued movement towards providers assuming more risk from payors for the cost of patient care. Any legislative, regulatory or industry changes that slows or limits that movement or otherwise reduces the risk-based healthcare spending would most likely be detrimental to our business, revenue, financial projections and growth.

We are also impacted by the Medicare Access and CHIP Reauthorization Act, under which physicians must choose to participate in one of two payment formulas, the Merit-Based Incentive Payment System (“MIPS”), or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS allows eligible physicians to receive upward or downward adjustments to their Medicare Part B payments based on certain quality and cost metrics, among other measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. CMS has proposed limiting the number of significant changes to the Quality Payment Program in 2022 by continuing a gradual implementation timeline for MIPS and APMs. In November 2022, CMS released its 2023 Physician Fee Schedule Final Rule, including 2023 Quality Payment Program policies. In the final rule, CMS finalized reporting requirements for MIPS Value Pathways (“MVPs”), a subset of measures to meet MIPS reporting requirements, effective as of January 1, 2023. CMS also expanded the list of MIPS-eligible clinicians to include clinical social workers and certified nurse mid-wives.

In addition, current and prior healthcare reform proposals have included the concept of creating a single payor or public option for health insurance. If enacted, these proposals could have an extensive impact on the healthcare industry, including us. We are unable to predict whether such reforms may be enacted or their impact on our operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and private payors will pay for healthcare services, which could harm our business, financial condition and results of operations.

Under most of our agreements with health plans, we assume some or all of the risk that the cost of providing services will exceed our compensation.

Approximately 95% and 99% of the Company's revenue for the year ended December 31, 2021 and 2020, respectively is derived from fixed fees paid by health plans under capitation agreements with us. While there are variations specific to each agreement, we generally contract with health plans to receive a fixed fee per month for professional services and assume the financial responsibility for the healthcare expenses of our patients. This type of contract is referred to as a “capitation” contract. To the extent that patients require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, and we are not able to increase the fee received under these risk agreements during their then-current terms, we could suffer losses with respect to such agreements.

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

•
the reduction of health plan premiums.

General economic conditions and constraints in the supply chain could adversely affect our results of operations.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in increased unemployment, economic slowdown, and extreme volatility in the capital markets. Similarly, the current Russia-Ukraine conflict has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions to the global supply chain and energy markets. Continuing concerns over United States health care reform legislation have also contributed to increased volatility. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, more costly or more dilutive.

In addition, recent developments in the national and worldwide supply chain slowdown have resulted in increased cost and reduced supply for most supplies and materials, including healthcare supplies and equipment and building materials necessary for the build-out and completion of new centers. It is impossible to predict how long this supply chain slowdown will last or how much it will impact our business operations, but it is likely that our costs will increase for supplies and equipment and our ability to quickly open new centers on budget will be impaired.

The estimates of market opportunity and forecasts of market and revenue growth included in this Annual Report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. healthcare market is subject to significant variables, including a changing regulatory environment and population demographic, which can be difficult to measure, estimate or quantify. Our business depends on member acquisition and retention, which further drives revenue from our contracts with health network partners. Estimates and forecasts of these factors in any given market is difficult and affected by multiple variables such as population growth, concentration of enterprise clients and population density, among other things. Further, we cannot assure you that we will be able to sufficiently penetrate certain market segments included in our estimates and forecasts, including due to limited deployable capital, ineffective marketing efforts or the inability to develop sufficient presence in a given market to gain members or contract with health network partners in that market. Once we acquire a member, apart from fixed annual membership fees and payments from health care partners, we derive revenue from patient in-office visits, which may be difficult to forecast over time, particularly as our billable service mix continues to expand, including due to the COVID-19 pandemic. Finally, our contractual arrangements with health network partners typically have highly tailored capitation and other fee structures which vary across health network partners and are dependent on the number of members that receive healthcare services in a health network partner’s network. As a result, we may not be able to accurately forecast revenue from our health network partners. For these reasons, the estimates and forecasts in this Annual Report relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

As of December 31, 2022, we had $240.3 million outstanding under a credit agreement, which the Company entered in May 2022 (the "Credit Agreement"). In addition, the Company had $35.5 million outstanding under the loan and security agreement, which the Company entered in November 2022 (the "Loan and Security Agreement"). Our indebtedness under the Credit Agreement and the Loan and Security Agreement, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt or maintain the minimum levels of liquidity or maximum leverage ratio specified in the Credit Agreement, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our indebtedness, the cash flow needed to satisfy our debt, and the financial covenants, have important consequences, including:

•
limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
•
increasing our vulnerability to adverse economic and industry conditions;
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

The terms of the Credit Agreement, the Loan and Security Agreement, and certain of our other agreements restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

The Credit Agreement and long-term leases we enter into in connection with certain of our centers contain restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. For example, the Credit Agreement contains restrictions on our ability to:

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
•
amend our organizational documents.

Under certain circumstances, the restrictive covenants in the Credit Agreement require us to satisfy certain financial maintenance tests. Our ability to satisfy those tests can be affected by events beyond our control. If our operating performance declines, or should we otherwise be unable to achieve projected performance, we may in the future need to obtain waivers from the required lenders under our facilities or lines of credit to avoid being in default. Certain of our long-term leases contain similar covenants to the Credit Agreement and are subject to provisions that provide for a cross default in the event any of our covenants under the Credit Agreement are breached. If we breach our covenants under the Credit Agreement or any other agreement that contains similar covenants, we may be required to seek one or more waivers, we may not be able to obtain such waivers.

In addition, the Loan and Security Agreement contains restrictions on our ability to:

•
engage in any business other than our current business or business similar or related to our business;
•
incur or guarantee additional indebtedness, other than certain permitted debt;
•
incur liens on the collateral under the Loan and Security Agreement, other than certain permitted liens;
•
utilize collateral or proceeds thereof to pay dividends and distributions on, or redeem, repurchase or retire our capital stock;
•
make investments, acquisitions, loans, or advances, other than certain permitted investments;
•
engage in certain transactions with affiliates;
•
prepay, redeem or repurchase certain indebtedness; and
•
become an “investment company” or be controlled by an “investment company.”

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

A breach of the covenants or restrictions under the Credit Agreement or the Loan and Security Agreement could result in an event of default thereunder. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

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

Any future credit facilities or debt instruments we may issue will likely contain similar, or potentially more expansive, events of default as compared to those set forth in the terms of the Credit Agreement or the Loan and Security Agreement, including those breaches or defaults with respect to any of our other outstanding debt instruments.

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

We also may be subject to lawsuits under the federal False Claims Act (the “FCA”) and comparable state laws for submitting allegedly fraudulent or otherwise inappropriate bills for services to the Medicare and Medicaid programs. These lawsuits, which may be initiated by government authorities as well as private party relators, can involve significant monetary damages, fines, attorney fees and the award of bounties to private plaintiffs who successfully bring these suits, as well as to the government programs. In recent years, government oversight and law enforcement have become increasingly active and aggressive in investigating and taking legal action against potential fraud and abuse. With respect to our Medicare Advantage contracts with health plans, those health plans have been subject to increasing oversight and regulatory action by CMS, the OIG, the DOJ, and other federal agencies, along with the U.S. Congress with respect to fraud and abuse considerations, including overpayments by federal health care programs. For example, CMS periodically audits Medicare Advantage plans for compliance with CMS regulations and a plan’s contract with CMS. Among other areas of focus, CMS conducts risk adjustment data validation (“RADV”) audits of a subset of Medicare Advantage contracts for each performance year. In connection with these audits, CMS has issued a final rule that changes the RADV audit methodology. Starting with performance year 2018, CMS will extrapolate audit findings, using audit methodologies that may vary from audit to audit. CMS projects that it will collect estimated recoveries from 2023 through 2032 in the amount of $4.7 billion from Medicare Advantage plans. If CMS recovers overpayments from Medicare Advantage plans, with which we contract, those plans may seek to recover payments from their contracted health care providers, including us, that the plans believe are attributable to a particular provider’s risk adjustment data. Given that this final rule has not yet become effective and audits beginning with performance year 2018 have not yet begun, we cannot predict how the results of the audits will impact our operating results, financial condition, or cash flows.

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

Our primary care centers are concentrated in South and Central Florida, and we may not be able to successfully establish a presence in new geographic markets.

A majority of our revenue is derived from our primary care centers in Florida, particularly in South and Central Florida. As a result, our exposure to many of the risks described herein is not mitigated by a diversification of geographic focus. Furthermore, due to the concentration of our operations in these regions, our business may be adversely affected by economic conditions that disproportionately affect this region as compared to other regions. To continue to expand our operations to other regions of the United States, we will have to devote resources to identifying and exploring such perceived opportunities. Thereafter, we will have to, among other things, recruit and retain qualified personnel, develop new primary care centers and establish new relationships with physicians and other healthcare providers. In addition, we would be required to comply with laws and regulations of states that may differ from the ones in which we currently operate, and could face competitors with greater knowledge of such local markets. We anticipate that further geographic expansion will require us to make a substantial investment of management time, capital and/or other resources. There can be no assurance that we will be able to continue to successfully expand our center operations in any new geographic markets.

Our overall business results may suffer from an economic downturn.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits at federal, state and local government entities have decreased, and may continue to decrease, spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources of revenue for our centers. Other risks we face during periods of high unemployment include potential declines in the population covered under capitation agreements, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables.

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

We have significant suppliers that may be the sole or primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the products that we purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our corporate cultures have contributed to our success, and if we cannot maintain a positive corporate culture as we grow, we could lose innovation, creativity and teamwork and our business may be harmed.

We believe that corporate culture has been a critical contributor to our success, particularly regarding our ability to attract highly skilled personnel. If we do not continue to develop corporate culture or maintain and preserve core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Our anticipated headcount growth from expansion into new markets or new lines of business or potential future acquisitions, may result in a change in corporate culture, which could harm our business.

Our records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause us to overstate or understate our revenue and subject us to various penalties.

The claims and encounter records that we submit to health plans may impact data that support the Medicare Risk Adjustment Factor (“RAF”) scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, we are entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes that we prepare and submit to the health plans. Each health plan generally relies on us and our affiliated physicians to appropriately document and support such RAF data in our medical records. Each health plan also relies on us and our affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We might also need to refund a portion of the revenue that we received, which, depending on its magnitude, could damage our relationship with the applicable health plan and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Additionally, CMS performs Risk Adjustment Data Validation (“RADV”) audits of the diagnosis codes reported by MA plans to confirm they are supported by medical documentation and to determine if risk-adjustment calculations are accurate. The MA plans ask providers to submit the underlying documentation for members that they serve. CMS then compares the diagnoses reflected in the risk scores with underlying medical records to identify whether there are any codes that are not supported by the medical record. If this comparison of sample enrollees yields a difference, referred to as an error rate, CMS plans to extrapolate a contract-level error rate for payment years beginning in 2018 (i.e., the estimated error in payment if the errors found in the RADV audit were reflected in all similar cases for that contract).

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

On February 1, 2023, CMS issued a final rule on RADV audit methodology and policies. For audits of payment years beginning with 2018, CMS will not limit payment adjustments to RAF scores for the specific MA enrollees for which errors are found but will extrapolate its audit findings to the entire MA plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2018. As a result of this final rule, CMS is expecting estimated recoveries from 2023 through 2032 to amount to $4.7 billion.

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

Our primary care centers may be negatively impacted by environmental and other factors beyond our control.

Our results of operations may be adversely impacted by adverse conditions affecting our centers, including severe weather events such as hurricanes and flooding, public health concerns such as contagious disease outbreaks, violence or threats of violence or other factors beyond our control that cause disruption of patient scheduling, displacement of our patients, employees and care teams, or force certain of our centers to close temporarily. Regions in and around the southeastern United States commonly experience hurricanes and other extreme weather conditions. As a result, certain of our centers, especially those in Florida, are susceptible to physical damage and business interruption from an active hurricane season or a single severe storm. Moreover, global climate change could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. Even if our centers are not directly damaged, we may experience considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our members, physicians, payors, vendors and others. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our centers are located. If any of the circumstances described above occurred, there could be a harmful effect on our business and our results of operations could be adversely affected. Given our concentration in South and Central Florida, most of our centers may be simultaneously affected by adverse weather conditions or other events. Our future operating results may be adversely affected by these and other factors that disrupt the operation of our centers.

The COVID-19 pandemic impacted our operations and, in the future, the COVID-19 pandemic or another pandemic, epidemic or outbreak of infectious disease, could materially adversely affect our financial condition and results of operations.

The COVID-19 pandemic impacted our business and could materially adversely affect our business in the future. During 2022 and 2021, CareMax resumed normal operation in its medical and wellness centers. We established a COVID-19 rapid response program that created operational initiatives throughout the various spikes and variants. That team was also responsible for high-touch member initiatives with our members including in-person home visits, COVID-19 testing services, and vaccinations. Our internal processes and protocols were designed to ensure the safety and well-being of our employees and continuous access to care for our patients. Our centers have provided continuous service to our members by remaining open throughout the duration of the pandemic.

COVID-19 has diverted or limited the resources of personnel that would otherwise be focused on the operations of our business. This may be the result of sickness of personnel or their families, disruptive activities and business closures in areas where we operate, potential delays in hiring and onboarding of new employees and other factors that have impacted employee productivity. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees in response to COVID-19 or any new variants that have emerged. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or patient retention, any of which could harm our financial condition and business operations.

Executive orders and similar government orders and restrictions have also resulted in work stoppages among some vendors and suppliers, slowdowns and delays that have impacted the ability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages; delays in actions of regulatory bodies; and other business adjustments or disruptions of certain third parties upon whom we rely. During 2020, our businesses had to acquire greater quantities of medical supplies at significantly higher prices to ensure the safety of our employees and our patients.

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

Due to the COVID-19 pandemic, during 2020 we were not able to document the health conditions of our patients as completely as we have in the past. Medicare pays capitation using a “risk adjustment model,” which compensates MA health plans based on the health status (acuity) of each individual patient. Payors and value-based care providers with higher acuity patients receive greater premium reimbursements under Medicare than those with lower acuity patients. Medicare requires that a patient’s health issues be documented annually regardless of the permanence of the underlying causes. Historically, this documentation was required to be completed during an in-person visit with a patient. As part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, Medicare allowed documentation for conditions identified during video visits with patients. While we utilized telehealth to document the health conditions of our patients and increased our efforts to return our patients to our centers for in-person visits during the latter half of 2020 and the beginning of 2021, based on the difference between the risk adjusted PMPM revenue expected by our historical models and the actual risk adjusted PMPM rates in 2021, we believe our 2021 revenue was negatively impacted by approximately $11.5 million due to challenges we faced in documenting the acuity of our patients during 2020. In the event we are unable to adequately document the acuity of our patients in subsequent years, our revenues and financial performance could be significantly affected.

During 2021, we also experienced increased costs directly related to COVID-19 claims of approximately $11.6 million. COVID-19 related spikes in hospital utilization could continue to occur for the foreseeable future, which could negatively impact our revenues and financial performance during any period in which such hospital utilization spikes occur. We estimate that COVID-19 resulted in incremental costs of approximately $1.0 million during 2022.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; the impact on our sales cycles; and the effect on our partners and supply chains, all of which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities and interruptions or delays due to third parties. The full impact of the COVID-19 pandemic may continue to significantly affect our results of operations and overall financial condition even in future periods.

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

As a combined entity, we incurred net losses of approximately $6.7 million for the year ended December 31, 2021 and net losses of approximately $37.8 million for the year ended December 31, 2022. We expect our aggregate costs will increase substantially in the foreseeable future and our losses will continue as we expect to invest in our de novo expansion strategy, integrating acquired businesses, organically increasing our member base, expanding our operations, hiring additional employees, pursuing additional strategic acquisitions and operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses in the immediate future. In such a case, we may be required to seek additional financing, which may not be on terms satisfactory to us, and our business and growth prospects may suffer.

To raise capital, we may sell equity securities, convertible securities or other securities in one or more transactions at prices and in a manner we determine from time to time. Our ability to sell such securities will depend on many factors, some of which are not within our control, such as market conditions, and if we sell equity securities, convertible securities or other securities, our current stockholders may be materially diluted by subsequent sales. Additionally, the Credit Agreement and the Loan and Security Agreement contain significant restrictions on our ability to issue new debt, which could further restrict our ability to raise capital. See “The terms of the Credit Agreement, the Loan and Security Agreement, and certain of our other agreements restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions” above for further discussion of the restrictions contained in the Credit Agreement and the Loan and Security Agreement. Further, we may not be able to refinance the Credit Agreement in the event we seek to incur additional debt, and our ability to refinance the Credit Agreement will depend, among other things, on the capital and credit markets and our financial condition at such time. We cannot guarantee that any such efforts to raise capital will be successful, and in the event we are unable to raise additional capital necessary to execute our business strategy, our business operations and financial condition could be materially adversely affected.

Our cash flows from operating activities were negative for the year ended December 31, 2022. We may not generate positive cash flow from operating activities in any given period, and our limited operating history as a combined company with IMC and other acquisitions made subsequent to the Business Combination may make it difficult to evaluate our current business and our future prospects. In addition, we have and expect to continue to invest in potential acquisitions and in de novo centers, which we do not expect to generate immediate net profits. There is no guarantee that any of these investments will be successful or generate a net profit. Even if these investments result in additional revenue, we may not be able to effectively manage such growth or successfully execute on our business plan and vision which could materially and adversely impact our ability to achieve profitability. If we are not able to achieve sustainable profitability as a combined company and generate sufficient cash flow to support our business operations and debt obligations, then our ability to execute our business strategy and maintain our business operations could be materially adversely affected.

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we have made, and we may continue to make, acquisitions as opportunities arise to add new medical practices or other complementary businesses. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing any particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable medical practices as candidates for acquisition, or we may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions of medical practices and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the medical practices into our business, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

•
the increased difficulty of managing a larger combined company and consolidating corporate and administrative infrastructures;
•
the ability to profitably manage acquired medical practices or successfully integrate the acquired medical practices into our business;

•
increased expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;
•
the inability to realize any expected synergies and cost-savings;
•
entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;
•
underperformance of any acquired business relative to our expectations and the price we paid;
•
negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;
•
diversion of management’s attention and the over-extension of our existing operating business and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth since the Business Combination
•
claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;
•
problems in maintaining uniform procedures, controls and policies with respect to our financial accounting systems;
•
the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and
•
the ability to retain or hire qualified personnel required for expanded operations including medical practitioners and support staff.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of our Class A common stock, $0.0001 par value per share (“Class A Common Stock”), to fund any acquisition would cause economic dilution to existing stockholders. If we are unable to successfully integrate medical practices which we have or will acquire, or if target medical practices view our Class A Common Stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

Risks Related to Regulation

If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, stock price and reputation.

Our operations are subject to extensive federal, state and local government laws and regulations, including without limitation:

•
Medicare and Medicaid participation and reimbursement rules and regulations;
•
the Stark Law (42 U.S.C. § 1395nn, et seq., and its implementing regulations, 42 C.F.R. Subpart J), which, subject to limited exceptions, prohibits physicians from referring Medicare and possibly Medicaid patients to an entity for the provision of certain DHS if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with that entity, and prohibit the entity from billing Medicare or possibly Medicaid for such DHS;
•
state self-referral laws analogous to the Stark Law and laws that prohibit fee splitting and patient brokering, any of which may implicate Medicaid, private insurance, or other payors;
•
the FCA and associated regulations that impose civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;
•
the Civil Monetary Penalty Law and associated regulations, which authorize the imposition of civil money penalties, assessments (additional monetary payments in lieu of damages sustained by the government because of an improper claim, and/or program exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs including the Beneficiary Inducements Civil Monetary Penalty law, which prohibits the transfer of remuneration (including the offering of free items or services and waivers of deductibles and copayments) to any Medicare or Medicaid beneficiary that the person knows or should know is likely to induce the beneficiary’s selection of a particular provider;
•
federal and state laws regarding the collection, use, disclosure or other processing of patient health information or other PII (e.g., HIPAA and the 21st Century Cures Act’s information blocking rules);

•
federal and state laws regarding the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals, blood products, and other biological materials;
•
federal and state statutes and regulations that govern risk bearing provider organizations and provider network contracting and operations, including such laws applicable to accountable care organizations;
•
federal and state antitrust laws;
•
federal and statutes and regulations that govern workplace health and safety;
•
federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation; to enroll and participate in the Medicare and Medicaid programs; to report certain changes in their operations to the agencies that administer these programs; and, in some cases, to re-enroll in these programs when changes in direct or indirect ownership occur; and
•
federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants.

In addition to the above laws, Medicare and Medicaid regulations, manual provisions, local coverage determinations, national coverage determinations and agency guidance also impose complex and extensive requirements upon healthcare providers. Moreover, the various laws and regulations that apply to our operations are often subject to varying interpretations, and additional laws and regulations potentially affecting providers continue to be promulgated that may impact us. A violation or departure from any of the legal requirements implicated by our business may result in, among other things, government audits, lower reimbursements, significant fines and penalties, the potential loss of certification or other applicable licenses and permits, recoupment actions, or voluntary repayments. These legal requirements are civil, criminal and administrative in nature depending on the law or requirement.

We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with payors, physicians and providers to comply with state and federal anti-kickback statutes, the Stark Law and other applicable healthcare laws. We dedicate compliance resources and maintain a formal compliance plan to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that we will be able to adhere to all of the laws and regulations that apply to our business, and any failure to do so could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, or otherwise challenge these arrangements, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse impact on our business, results of operations, financial condition, cash flows and reputation as a result. Similarly, we may face penalties under the FCA, the federal Civil Monetary Penalty Law or otherwise related to failure to report and return overpayments within 60 days of when the overpayment is identified and quantified. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made investments in resources to decrease the time it takes to identify, quantify and process overpayments, and may be required to make additional investments in the future.

Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the ACA make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. On January 30, 2023, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim range increases to a range from $12,537 to $27,018 per claim, so long as the underlying conduct occurred after November 2, 2015 and the penalties are assessed after January 30, 2023. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.

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

Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters may continue to require management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government.

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

Due to the importance of the healthcare industry to the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. The Biden Administration and Congress may consider legislation to reform the U.S. healthcare system. Some states also have pending health reform legislative initiatives. At this time, we are unable to determine the ultimate content or timing of any health reform legislation. We will not be able to determine the effect that any such legislation may have on our operations and business condition until such legislation is enacted, but such legislation may adversely affect our operations and business condition. It is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot assure our stockholders as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business or could change the operating environment of our primary care centers. It is possible that the changes to the Medicare, Medicaid or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations.

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

The requirements for enrollment, licensure, certification and accreditation may include notification or approval in the event of a transfer or change of ownership or certain other changes. Other agencies or payors with which we have contracts may have similar requirements, and some of these processes may be complex. Failure to provide required notifications or obtain necessary approvals may result in the delay or inability to complete an acquisition or transfer, loss of licensure, lapses in reimbursement, or other penalties. While we make reasonable efforts to substantially comply with these requirements, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands, or other sanctions could have a material adverse effect on our business, financial condition, or results of operations.

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

HIPAA requires covered entities and their business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. These amounts are subject to annual adjustments to take inflation into account. However, a single breach incident or enforcement action can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of the Department of Health and Human Services (“HHS”) conduct periodic compliance audits of HIPAA covered entities and business associates for compliance with the HIPAA’s privacy and security standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

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

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. These laws include an increasing number of state comprehensive data protection laws, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act), the Colorado Privacy Act, the Connecticut Data Privacy Act, the Virginia Consumer Data Protection Act, and the Utah Consumer Privacy Act. States are increasingly regulating biometric information, such under the Illinois Biometric Information Privacy Act, the Texas Capture or Use of Biometric Identifier act, and the Washington Biometric Privacy Protection Act. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. Some federal and state laws and regulations impose stricter requirements than HIPAA for particularly sensitive information, such as substance use disorder treatment records, HIV-related information, and mental health treatment records. Likewise, some states impose stringent data security requirements, such as New York’s Stop Hacks and Improve Electronic Data Security Act and the Massachusetts Standards for the Protection of Personal Information of Residents of the Commonwealth. These data protection laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. In the event that new data privacy and security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. Some states may afford private rights of action to individuals who believe their PII has been misused. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and potentially restricts our ability to collect, use and disclose data and exposes us to additional expense, adverse publicity and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us.

In addition to privacy and security laws, we are subject to rules promulgated pursuant to the federal 21st Century Cures Act. In May 2020, the HHS Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules under the 21st Century Cures Act that are intended to enhance interoperability and prevent information blocking. These rules create significant new requirements for healthcare industry participants, including requirements to (i) provide patients with convenient access to health care information, (ii) support electronic exchange of data for transitions of care, and (iii) require participation in trust networks to improve interoperability. The 21st Century Cures Act authorizes civil monetary penalties up to $1 million per information blocking violation. It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business.

Federal and state consumer protection laws, including laws that do not on their face specifically address data privacy or security, have been applied to data privacy and security matters by a range of government agencies and courts.

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

Some states have laws that prohibit business entities from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting, with physicians (such activities generally referred to as the “corporate practice of medicine”). In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Some state laws, such as Florida law, generally do not prohibit the corporate practice of medicine. With respect to fee-splitting prohibitions, in some jurisdictions, courts have interpreted fee-splitting statutes as prohibiting percentage of gross revenue and percentage of net profit fee arrangements, regardless of whether the parties to the arrangement have legitimate business purposes and are providing legitimate services. Courts may refuse to enforce contracts where they find the parties have violated state fee-splitting prohibitions.

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

Federal and state laws regulating insurance and managed care could restrict the manner in which we are permitted to conduct our business, and the failure to comply with such laws could subject us to penalties or require a restructuring of our business.

Many states regulate provider risk-sharing arrangements, including, but not limited to, global risk and other value-based arrangements. These regulatory frameworks vary significantly from state to state. Some states require risk bearing entities – even if provider organizations or networks – to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in risk-sharing arrangements with payors. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of significant financial reserve requirements, as well as reporting or other disclosure obligations. Further, state regulatory stances regarding risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms.

In the case of federal health care programs, initiatives, and models, in which we particular, such as the Medicare Shared Savings Program and the ACO REACH Model, we are required to certify compliance with state insurance regulatory requirements as a risk bearing entity. If we fail to comply with applicable state law, including as a result of rapidly and evolving state regulation of risk sharing arrangements, we may not be in compliance with such certifications under these models. Such non-compliance could result in termination of our agreements to participate in these models and other penalties, sanctions, and liabilities.

The soundness of financial institutions or the financial services industry generally, such as actual concerns or events involving liquidity, defaults or non-performance, may adversely affect us.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. We maintain depository accounts with financial institutions in the United States for daily cash flow needs. While depository accounts in the United States are covered by Federal Deposit Insurance Corporation ("FDIC") insurance, we have exposure with certain financial institutions to the extent our cash balances exceed the current $250,000 in maximum FDIC coverage. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, including cash held at financial institutions in excess of the FDIC insured limit, cash equivalents and investments and conduct our business operations may be threatened. In addition, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. Investor concerns regarding the U.S. or international financial systems could also result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Further, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Risks Related to Ownership of Our Securities and Being a Public Company

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

We could become subject to certain unknown liabilities of businesses we have acquired, and we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in it reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, reporting charges of this nature could contribute to negative market perceptions about our securities. Our securityholders are unlikely to have a remedy for such charges unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials, relating to the Business Combination or the Steward Acquisition contained an actionable material misstatement or material omission. In addition, charges of this nature may cause us to violate covenants to which we may be subject as a result of or by virtue of our outstanding credit facility, which could have a material adverse effect on our business, financial condition, or results of operations.

If the benefits of the Business Combination and subsequent investments and acquisitions do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

The integration of CMG and IMC, SMA, DNF, Advantis and other acquisitions subsequent to the Business Combination, including Steward Value-Based Care, remains subject to numerous uncertainties, some of which are unknown or may be outside of our control. We may not achieve the benefits of the Business Combination or subsequent investments or acquisitions as quickly as expected or at all. If the benefits of the Business Combination and subsequent investments do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

We will incur significantly increased costs as a result of operating as a public company, and management will be required to devote substantial time to compliance efforts.

We will incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on the Board or as officers. Although the JOBS Act may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which could negatively impact our results of operations and financial condition.

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

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we will be required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those previously required for privately held companies. Our management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements applicable to us. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the post-combination company are documented, designed or operating effectively.

We have identified certain material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

We identified certain material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are as follows:

•
We lacked a sufficient complement of professionals with the appropriate level of knowledge, training and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements as a public company.
•
We did not design and maintain formal controls to analyze, account for and disclose complex transactions, including the accounting for financial instruments and contingent earnout liabilities.

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
•
the restatement of the Company’s previously filed quarterly condensed consolidated financial information for the 2021 interim periods ended June 30, 2021 and September 30, 2021 related to goodwill, contingent earnout liabilities, additional paid-in capital, retained earnings/(deficit), gain/(loss) on remeasurement of earnout liabilities, earnings per share and the related disclosures; and
•
the restatement of the Company's previously filed consolidated financial statements as of and for the year ended December 31, 2021, as well as the quarterly condensed consolidated financial information for the 2021 interim period ended September 30, 2021 and the 2022 interim periods ended March 31, 2022, June 30, 2022, and September 30, 2022 related to other current assets and other assets.

In response to the aforementioned material weaknesses, management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. In 2021, management engaged an external advisor to assist in evaluating and documenting the design and operating effectiveness of our internal control over financial reporting, and their work is ongoing. Additionally, management has developed and started to execute a remediation plan, which included the hiring of a Vice President of Financial Reporting and Technical Accounting during the first quarter of 2022 and hiring of the Chief Accounting Officer with technical public company accounting and financial reporting experience during the third quarter of 2022. Our plan also includes providing enhanced access to accounting training, literature, research materials and documents and implementation of controls to review and evaluate conclusions regarding accounting for complex transactions, including the accounting for financial instruments and contingent earnout liabilities, which management has begun to implement. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Management believes that the remediation measures described above will be implemented in a manner such that the controls can be tested and the identified material weaknesses can be determined to be remediated, however, no assurance can be made that such remediation will occur or that additional material weaknesses will not be identified.

While we believe that our efforts will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any necessary remediations in a timely fashion, or at all. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design or maintain effective internal controls over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact share trading prices, or otherwise harm our operating results or cause us to fail to meet our reporting obligations.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses identified in our internal control over financial reporting and the restatement of certain of our financial statements, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement of our financial statements, material weaknesses in our internal control over financial reporting, and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute resulting from the material weaknesses in our internal control over financial reporting. However, we can provide no assurance that litigation or disputes will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The prices of our securities vary due to general economic conditions and forecasts, its general business condition and the release of its financial reports, and an active trading market for our securities is not guaranteed to continue to exist. If our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if they were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market for such securities can be sustained.

A significant portion of our total outstanding shares is no longer restricted from immediate resale and may be sold into the market in the near future. This could cause the market price of our securities to drop significantly, regardless of the results of our operations.

Sales of a substantial number of shares of our securities in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities. Certain of the shares of Class A Common Stock issued in connection with the Business Combination, which were previously subject to lock-up agreements, are now available for resale.

Because the shares subject to lock-up agreements have been released from such restrictions on sale, we may see, or the market may perceive, that a sale of a substantial number of shares of Class A Common Stock issued in connection with the Business Combination may occur, and that further sales of Class A Common Stock may occur as restrictions on lock-up holders continue to be lifted. These factors could adversely affect the market price of our securities and make it more difficult for us to raise additional funds through future offerings of shares of Class A Common Stock or other securities regardless of the results of our operations.

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
•
extreme volatility in the global capital markets;
•
national and global political unrest and instability;
•
negative publicity relating to our services;
•
changes in consumer preferences and competitive conditions;

•
expansion to new markets; and
•
fluctuations in commodity prices.

Any fluctuation in our operating results, especially if below the expectations of securities analysts, may result in a decline in our stock price, whether or not due to seasonality or other factors, some of which are beyond our control, and could adversely affect the market price of our securities. Any reduction in the market price of our securities could make it more difficult for us to raise additional funds through future offerings of shares of Class A Common Stock or other securities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, then the price and trading volume of our securities could decline.

The trading market for our securities is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If securities or industry analysts cease coverage or commence negative coverage of us, our stock price and trading volume could be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our securities adversely, or provide more favorable recommendations regarding our competitors than us, the price of our securities may decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the prices or trading volume of our securities to decline.

The issuance of equity securities in connection with the Steward Acquisition has resulted, and may in the future result, in dilution to our stockholders and may adversely affect us, including the market price of our securities.

We issued 23,500,000 shares of Class A Common Stock in connection with the closing of the Steward Acquisition, representing approximately 21% of our Class A Common Stock issued and outstanding as of the closing date, which resulted in a significant, immediate dilution to our stockholders. Additionally, upon the issuance of any shares earned pursuant to the earnout in the Steward Acquisition (the “Steward Earnout Shares”), there will be significant additional dilution to the Company’s stockholders, and even in the event that the Steward Earnout Shares are not issued, the potential for the issuance of the Steward Earnout Shares may negatively affect the trading price of our securities in anticipation of such dilution. Additionally, the dilution caused by the shares issued in connection with the Steward Acquisition could, among other things, limit the ability of our current stockholders to influence management of the Company.

Certain of the equityholders who received shares of our Class A Common Stock in connection with the Steward Acquisition are subject to lockup provisions that restrict the sale of the Class A Common Stock by such persons in excess of 4% of the total outstanding Class A Common Stock immediately following the closing of the Steward Acquisition for one year, subject to certain exceptions, but sales of a substantial number of the shares issued in connection with the Steward Acquisition in the public market, or the perception that such sales may occur, could adversely affect the market price of our securities, notwithstanding such lockup provisions.

Our Warrants are exercisable for our Class A Common Stock and we have outstanding Contingent Earnout consideration, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We issued public warrants to purchase 2,875,000 shares of Class A Common Stock as part of our Initial Public Offering (the "IPO") and concurrently with our IPO, we issued 2,916,667 warrants in a private placement, each of which entitles the holder to purchase one share of Class A Common Stock at $11.50 per share. Additionally, as part of the IPO, 3,200,000 of the 6,400,000 Earnout Shares have been issued, and an additional 3,200,000 Earnout Shares will become issuable if, within the second year after the Closing Date, the trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period. Also, as it relates to the Steward Acquisition, we estimate that 37.5 million of Class A Common Stock shares will become issuable if certain performance thresholds are met by the Steward Value Based Care business. There can be no assurance that all of, or any of the warrants will be exercised, or that the remainder of the Earnout Shares will be issued, but shares of Class A Common Stock, which may be issued upon exercise of our warrants and the release of the Earnout Shares, will result in dilution to the then existing holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares in the public market could adversely affect the market price of our Class A Common Stock.

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

Additionally, as of December 31, 2022, we had approximately 2.9 million shares of Class A Common Stock available for issuance pursuant to the CareMax, Inc. 2021 Long-Term Incentive Award Plan (the “2021 Plan”). Historical and future awards under the 2021 Plan may reduce the market price of Class A Common Stock and be dilutive to existing stockholders.

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

We are also subject to anti-takeover provisions under Delaware law, including Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) regulating corporate takeovers. This statute prevents certain Delaware corporations, under certain circumstances, from engaging in a “business combination” with:

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years after our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the end of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

The accounting treatment of our warrants and contingent earnout liabilities could have a material impact on, and could significantly increase the volatility of, our reported operating results, even though there is no related liquidity, cash flow or revenue impact to us.

Because our outstanding warrants and contingent earnout consideration are classified as liabilities, we are required to “mark to market” these liabilities as of the end of each reporting period and record changes in their fair value in our financial statements. As such, when our stock price increases, the fair value of the warrant and contingent earnout liabilities would increase, and we would be required to recognize an expense associated with this change in fair value. Similarly, when our stock price decreases, the fair value of the warrant and contingent earnout liabilities would decrease, and we would be required to recognize a gain associated with this change in fair value. This accounting treatment could have a material impact on, and could significantly increase the volatility of, our reported operating results, even though there is no related liquidity, cash flow or revenue impact to us.

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
•
changes in the market’s expectations about our operating results;
•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters are located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

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

A recent ruling by the Court of Chancery in Delaware introduced uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (the “DGCL”) required a separate vote in favor of at least a majority of the outstanding shares of Class A Common

Stock, in addition to a vote in favor of at least a majority of the outstanding shares of Class A and Class B common stock, $0.0001 par value per share (“Class B Common Stock”), voting together as a single class, to properly authorize an increase in the aggregate number of authorized shares of such Class A Common Stock. At a special meeting of the stockholders of the Company held on June 4, 2021 (the “Special Meeting”), a majority of the then-outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, voting together as a single class, voted to approve the Company’s Third Amended and Restated Certificate of Incorporation, which, among other things, increased the total number of authorized shares of all classes of capital stock (the “Charter Amendment”). Notwithstanding the fact that the proxy statement relating to the Special Meeting did not disclose that a separate vote of the Class A Common Stock was required, a majority of the then-outstanding shares of Class A Common Stock voted in favor of the Charter Amendment. Accordingly, we do not believe that the Delaware ruling applies to us. However, if the Court of Chancery in Delaware were to determine that this ruling does apply to us, this or any other failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations and, with respect to the Charter Amendment, require us to seek relief with the Delaware Court of Chancery.

Item 1B Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Miami, Florida where we occupy facilities totaling approximately 21,100 square feet under a lease that expires in April 2028.

We currently lease or license all of our centers, and as of December 31, 2022, we leased over 450,000 gross square feet relating to 62 centers located in Florida, New York, Tennessee and Texas. Our leases are typically on terms ranging from 10 to 20 years. Each of our lease or license agreements provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations or the breach of any financial covenants or restrictions related to our business, or other covenants in the lease. Termination of certain of our lease agreements could result in a cross-default under our debt agreements or other lease agreements. If a lease agreement is terminated, there can be no assurance that we will be able to enter into a new lease agreement on similar or better terms or at all.

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

Item 3. Legal Proceedings

The Company is involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, we are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, are believed to, either individually or taken together, have a material adverse effect on our business, operating results, cash flows or financial condition. Regardless of the outcome, litigation has the potential to have an adverse impact on our financials, because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and Public warrants are listed on the Nasdaq Global Select Market under the symbol “CMAX” and “CMAXW”, respectively.

Holders

As of March 22, 2023, there were 78 record holders of our Class A Common Stock. In addition to holders of record of our Class A Common Stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock is held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on the Class A Common Stock to date and do not intend to pay any cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements, liabilities and related reserves, and general financial condition. The payment of any cash dividends will be within the discretion of our Board of Directors from time to time and subject to applicable Delaware law. It is our present intention to retain all earnings, if any, for use in business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future. Further, our ability to declare dividends is currently limited by restrictive covenants in connection with the Credit Agreement.

Unregistered Sales of Equity Securities

Steward Acquisition

On November 10, 2022, we acquired Steward Value-Based Care pursuant to the Merger Agreement. As consideration for the acquisition of Steward Value-Based Care, we paid an aggregate cash purchase price of $25 million, subject to adjustment, and we issued 23,500,000 shares of Class A Common Stock, valued at $138.5 million based on the volume weighted average price of the Class A Common Stock for the five trading days immediately preceding November 10, 2022, and one (1) share of Series A Preferred Stock, par value $0.0001 per share.

Other than the foregoing, during the fourth quarter of 2022, we did not make any previously unreported sales of unregistered securities. Each of the foregoing issuances were issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 6. Reserved.

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this section to “CareMax,”“we,”“us,” “our,” and the “Company” refer to CareMax, Inc. together with its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K (the “Annual Report”).

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
•
our ability to integrate the businesses of Steward Value-Based Care, CMG, IMC, SMA, DNF, Advantis and other acquisitions;
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
•
competition from primary care facilities and other healthcare service providers;
•
competition for physicians and nurses, and shortages of qualified personnel;
•
the impact on our business from reductions in Medicare reimbursement rates or changes in the rules governing the Medicare program, including the MA program;
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

Our Business

As of December 31, 2022, CareMax operated 62 centers in Florida, Tennessee, New York, and Texas. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

CareMax’s comprehensive, high touch approach to health care delivery is powered by its CareOptimize technology platform. CareOptimize is a purpose built end-to-end technology platform that aggregates data and analyzes that data using proprietary algorithms and machine learning to support more informed care delivery decisions and to focus care decisions on preventative chronic disease management and the social determinants of health. CareMax believes that CareOptimize is designed to drive better outcomes and lower costs. CareMax has shifted from selling the CareOptimize platform to new outside customers for a software subscription fee and is instead focused on providing the software to affiliated practices of its managed services organization (“MSO”) to further improve financial, clinical and quality outcomes from the affiliated providers. As of December 31, 2022, this MSO serviced more than 2,000 independent physician associations (“IPAs”).

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

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (approximately 80% of revenue for each of the years ended December 31, 2022 and 2021 came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of the Medicare patients cared for in CareMax’s centers are enrolled in MA plans which are run by private insurance companies and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs. We contract with nearly all national and most regional, local Medicare Advantage plans.

In addition to Medicare Advantage contracts, through our MSO we service other Medicare patients through a variety of value-based contracts, such as Medicare Shared Savings Program (“MSSP”) and ACO Reach.

Comparability of Financial Results

On June 8, 2021, we consummated the transactions contemplated by that certain Business Combination Agreement (the “Business Combination Agreement”), by and among Deerfield Healthcare Technology Acquisitions Corp., CareMax Medical Group, L.L.C., a (“CMG”), the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC, IMC Holdings, LP (“IMC Parent”), and Deerfield Partners, L.P pursuant to which, on June 8, 2021 (the “Closing Date”) the name of the combined company was changed to CareMax, Inc. CMG was determined to be the accounting acquirer in the Business Combination. Accordingly, the acquisition of CMG by the Company was accounted for as a reverse recapitalization. Under this method of accounting, CMG was treated as the acquiree for financial reporting purposes. The net assets of CMG were stated at their historical cost, with no goodwill or other separately identifiable intangible assets recorded. The balance sheet, results of operations and cash flows prior to the Business Combination are those of CMG. Further, CMG was determined to be the accounting acquirer of IMC and the acquisition of IMC (the “IMC Acquisition”) was accounted for in accordance with FASB ASC 805, Business Combinations (“ASC 805”) as a business combination. Accordingly, the IMC assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of the Closing Date. The IMC Acquisition drove, among other things, increases of $6.2 million in Property and Equipment, $34.1 million in amortizable intangible assets and $302.2 million in goodwill in our balance sheet as of December 31, 2021.

In connection with the closing of the Business Combination, the Company repaid all outstanding borrowings under CMG's then existing Loan Agreement, which was terminated on the Closing Date.

As a result of the Business Combination, we have had to hire personnel and incur costs that are necessary and customary for our operations as a public company, which has contributed and is expected to continue contributing to higher corporate, general and administrative costs in the near term.

On June 18, 2021, we completed the acquisition of the assets of SMA (the "SMA Acquisition"). The SMA Acquisition was accounted for as a business combination. Accordingly, the SMA assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of June 18, 2021. The SMA Acquisition drove, among other things, increases of $0.2 million in property and equipment, $9.4 million in amortizable intangible assets and $45.7 million in goodwill in our balance sheet as of December 31, 2021.

On September 1, 2021, we completed the acquisition of the assets of DNF (the “DNF Acquisition”). The DNF Acquisition was accounted for as a business combination. Accordingly, the DNF assets acquired, including separately identifiable intangible assets, and liabilities assumed were recorded at their fair value as of September 1, 2021. The DNF Acquisition drove, among other things, increases of $3.5 million in property and equipment, $15.3 million in amortizable intangible assets and $91.5 million in goodwill in our balance sheet as of December 31, 2021.

On December 22, 2021, we completed the acquisition of the assets of Advantis (the "Advantis Acquisition"). The Advantis Acquisition was accounted for as a business combination. Accordingly, the Advantis assets acquired, including separately identifiable intangible assets were recorded at their fair value as of December 22, 2021. The Advantis acquisition drove, among other things, increases of $1.1 million in amortizable intangible assets, and $9.6 million in goodwill in our balance sheet as of December 31, 2021.

On December 22, 2021, we completed the acquisition of the assets of Business Intelligence & Analytics LLC ("BIX") (the "BIX Acquisition"). The BIX Acquisition was accounted for as a business combination. Accordingly, the BIX assets acquired, including separately identifiable intangible assets were recorded at their fair value as of December 22, 2021. The BIX Acquisition drove, among other things, an increase of $0.3 million in amortizable intangible assets, and $4.8 million in goodwill on our balance sheet as of December 31, 2021.

In May 2022, the Company entered into a credit agreement (the “Credit Agreement”) that provided for an aggregate of up to $300 million in term loans, comprised of (i) initial term loans in aggregate principal amount of $190 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110 million (the “Delayed Draw Term Loans” or "DDTL"). In May 2022, the Company drew $190 million of the Initial Term Loans and used approximately $121 million of the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended (the "Existing Credit Agreement”) and recognized related debt extinguishment losses of $6.2 million. In November 2022, the Company drew $45.0 million of the Delayed Draw Term Loans.

On November 10, 2022, we completed the acquisition of Steward Value-Based Care (the “Steward Acquisition”). The Steward Acquisition was accounted for as a business combination. Accordingly, assets acquired, including separately identifiable intangible assets, were recorded at their fair value as of November 10, 2022. The Steward Acquisition drove, among other things, an increase of $80.4 million in amortizable intangible assets and $304.2 million in goodwill on our balance sheet as of December 31, 2022.

In November 2022, the Company entered into a Loan and Security Agreement for a Term Loan in the aggregate principal amount of approximately $35.5 million (the "Term Loan"). The Company used the proceeds of the Term Loan to fund the Financed Net Pre-Closing Medicare AR acquired in connection with the Steward Acquisition. The Term Loan bears interest at 12.0% per annum. In addition, the Borrowers paid a facility fee equal to 3.0% of the aggregate principal amount of the Term Loan. Any additional interest (if applicable) accrued and owing during the term of the Loan and Security Agreement will be paid in kind and capitalized to principal monthly in arrears. The Loan and Security Agreement matures on the earlier of November 30, 2023, or three business days after the Borrowers receive payment for the Financed Net Pre-Closing Medicare AR from the federal government. The Term Loan may be prepaid, in whole or in part, without penalty or premium.

As a result of the various 2021 and 2022 acquisitions, we would expect a material increase for the foreseeable future in revenue, external provider costs and cost of care expenses from the date of the respective individual acquisitions, including noncash amortization of acquired intangibles. Additionally, we would expect other operational expenses, such as legal, accounting, insurance, investor relations and other costs, to increase over time, as we build out those departments to support CareMax being a public company. These costs may fluctuate as a percentage of revenue from period to period due to timing and amount of these expenses but should over time decrease as a percentage of revenue.

As it relates to the recent debt agreements that we entered into, we expect that our interest expense would materially increase as we increase the amount of debt outstanding, including any additional draws on the DDTL in 2023.

The following discussion (except for pro forma financial information) includes our results of operations for the year ended December 31, 2022. Our results of operations include the full period for CMG, results of operations of IMC from June 8, 2021 through December 31, 2022, results of operations from SMA from June 18, 2021 through December 31, 2022, results of operations of DNF from September 1, 2021 through December 31, 2022, results of operations of Advantis and BIX from December 22, 2021 through December 31, 2022, and results of Steward Value-Based Care from November 10, 2022 through December 31, 2022. Accordingly, our consolidated results of operations for the year ended December 31, 2022 are not comparable to our consolidated results of operations for prior periods and may not be comparable with our consolidated results of operations for future periods.

Key Factors Affecting Our Performance

Our Patients

As discussed above, the Company partners with Medicare, Medicaid, and commercial insurance plans. While CareMax currently services mostly Medicare patients, we also accept Medicare fee-for-service patients. The chart below shows a breakdown of our current membership on a pro forma basis. This pro forma view assumes the Business Combination with IMC occurred on January 1, 2020 and is based upon estimates which we believe are reasonable. Given the close proximity of the closing of Steward Acquisition on November 10, 2022 to our year-end December 31, 2022, we did not calculate pro forma adjustments related to this acquisition.

	Pro forma
Patient Count as of*	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022
Medicare Advantage	16,500	16,500	21,500	26,500	33,500	34,000	37,000	39,500	93,500
Medicare Government VBC	—	—	—	—	—	—	—	—	109,500
Medicaid	21,000	23,000	23,500	24,500	28,000	28,500	29,500	31,500	33,500
Commercial	14,500	15,000	17,500	17,500	21,500	21,500	21,500	22,000	22,000
Total Count	52,000	54,500	62,500	68,500	83,500	84,000	88,000	93,000	258,500

*Figures may not sum due to rounding

Because CareMax accepts multiple insurance types, it uses a Medicare-Equivalent Member (“MCREM”) value in reviewing key factors of its performance. To determine the Medicare-Equivalent, CareMax estimates the amount of support typically received by one Medicare patient as equivalent to the level of support received by three Medicaid or Commercial patients. This is due to Medicare patients on average having significantly higher levels of chronic and acute conditions that need higher levels of care. Due to this dynamic, a 3:1 ratio is applied to make year over year comparisons of total membership more comparable. The breakdown of membership on a pro forma basis using MCREM is below:

	Pro forma
MCREM Count as of*	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 20, 2022	Sep 30, 2022	Dec 31, 2022
Medicare Advantage	16,500	16,500	21,500	26,500	33,500	34,000	37,000	39,500	93,500
Medicare Government VBC	—	—	—	—	—	—	—	—	109,500
Medicaid	7,000	7,600	7,900	8,100	9,400	9,400	9,900	10,600	11,100
Commercial	4,900	5,100	5,900	5,800	7,200	7,200	7,100	7,300	7,400
Total MCREM	28,400	29,200	35,300	40,400	50,100	50,600	54,000	57,400	221,500

*Figures may not sum due to rounding

Medicare Advantage Patients

As of December 31, 2022, CareMax had approximately 93,500 Medicare Advantage patients of which 99% were in value-based agreements. Approximately 35% of patients in the Medicare Advantage value-based care agreements were in full-risk contracts. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for some or all of the patient’s medical costs, CareMax is attributed an agreed percentage of the premium the Medicare plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by the Company). A reconciliation is performed periodically and if premiums exceed medical costs paid by the Medicare plan, CareMax receives surplus payments from the Medicare plan. If medical costs paid by the Medicare plan exceed premiums, CareMax is responsible to reimburse the Medicare plan.

Medicare Government Value-Based Care ("VBC") Programs

As of December 31, 2022, CareMax had approximately 109,500 patients enrolled in Medicare Government VBC Programs, of which 92% were in the Medicare Shared Savings Program ("MSSP") and 8% were in the ACO Reach program. The MSSP is sponsored by the CMS. The MSSP allows participating Accountable Care Organizations ("ACOs") to receive a share of cost savings they generate in connection with the management of costs and quality of medical services rendered to Medicare beneficiaries. Payments to the ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, the ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each participant if the participant is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”), which varies depending on the number of beneficiaries assigned to the ACO, must be achieved before the ACO can receive up to 75% of share of the savings if quality performance standards are met; the ACO is also responsible for 40% of the deficit. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared with the ACO.

Medicaid Patients

As of December 31, 2022, CareMax had approximately 33,500 Medicaid patients, of which approximately 100% were in value-based agreements. Approximately 91% of patients in the Medicaid value-based care agreements were in full-risk contracts. Using the MCREM metric, the level of support required to manage these Medicaid patients equates to that of approximately 11,100 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program.

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

Commercial Patients

As of December 31, 2022, CareMax managed approximately 22,000 commercial patients of which 39% were under a value-based arrangement that provided upside only financial incentives for quality and utilization performance. Using the MCREM metric, the level of support required to manage these commercial patients equates to that of approximately 7,400 Medicare patients.

CareMax cares for a number of commercial patients (approximately 5% of the Company’s total patients) for whom it is reimbursed on a fee-for-service basis via their health plan in situations where it does not have a capitation relationship with that particular health plan.

CareMax fee for-service revenue, received directly from commercial plans, on a per patient basis is typically lower than its per patient revenue for at-risk patients based in part because its fee-for-service revenue covers only the primary care services that it directly provides to the patient, while the risk revenue is intended to compensate it for the services directly performed by CareMax as well as the financial risk that it assumes related to the third-party medical expenses of at-risk patients.

Contracts with Payors

Our economic model relies on its capitated partnerships with payors which manage and market Medicare plans across the United States. CareMax has established strategic value-based relationships with a number of different payors for Medicare Advantage patients, Medicaid patients and ACA patients. Our three largest payor relationships were Payor A, Payor B and Payor C, which generated 29%, 18% and 18% of our revenue, respectively, during the year ended December 31, 2022. During the year ended December 31, 2021 our three largest payor relationships were Payor A, Payor D, and Payor E, which generated 43%, 17% and 15% of our revenue on a pro forma basis, assuming the Business Combination with IMC occurred on January 1, 2021. These existing contracts and relationships with our national partners and their understanding of the value of the CareMax model reduce the risk of entering into new markets as CareMax typically seeks to have payor contracts in place before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new markets, are critical to our long-term success. We believe CareMax’s model is well-aligned with its payor partners to drive better health outcomes for their patients, enhance patient satisfaction, and drive incremental patient and revenue growth. This alignment of interests helps ensure our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 57% of our total operating expenses for the year ended December 31, 2022. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at emergency rooms or hospitals; we do not restrict their access to care. Therefore, we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us from medical claims in excess of certain levels.

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

Payor Settlements

As it relates to our MSSP contracts, settlements from the CMS typically take place during the fourth quarter of each year, which results in variability of our accounts receivable, cash flow from operations, and cash balances throughout the year.

Investments in Growth

We expect to continue to focus on long-term growth through investments in our centers, MSO, platform, care model and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and costs to operate as a public company.

As we have communicated, we plan to invest in openings of new de novo centers both within and outside of Florida over the next several years. De novo centers require upfront capital and operating expenditures, which typically are not fully offset by revenues in the near-term, as a result of which we expect a period of unprofitability in our de novo centers before they break even. Costs we incur prior to opening of a de novo center include (1) incremental payroll costs from employees specifically associated with the operational, contractual, physical, or regulatory infrastructure for de novo centers, prior to their opening; (2) legal costs incurred directly associated with the de novo centers, prior to their opening, which includes services such as execution of leases, health plan contracts and other agreements; (3) other expenses related to diligence, design, permitting, and other “soft costs” at new sites; and (4) rent and facility expenses prior to center opening. Once a de novo center opens, we incur post-opening losses, which consist of center-level operating losses recognized at a de novo center until the center breaks even, up to 18 months after opening. The de novo post-opening losses consist of revenue, external provider costs and cost of care allocated to the de novo center. During the years ended December 31, 2022 and 2021, we incurred de novo pre-opening costs and post-opening losses, on a combined basis, of $13.0 and $2.6 million, respectively.

While our net income (loss) may decrease in the future because of these activities, we plan to balance these investments in future growth with a continued focus on managing our results of operations and generating positive income from our core centers and scaled acquisitions. In the longer term, we anticipate that these investments will positively impact our business and results of operations.

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

Use of Non-GAAP Financial Information

Certain financial information and data contained in this Annual Report is unaudited and does not conform to Regulation S-X. Accordingly, such information and data may not be included in, may be adjusted in, or may be presented differently in, any periodic filing, information or proxy statement, or prospectus or registration statement to be filed by the Company with the SEC. Some of the financial information and data contained in this Annual Report, such as Adjusted EBITDA and margin thereof, Platform Contribution and margin thereof and Pro Forma Medical Expense Ratio have not been prepared in accordance with GAAP. These non-GAAP measures of financial results are not GAAP measures of our financial results or liquidity and should not be considered as an alternative to net income (loss) as a measure of financial results, cash flows from operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. The Company believes these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to the Company’s financial condition and results of operations. Management uses these non-GAAP measures for trend analyses and for budgeting and planning purposes.

The Company believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating projected operating results and trends in and in comparing the Company’s financial measures with other similar companies, many of which present similar non-GAAP financial measures to investors. Management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by management about which expense and income are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. You should review the Company’s audited financial statements, which are included in this Annual Report.

Adjusted EBITDA

Beginning with this Form 10-K for the year ended December 31, 2022, for all periods presented, the Company has updated its presentation and calculation of the reconciliation of Adjusted EBITDA on a retrospective basis, among other things, to no longer add back de novo pre-opening costs and post-opening losses.

Adjusted EBITDA is defined as net income or loss before interest expense, depreciation and amortization, remeasurement of warrant and contingent earnout liabilities, goodwill impairment, stock-based compensation, loss or gain on extinguishment of debt, acquisition and integration related costs, restructuring and other, deSpac costs, income tax provision or benefit, and other income or costs that are considered one-time in nature as determined by management.

Additionally, prior to June 8, 2021, the date of the Business Combination, Adjusted EBITDA gives effect to the acquisitions of IMC and Care Holdings Group, LLC, which owned CareOptimize, as if they had occurred on January 1, 2021, which does not necessarily reflect what the Company’s Adjusted EBITDA would have been had the Business Combination occurred on the date indicated. Accordingly, historical information has been adjusted for pro forma adjustments calculated in a manner consistent with the concepts of Article 8 of Regulation S-X, which are ultimately added back in the calculation of Adjusted EBITDA. We believe that the inclusion of pro forma adjustments for periods prior to June 8, 2021, provides meaningful insights into the impact of the Business Combination.

Adjusted EBITDA is intended to be used as a supplemental measure of our performance that is neither required by, nor presented in accordance with GAAP. Management believes that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measure with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentations of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion. Due to these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Reconciliation to Adjusted EBITDA and Pro Forma Adjusted EBITDA

	Years Ended December 31,
(in thousands)	2022	2021	Y/Y Change
Net income (loss)	$(37,796)	$(6,675)	$(31,121)
Interest expense, net	20,242	4,492	15,750
Depreciation and amortization	21,719	13,216	8,503
Remeasurement of warrant and contingent earnout liabilities	(80,696)	(26,551)	(54,145)
Goodwill impairment	70,000	-	70,000
Stock-based compensation	10,271	1,341	8,930
Loss (gain) on extinguishment of debt, net	6,172	(1,630)	7,802
Acquisition and integration related costs (1)	20,213	9,169	11,044
Restructuring and other (2)	11,957	13,403	(1,446)
DeSpac costs (3)	40	5,492	(5,452)
Other (4)	(546)	1,067	(1,613)
Income tax provision (benefit)	(19,542)	159	(19,701)
Adjusted EBITDA	22,035	13,483	8,552
Pro forma adjustments (5)	-	(2,763)	2,763
Pro forma Adjusted EBITDA	$22,035	$10,720	$11,316

(1)
Includes all costs recognized in acquisition related costs in our consolidated statements of operations and incremental payroll compensation expense for employees directly associated with services to achieve synergies related to acquisitions closed during the years ended December 31, 2022 and 2021. Refer to Note 3 in the consolidated financial statements for specific details on the acquisitions closed during the years ended December 31, 2022 and 2021.
(2)
Represents initial costs to set up public company processes, incremental compensation and vendor expenses identified as temporary or duplicative and expected to be rationalized in the short term, and legal and professional expenses outside of the ordinary course of business, which are being incurred as part of the Company’s restructuring efforts as it integrates the two privately held companies that were combined in the Business Combination.
(3)
Represents primarily legal, professional, and incremental compensation costs related to the deSpac transaction that occurred on June 8, 2021. 2022 costs are related to tail insurance specific to the deSpac transaction.
(4)
The components of other are as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Software sale (a)	$(909)	$-
Tax-related costs	202	361
Legal settlement (a)	-	305
Other	161	401
	$(546)	$1,067
(a) Amounts relate to one-time in nature, out of ordinary items.

(5)
Pro forma adjustments are computed in a manner consistent with the concepts of Article 8 of Regulation S-X and give effect to the Business Combinations of IMC and Care Holdings as if they had occurred on January 1, 2021. The composition of the Pro forma adjustments is as follows (in thousands):

(in thousands)	Year Ended December 31, 2021
IMC Adjusted EBITDA prior to Business Combination (a)	$(2,047)
Care Holdings Adjusted EBITDA prior to Business Combination (a)	(735)
Other pro forma adjustments (b)	19
Total pro forma adjustments	$(2,763)

(a) The following table provides a reconciliation of net income (loss), the most closely comparable GAAP financial measure, to Adjusted EBITDA, for the results of IMC and Care Holdings prior to Business Combination

	Year Ended December 31, 2021
(in thousands)	IMC	Care Holdings
Net income (loss)	(7,753)	$(735)
Depreciation and amortization	1,911	-
Interest expense	3,796	-
Adjusted EBITDA	$(2,047)	$(735)

(b) Other adjustments consists primarily of the interest expense related to the issuance of the new term debt, which took place as of June 8, 2021, the closing date of the Business Combination, assuming the Business Combination took place on January 1, 2021.

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The chart below is a pro forma view of our operations. This pro forma view was calculated in a manner consistent with the concepts of Article 8 of Regulation S-X, assumes the Business Combination occurred on January 1, 2020, and is based upon estimates which we believe are reasonable.

Operating Metrics and Non-GAAP Platform Contribution and Pro Forma Platform Contribution

The following metrics are as of the end of the indicated period, except for Platform Contribution, which is for the indicated period ended.

	Pro Forma**
Non-GAAP Operating Metrics	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022
Centers	24	24	34	40	45	48	48	51	62
Markets	1	1	2	3	4	6	6	7	7
Patients (MCREM)*	28,400	29,200	35,300	40,400	50,100	50,600	54,000	57,400	221,500
Patients in value-based care arrangements (MCREM)	87.7%	87.0%	84.1%	87.2%	79.3%	79.8%	81.0%	78.2%	97.6%
Platform Contribution ($, millions)**	$17.9	$14.7	$8.2	$11.0	$16.0	$17.3	$21.7	$20.7	$25.6
* MCREM defined as Medicare Equivalent Members, which assumes the level of support received by a Medicare patient is equivalent to that received by three Medicaid or Commercial patients.
** For periods prior to and including June 30, 2021, the measure was calculated in a manner consistent with the concepts of Article 8 of Regulation S-X and represents pro forma Platform Contribution.

Centers

We define our centers as those primary care centers open for business and open for enrollment of patients at the end of a particular period.

Patients (MCREM)

MCREM patients includes both at-risk MA patients (those patients for whom we are financially responsible for their total healthcare costs) as well as risk and non-risk, non-MA patients. We define our total at-risk patients as patients who have selected us as their provider of primary care medical services as of the ends of a particular period and for whom we take responsibility for at least some degree of downside risk in capitated contracts. At-risk patient remains active in our system until we are informed by the health plan the patient is no longer active. As discussed above, CareMax calculates the amount of support typically received by one Medicare patient as equivalent to the level of support received by three Medicaid or Commercial patients.

Platform Contribution and Pro Forma Platform Contribution

We define Platform Contribution as gross profit plus depreciation and amortization, share-based compensation recognized within cost of care and other adjustments, as disclosed below. Gross profit is defined as revenue less the sum of (i) external provider costs; (ii) cost of care, including share-based compensation, and (iii) depreciation and amortization expense. We believe this metric best reflects the economics of our care model as it includes all medical claims expense associated with our patients’ care as well as the costs we incur to care for our patients at our centers. As a center matures, we expect the Platform Contribution from that center to increase both in terms of absolute dollars as well as a percentage of revenue. This increase will be driven by improving patient contribution economics over time, as well as our ability to generate operating leverage on the costs of our centers. Our aggregate Platform Contribution may not increase despite improving economics at our existing centers should we open new centers at a pace that skews our mix of centers towards newer centers.

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

(in millions)	Dec 31, 2020	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022
Gross profit (a)	$5.6	$3.9	$0.1	$4.5	$9.6	$11.2	$15.4	$14.8	$17.2
Depreciation and amortization	0.4	0.5	1.4	5.2	6.1	5.1	4.9	4.6	7.2
Share-based compensation	-	-	-	-	0.1	0.4	1.3	1.2	1.2
Pro forma adjustments (b)	11.8	10.3	6.7	-	-	-	-	-	-
Other adjustments (c)	-	-	-	1.3	0.2	0.6	0.1	0.1	-
Pro forma Platform Contribution	$17.9	$14.7	$8.2	n/a	n/a	n/a	n/a	n/a	n/a
Platform Contribution	n/a	n/a	n/a	$11.0	$16.0	17.3	$21.7	$20.7	$25.6

(a) Gross profit reflects the reclassification of stock compensation expense previously included in corporate, general and administrative expenses, which decreased gross profit by $0.1 million during the three months ended December 31, 2021, $0.4 million during the three months ended March 31, 2022, $1.3 million during the three months ended June 30, 2022, and $1.2 million during the three months ended September 30, 2022, and increased gross profit by $2.9 million during the three months ended December 31, 2022.

(b) Pro Forma adjustments are computed in a manner consistent with the concepts of Article 8 of Regulation S-X and give effect to the Business Combinations of IMC and Care Holdings as if they had occurred on January 1, 2020.

(c) Other adjustments includes incremental costs primarily related to post-Business Combination restructuring and integration initiatives. Other adjustments reflected during the three months ended September 30, 2021 include $0.6 million of incremental costs relating to one-time operational projects and $0.3 million of non-cash true-up of deferred rent expense. Other adjustments reflected during the three months ended March 31, 2022 include $0.3 million of costs for a pilot project regarding outsourcing.

Impact of COVID-19

The rapid spread of COVID-19 around the world and throughout the United States altered the behavior of businesses and people, with significant negative effects on federal, state and local economies. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

We estimate our performance for the year ended December 31, 2021, was impacted by approximately $23.1 million of non-recurring losses, consisting of a decrease in revenues due to challenges we faced in documenting the acuity of our patients and an increase in costs related to COVID-19 claims.

While we utilized telehealth to document the health conditions of our patients and increased our efforts to return our patients to our centers for in-person visits during the latter half of 2020 and the beginning of 2021, based on the difference between the risk adjusted

PMPM revenue expected by our historical models and the actual risk adjusted PMPM rates in 2021, we believe our revenue was negatively impacted by approximately $11.5 million in 2021 due to challenges we faced in documenting the acuity of our patients in 2020. In the event we were unable to adequately document the acuity of our patients for 2021 and in subsequent years, our revenues and financial performance could be significantly affected.

Additionally, for the year ended December 31, 2021, we experienced increased costs that we were able to document as claims directly related to COVID-19 totaling $11.6 million.

Management cannot accurately predict the future impacts of COVID-19 due to the uncertainty surrounding future spikes in COVID-19 cases or new variants that may emerge in the future. We estimate our performance for the year ended December 31, 2022, has been impacted by approximately $1.0 million of direct COVID-19 costs.

Components of Results of Operations

Revenue

Medicare Risk-Based Revenue and Medicaid Risk-Based Revenue. Our Medicare and Medicaid risk-based revenue consists primarily of capitation fees for medical services provided by us or managed by our MSO under a global capitation arrangement made directly with various MA payors. Capitation is a fixed amount of money per patient per month paid in advance for the delivery of health care services, whereby we are generally liable for medical costs in excess of the fixed payment and are able to retain any surplus created if medical costs are less than the fixed payment. A portion of our capitated revenues are typically prepaid monthly to us based on the number of MA patients selecting us as their primary care provider. Our capitated rates are determined as a percentage of the premium the MA plan receives from CMS for our at-risk members. Those premiums are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more in premium, and those with lower acuity patients receive less in premium. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via this risk adjustment model, our capitation payments will correlate with how our payor partners’ premiums change with CMS. Risk adjustment in future periods may be impacted by COVID-19 and our inability to accurately document the health needs of our patients, which may have an adverse impact on our revenue.

For Medicaid, premiums are determined by Florida’s AHCA and base rates are adjusted annually using historical utilization data projected forward by a third-party actuarial firm. The rates are established based on specific cohorts by age and sex and geographical location. AHCA uses a “zero sum” risk adjustment model that establishes acuity for certain cohorts of patients quarterly, and depending on the scoring of that acuity, may periodically shift premiums from health plans with lower acuity members to health plans with higher acuity members.

Other Revenue. Other revenue includes professional capitation payments. These revenues are a fixed amount of money per patient per month paid in advance for the delivery of primary care services only, whereby CareMax is not liable for medical costs in excess of the fixed payment. Capitated revenues are typically paid monthly to CareMax based on the number of patients selecting us as their primary care provider. Our capitated rates are fixed, contractual rates. Incentive payments for Healthcare Effectiveness Data and Information Set (“HEDIS”) and any services paid on a fee-for-service basis by a health plan are also included in other revenue. Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our affiliated medical groups. Revenue for primary care service for patients in partial risk or upside-only contracts, pharmacy revenue and revenue generated from CareOptimize are reported in other revenue. Finally, Other Revenue includes MSSP and ACO Reach revenue generated by our MSO.

Operating Expenses

External Provider Costs. External provider costs include services at-risk patients utilize that are rendered by providers other than CareMax. These include claims paid by the health plan and estimates for unpaid claims. The estimated reserve for incurred but not paid claims is included as a reduction to accounts receivable as we do not pay medical claims. Actual claims expense will differ from the estimated liability due to differences in estimated and actual patient utilization of health care services, the amount of charges, and other factors. We typically reconcile our medical claims expense with our payor partners on a monthly basis and adjust our estimate of incurred but not paid claims if necessary. To the extent we revise our estimates of incurred but not paid claims for prior periods up or down, there would be a correspondingly favorable or unfavorable effect on our current period results that may or may not reflect changes in long term trends in our performance. We expect our medical claims expenses to increase in both absolute dollar terms as well as on a PMPM basis given the healthcare spending trends within the Medicare population and the increasing disease burden of patients as they age.

Cost of Care. Cost of care includes the costs of additional medical services we provide to patients that are not paid by the plan. These services include patient transportation, medical supplies, auto insurance and other specialty costs, like dental or vision. In some instances, we have negotiated better rates than the health plans for these health plan covered services. In addition, cost of care includes rent, utilities and facilities costs required to maintain and operate our centers, and compensation of the clinic and support staff.

Cost of care also includes distributions to affiliate IPA physicians and physician groups. Expenses from our physician groups that contract with our MSO are consolidated with other clinical and MSO expenses to determine profitability for our at-risk and fee-for-service arrangements. Physician group economics are not evaluated on an individual provider basis, as MSO related medical expenses are consolidated at the contract level.

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

Sales and Marketing Expenses. Sales and marketing expenses represent employee-related expenses, such as salaries, commissions and related benefits, including stock-based compensation for sales and marketing departments. These expenses also include marketing and community relations related costs, such as radio and television advertising, events and promotional items.

Corporate, General and Administrative Expenses. Corporate, general, and administrative expenses represent employee-related expenses, such as salaries and related benefits, including stock-based compensation for support functions like finance, legal, human resources, and business developments. In addition, these expenses include corporate technology, third party professional services and corporate occupancy costs.

Depreciation and Amortization. Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation and amortization of intangibles considered to have definite lives.

Nonoperating Income (Expense)

Interest Expense, net. Interest expense consists primarily of interest payments, paid-in-kind interest, amortization of debt issuance costs and debt discount on our outstanding borrowings. Refer to Note 7 to the Consolidated Financial Statements, Debt and Related Party Debt.

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

Other income (expense), net. Other income (expense), net, consists of miscellaneous non-operating corporate expenses and gains.

Results of Operations

Year Ended December 31, 2022, compared to Year Ended December 31, 2021.

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Revenue
Medicare risk-based revenue	$486,718	$233,282	$253,435	108.6%
Medicaid risk-based revenue	96,534	46,493	50,042	107.6%
Other revenue	47,880	15,987	31,893	199.5%
Total revenue	631,132	295,762	335,370	113.4%
Operating expenses
External provider costs	424,182	206,747	217,435	105.2%
Cost of care	126,648	57,566	69,082	120.0%
Sales and marketing	11,761	4,955	6,806	137.4%
Corporate, general and administrative	75,824	40,579	35,244	86.9%
Depreciation and amortization	21,719	13,216	8,503	64.3%
Goodwill impairment	70,000	-	70,000	100.0%
Acquisition related costs	13,165	1,522	11,643	764.9%
Total costs and expenses	743,297	324,585	418,713	129.0%
Operating income (loss)	(112,165)	(28,822)	(83,343)	289.2%
Nonoperating income (expense)
Interest expense, net	(20,242)	(4,492)	(15,750)	350.6%
Change in fair value of derivative warrant liabilities	4,401	20,757	(16,356)	(78.8%)
Gain (loss) on remeasurement of contingent earnout liabilities	76,295	5,794	70,501	1,216.7%
Loss on disposal of fixed assets, net	-	(50)	50	(100.0%)
Gain (loss) on extinguishment of debt, net	(6,172)	1,630	(7,802)	(478.7%)
Other income (expense), net	546	(1,333)	1,879	(141.0%)
Income (loss) before income taxes	(57,337)	(6,516)	(50,821)	779.9%
Income tax benefit (expense)	19,542	(159)	19,701	(100.0%)
Net income (loss)	$(37,796)	$(6,675)	$(31,121)	466.2%

*Figures may not sum due to rounding

Medicare risk-based revenue. Medicare risk-based revenue was $486.7 million for the year ended December 31, 2022, an increase of $253.4 million, or 108.6%, compared to $233.3 million for the year ended December 31, 2021. This increase was driven primarily by a 108.2% increase in the average number of at-risk patients primarily from the acquisitions of CMG, SMA, DNF, and Advantis (the "Acquisitions") and as a result of the Business Combination with IMC.

Medicaid risk-based revenue. Medicaid risk-based revenue was $96.5 million for the year ended December 31, 2022, an increase of $50.0 million, or 107.6% compared to $46.5 million for the year ended December 31, 2021. Medicaid risk-based revenue relates primarily to patients that were acquired from the Business Combination with IMC in June 2021.

Other revenue. Other revenue was $47.8 million for the year ended December 31, 2022, an increase of $31.9 million, or 199.5%, compared to $16.0 million for the year ended December 31, 2021. The increase is related to fee-for-service and pharmacy revenues from the Acquisitions, the effect of the Steward Acquisition primarily related to MSSP and ACO Reach, and higher HEDIS and other surplus bonuses.

External provider costs. External provider costs were $424.2 million for the year ended December 31, 2022, an increase of $217.4 million, or 105.2%, compared to $206.7 million for the year ended December 31, 2021. The increase was driven by incremental costs to support the 108.5% increase in the Medicaid and Medicare risk-based revenue over the same period.

Cost of care expenses. Cost of care expenses were $126.7 million for the year ended December 31, 2022, an increase of $69.1 million, or 120.0%, compared to $57.6 million for the year ended December 31, 2021. The increase was due to increases in salaries and wages, medical supplies, and other related costs to support and operate the higher number of centers and members in 2022 as a result of the impact of the Acquisitions and the Business Combination with IMC, as compared to 2021.

Sales and marketing expenses. Sales and marketing expenses were $11.8 million for the year ended December 31, 2022, an increase of $6.8 million, or 137.4%, compared to $5.0 million for the year ended December 31, 2021. The increase was primarily due to higher salaries and wages and professional fees as we grow our sales and marketing infrastructure to support our operational growth.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $75.8 million for the year ended December 31, 2022, an increase of $35.2 million, or 86.9%, compared to $40.6 million for the year ended December 31, 2021. The increase was primarily due to the additional salaries and wages and professional fees to support the Acquisitions and the Business Combination with IMC, as well as a full-year of costs in 2022 associated with becoming a publicly traded company (in 2021 recognized a partial year of such costs).

Depreciation and amortization. Depreciation and amortization expense was $21.7 million for the year ended December 31, 2022, an increase of $8.5 million, or 64.3%, compared to $13.2 million for the year ended December 31, 2021. The increase was mostly driven by the higher amortization expense due to having twelve months of amortization expense during the current period, as compared to approximately seven months of amortization expense in the prior period, as we recorded intangible assets for the Business Combination with IMC in June 2021 and to a lesser extent the Steward Acquisition.

Goodwill impairment. During the year ended December 31, 2022, we have recognized goodwill impairment of $70.0 million, mainly driven by the reduction of the market value of our stock price in December 2022. No goodwill impairment charges were recognized during the year ended December 31, 2021.

Acquisition related costs. Acquisition related costs were $13.2 million for the year ended December 31, 2022, an increase of $11.6 million, or 764.9%, compared to $1.5 million for the year ended December 31, 2021. This increase is primarily driven by the costs associated with the Steward Acquisition incurred in 2022.

Interest expense, net. Interest expense, net was $20.2 million for the year ended December 31, 2022, an increase of $15.8 million, or 350.6%, compared to $4.5 million for the year ended December 31, 2021. This increase was due to the increased borrowings and higher weighted-average interest rate.

Change in fair value of derivative warrant liabilities. We recorded a gain of $4.4 million during the year ended December 31, 2022, a decrease of $16.4 million, or 78.8%, as compared to the gain of $20.8 million recognized during the year ended December 31, 2021. This decrease is driven primarily by the change in the Company’s stock price. Refer to Note 11, Fair Value Measurements, for further information on these warrants.

Gain (loss) on remeasurement of contingent earnout liabilities. During the year ended December 31, 2022, we recognized a gain on remeasurement of contingent earnout liabilities of $76.3 million, driven by the reduction of the market value of our stock price from November 10, 2022, the closing date of the Steward Acquisition, to December 31, 2022. During the year ended December 31, 2021, we recorded a gain related to the Business Combination of $5.8 million. Contingent earnout liabilities related to the Business Combination are no longer remeasured to fair value following their reclassification to equity during the third quarter 2021, and accordingly, no gain or loss related to the Business Combination contingent earnout liabilities was recognized in 2022.

Gain (loss) on extinguishment of debt. During the year ended December 31, 2022, in connection with the early extinguishment and termination of the Existing Credit Agreement, we recognized a loss on extinguishment of debt of $6.2 million. During the year ended December 31, 2021, we recorded a gain of $1.6 million primarily driven by the forgiveness of the Paycheck Protection Program ("PPP") loans.

Other (expense) income, net. Other income, net, was $0.5 million for the year ended December 31, 2022, a reduction of $1.9 million, or 141.0%, compared to other expense, net, of $1.3 million for the year ended December 31, 2021.

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had cash and cash equivalents on hand of $41.6 million. In addition, as of December 31, 2022, we had $65.0 million in availability under our Credit Agreement to draw term loans under certain circumstances to finance permitted acquisitions and similar permitted investments, de novo center growth and optimization of de novo centers and management services organization performance. In March 2023, we signed an amendment to the Credit Agreement, which, among other changes, has provided us with an incremental delayed draw term loan B facility in an aggregate amount of $60.0 million, subject to certain conditions.

Our principal sources of liquidity have been cash generated by our centers and MSO operations, borrowings under our credit facilities and proceeds from equity issuances. We have used these funds to meet our capital requirements, which consist of salaries, labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, center and office lease expenses, insurance premiums, acquisitions, and debt service.

Our future capital expenditures will depend on many factors, including the pace and scale of our expansion in new and existing markets, any future acquisitions, patient volume, and revenue growth rates. Many of our capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up. We also expect to incur costs related to acquisitions and de novo growth through the opening of new centers, which we expect to require significant capital expenditures, including lease and construction expenses. We may be required to seek additional equity or debt financing, in addition to cash on hand and borrowings under our credit facilities in connection with our business growth, including debt financing that may be available to us from certain health plans for each new center that we open under the terms of our agreements with those health plans. In the event that additional financing is required from outside sources, we may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, our business, results of operations, and financial condition would be materially and adversely affected. We believe that our existing cash, amounts available under our Credit Agreement, and amounts available to us under our agreement with Elevance Health, each as described below, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months from the issuance date of this report. As of December 31, 2022, we were in compliance, in all material respects, with all covenants under our credit facilities.

The Impact of COVID-19

As further detailed above in “Impact of COVID-19”, we estimate our performance during the years ended December 31, 2022 and 2021 has been impacted by approximately $1.0 million and $23.1 million, respectively, of non-recurring COVID-19 losses. While it is impossible to predict the scope or duration of COVID-19 or the future impact on our liquidity and capital resources, COVID-19 could materially affect our liquidity and operating cash flows in future periods.

Credit Facilities

Credit Agreement

In May 2022, the Company entered into a credit agreement (the “Credit Agreement”) that provided for an aggregate of up to $300 million in term loans, comprised of (i) initial term loans in aggregate principal amount of $190 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110 million (the “Delayed Draw Term Loans”). The Credit Agreement permits the Company to enter into certain incremental facilities subject to compliance with the terms, conditions and covenants set forth therein. In May 2022, the Company drew $190 million of the Initial Term Loans and used approximately $121 million of the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended (the "Existing Credit Agreement”) and recognized related debt extinguishment losses of $6.2 million. In November 2022, the Company drew $45 million of the Delayed Draw Term Loans.

Based on the elections made by the Company, as of December 31, 2022, borrowings under the Credit Agreement bore interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment based on the elected interest period) plus an applicable margin rate of 9.00%. As permitted under the Credit Agreement, the Company elected to capitalize 4.00% of the interest as principal amount. As a result of this election, the cash interest component of the applicable margin increased by 0.50%. Amortization payments under the Credit Agreement are payable in quarterly installments, commencing at the end of the quarter of the second anniversary of the closing of the Credit Agreement, in aggregate principal amounts equal to 0.25% of the aggregate outstanding principal amount of Initial Term Loans and Delayed Draw Term Loans. All amounts owed under the Credit Agreement are due in May 2027.

On March 8, 2023 (the “Amendment Closing Date”), the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment amended the Credit Agreement to, among other things, (i) provide for a new incremental delayed draw term loan B facility in an aggregate principal amount of $60.0 million; (ii) revise the commitment expiration date for the Company’s existing $110.0 million Delayed Draw Term Loan to forty-five days following the Amendment Closing Date, (iii) extend the commencement of amortization payments on loans under the Credit Agreement from March 31, 2024 to May 31, 2025;(iv) reduce the amount of interest that the Company may elect to capitalize from 4.00% to 3.50% beginning on the second anniversary of the execution date of the Credit Agreement, 3.00% beginning on the third anniversary of the execution date of the Credit Agreement, and 1.50% beginning on December 10, 2025; (v) increase the amount of the super-priority revolving credit facility that is permitted to be added to the Credit Agreement to $45.0 million and provide that the entirety of such facility may be used for general corporate purposes; and (vi) amend the prepayment provisions of the Credit Agreement, including to have such provisions run as of the Amendment Closing Date.

On March 24, 2023, the Company drew $30.0 million of the Delayed Draw Term Loans.

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, liens or encumbrances, to make certain investments, to enter into sale-leaseback transactions or sell certain assets, to make certain restricted payments or pay dividends, to enter into consolidations, to transact with affiliates and to amend certain agreements, subject in each case to the exceptions and other qualifications as provided in the Credit Agreement. The Credit Agreement also contains covenants that require the Company to satisfy a minimum liquidity requirement of $50.0 million, which may be decreased to $25.0 million if the Company achieves a certain adjusted EBITDA, and maintain a maximum total net leverage ratio based on the Company’s consolidated EBITDA, as defined in the Credit Agreement, with de novo losses excluded from the calculation of such ratio for up to 36 months after the opening of a de novo center, which maximum total leverage ratio will initially be 8.50 to 1.00, commencing with the fiscal quarter ended September 30, 2022 and is subject to a series of step-downs. For the fiscal quarters ending September 30, 2026 and thereafter the Company must maintain a maximum total net leverage ratio no greater than 5.50 to 1.00.

Loan and Security Agreement

In November 2022, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”), by and among Sparta Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of the Company, Sparta Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of the Company, Sparta Merger Sub I LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger LLC I”), Sparta Merger Sub II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (together with Merger LLC I, the “Guarantors”), Steward Accountable Care Network, Inc. (n/k/a as Steward Accountable Care Network, LLC) and Steward National Care Network, Inc. (n/k/a Steward National Care Network, LLC), as borrowers (the “Borrowers”), CAJ Lending LLC (“CAJ”) and Deerfield Partners L.P., as lenders (the “Lenders”), and CAJ, as administrative agent and collateral agent (in such capacity, the “Agent”). Mr. Carlos A. de Solo, a director of the Company and the Company’s President and Chief Executive Officer, Mr. Alberto de Solo, the Company’s Executive Vice President and Chief Operating Officer, and Mr. Joseph N. De Vera, the Company’s Senior Vice President and Legal Counsel, have interests in CAJ.

Pursuant to the Loan and Security Agreement, the Lenders provided the Borrowers a term loan (the “Term Loan”) in the aggregate principal amount of approximately $35.5 million. The Company used the proceeds of the Term Loan to fund the Financed Net Pre-Closing Medicare AR acquired in connection with the Steward Acquisition.

The Term Loan bears interest at 12.0% per annum. In addition, the Borrowers paid a facility fee equal to 3.0% of the aggregate principal amount of the Term Loan. Any additional interest (if applicable) accrued and owing during the term of the Loan and Security Agreement will be paid in kind and capitalized to principal monthly in arrears. From and after the occurrence and during the continuance of an event of default, the Term Loan will bear interest at a rate equal to 4.0% above the interest rate applicable immediately prior to the occurrence of the event of default. If Mr. Carlos de Solo is no longer serving as the Chief Executive Officer of the Company under certain circumstances and, following a request from CAJ, the Borrowers are unable to refinance the portion of the Term Loan advanced by CAJ, then the interest rate applicable to such portion may be increased by 5.0%.

The Loan and Security Agreement matures on the earlier of November 30, 2023, or three business days after the Borrowers receive payment for the Financed Net Pre-Closing Medicare AR from the federal government. The Term Loan may be prepaid, in whole or in part, without penalty or premium.

The Loan and Security Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The Loan and Security Agreement is secured by the Borrowers’ rights in the 2022 Medicare Shared Savings Receivables (as defined in the Loan and Security Agreement) and any and all proceeds thereof. The Loan and Security Agreement is subordinated in right of payment to the Credit Agreement.

Elevance Health Collaboration Agreement

In connection with our collaboration agreement with Elevance Health, which was announced in August of 2021, we plan to open centers across a number of priority states as part of our de novo strategy to open new centers. Elevance Health has agreed to provide debt financing of up to $1 million for each new center opened in partnership with Elevance Health. We intend to use such funds to partially offset the costs of opening new centers in connection with our de novo growth strategy.

In October 2022, in connection with the Elevance Health Collaboration Agreement we entered into a promissory note for an amount of $1.0 million due in October 2032. Funds received from Elevance Health pursuant to the aforementioned promissory note will be used to finance costs of one new center that was opened in partnership with Elevance Health.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021	Change
Net cash provided by (used in) operating activities	$(68,216)	$(23,856)	$(44,360)
Net cash provided by (used in) investing activities	$(62,502)	$(316,579)	$254,077
Net cash provided by (used in) financing activities	$124,428	$383,418	$(258,990)

Operating Activities. Net cash used in operating activities for the year ended December 31, 2022 was $68.2 million, compared to $23.9 million used in operating activities for the year ended December 31, 2021, an increase in cash used of $44.4 million. This increase is primarily the result of an increase in accounts receivable of $62.7 million, offset by the effect of a $19.4 million increase in accruals and payables, mostly driven by the timing of collections and payments and, to a lesser extent, the growth in total revenue.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2022, was $62.5 million, which was driven by purchases of leasehold improvements and medical equipment for our centers, cash purchase consideration of $55.8 million related to the Steward Acquisition and acquisition of medical practices, offset by the $0.8 million return of funds held in escrow related to 2021 acquisitions. Net cash used in investing activities of $316.6 million for the year ended December 31, 2021 was primarily driven by the Acquisitions and Business Combination.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2022 was $124.4 million, driven by the net proceeds of $230.0 million from borrowings issued under the Credit Agreement, net proceeds of $29.9 million from borrowings issued under the Loan and Security Agreement, offset by payment of related debt issuance costs of $8.0 million, early repayment of our Existing Credit Agreement of $122.0 million and issuance of cash collateral for letters of credit of $5.4 million. Net cash provided by financing activities of $383.4 million during the year ended December 31, 2021 was primarily related to the Business Combination, and consisted of $125.0 million of borrowings under the Existing Credit Agreement, $415.0 million from issuance and sale of Class A Common Stock, partially offset by cash used in the consummation of the reverse recapitalization of $108.4 million, repayment of borrowings of $27.7 million, equity issuance costs of $12.5 million, payment of deferred financing costs of $7.5 million and payment of debt prepayment penalties of $0.5 million.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under the Credit Agreement, Loan and Security Agreement, and operating leases for our centers and office space. Refer to Notes 7, 13 and 15 for more information on the details of our obligations and commitments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 or 2021.

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

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, for more detailed information regarding our significant accounting policies.

Medicare and Medicaid Risk-Based Revenue

Medicare and Medicaid Risk-Based Revenue consists primarily of fees for medical services provided under capitated arrangements directly with various Medicare Advantage and Medicaid managed care payors. The Company receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which the Company receives from the third-party payor a fixed payment of at-risk premium less an administrative charge for reporting on enrollees on a per patient per month basis (“PMPM” payment) for a defined patient population, and the Company is then responsible for providing healthcare services required by that patient population. PMPM fees can fluctuate throughout the contract based on the health status (acuity) of each individual enrollee. In certain contracts, PMPM fees also include “risk adjustments” for items such as performance incentives, performance guarantees and risk shares. The capitated revenues are recognized based on the estimated PMPM fees earned net of projected performance incentives, performance guarantees, risk shares and rebates because we are able to reasonably estimate the ultimate PMPM payment of these contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits. Subsequent changes in PMPM fees and the amount of revenue to be recognized are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount.

For enrolled members in which we control healthcare services, we act as the principal and the gross fees under these contracts are reported as revenue and the cost of third-party medical care is included in external provider costs.

External Provider Costs

External Provider Costs include all costs of caring for our at-risk patients and for third-party healthcare service providers that provide medical care to our patients for which we are contractually obligated to pay (through our full-risk capitation arrangements). The estimated reserve for a liability for unpaid claims is included in "Accounts receivable, net" in the consolidated balance sheets. Actual claims expense will differ from the estimated liability due to differences in estimated and actual member utilization of health care services, the amount of charges and other factors. From time to time, but at least annually, we assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made. Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established whereby we, as the contracted provider, receive only a portion of the risk and the associated surplus or deficit. We estimate and recognize an adjustment to medical expenses for Part D claims related to these risk corridor provisions based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill. The fair values of the assets acquired, and liabilities assumed are determined based upon the valuation of the acquired business and involves management making significant estimates and assumptions.

The Company's acquisitions, at times, has included earn-out provisions, also referred to as contingent consideration, which provide for additional consideration to the paid to the seller if certain conditions are met. These provisions are recorded as liabilities or as equity at fair value on the acquisition date and re-assessed or re-measured at fair value each reporting period until they expire or settle.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. We test goodwill for impairment at least annually on December 31st or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business or other factors.

ASC 350, Intangibles—Goodwill and Other, allows entities to first use a qualitative approach to test goodwill for impairment by determining whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the asset the Company will perform the quantitative goodwill impairment test, in which we compare the fair value of the reporting unit, that we primarily determine using an income approach based on the present value of expected future cash flows or market approach, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. We considered the effect of the overall economy and resulting impact on goodwill.

As a result of our goodwill impairment testing performed as of December 31, 2022, we have concluded that the carrying value of the CareMax reporting unit was higher than its estimated fair value, and accordingly, we recognized a goodwill impairment charge of $70.0 million. The calculation of the fair value of the CareMax reporting unit involved a number of estimates and assumptions, including the long-term projected growth rate and our market capitalization. If all other assumptions were held constant and the long-term projected growth rate was decreased by 50 basis points, the estimated fair value would decrease by approximately 1% or approximately $7.0 million. If all other assumptions were held constant and the share price decreased by 1%, the estimated fair value would decrease by approximately 0.5% or $4.0 million. There is no assurance that actual results will not differ materially from the underlying assumptions used to prepare discounted cash flow analyses. Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or intangible asset impairment charges in future periods and such charges could be material to our results of operations.

The Company does not have any indefinite-lived intangibles. Our definite-lived intangibles primarily consist of risk-based contracts and provider networks. Risk contracts and provider networks represent the estimated values of customer relationships or provider networks, respectively, of acquired businesses and have definite lives. We amortize our intangibles on a straight-line basis over their estimated useful lives ranging from two to eleven years, except for certain risk contracts, which are amortized using the accelerated method.

The determination of fair values and useful lives requires us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from acquired capitation arrangements from a market participant perspective, patient attrition rates, discount rates, and costs and years to replicate acquired provider networks.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815-15, Derivatives and Hedging - Embedded Derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

DFHT issued 5,791,667 common stock warrants in connection with our initial public offering (2,875,000) and a simultaneous private placement (2,916,667), which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At each measurement date, fair value of warrants issued has been estimated using the Black-Scholes-Merton Option Pricing model and Monte Carlo simulations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Please refer to our Financial Statements beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of December 31, 2022, based on the material weaknesses identified below.

Notwithstanding the identified material weaknesses described further below, we believe the consolidated financial statements included in this Form 10-K fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 using criteria established in "Internal Control – Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2022.

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

•
the restatement of the Company’s previously filed quarterly condensed consolidated financial information for the 2021 interim periods ended June 30, 2021 and September 30, 2021 related to goodwill, contingent earnout liabilities, additional paid-in capital, retained earnings/(deficit), gain/(loss) on remeasurement of earnout liabilities, earnings per share and the related disclosures; and

•
the restatement of the Company's previously filed consolidated financial statements as of and for the year ended December 31, 2021, as well as the quarterly condensed consolidated financial information for the 2021 interim period ended September 30, 2021 and the 2022 interim periods ended March 31, 2022, June 30, 2022, and September 30, 2022 related to other current assets and other assets.

Additionally, these material weaknesses could result in misstatements of substantially all accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan for the Material Weaknesses

In response to the aforementioned material weaknesses, management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. In 2021, management engaged an external advisor to assist in evaluating and documenting the design and operating effectiveness of our internal control over financial reporting, and their work is ongoing. Additionally, management has developed and started to execute a remediation plan, which included the hiring of a Vice President of Financial Reporting and Technical Accounting during the first quarter of 2022 and hiring of the Chief Accounting Officer with technical public company accounting and financial reporting experience during the third quarter of 2022. Our plan also includes providing enhanced access to accounting training, literature, research materials and documents and implementation of controls to review and evaluate conclusions regarding accounting for complex transactions, including the accounting for financial instruments and contingent earnout liabilities, which management has begun to implement. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Management believes that the remediation measures described above will be implemented in a manner such that the controls can be tested and the identified material weaknesses can be determined to be remediated, however, no assurance can be made that such remediation will occur or that additional material weaknesses will not be identified.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

We will hold our annual meeting of stockholders (the “2023 Annual Meeting”) on June 12, 2023. Because the date of the 2023 Annual Meeting has been changed by more than 30 days from the anniversary of our 2022 annual meeting of stockholders, the deadline for the submission of proposals by stockholders for inclusion in our proxy materials relating to the 2023 Annual Meeting in accordance with Rule 14a-8 under the Exchange Act will be the close of business on April 10, 2023, which we believe is a reasonable time before we expect to begin to print and send our proxy materials. Any proposal received after such date will be considered untimely.

In accordance with our Amended and Restated Bylaws (the “Bylaws”), stockholders who intend to nominate an individual for election as a director or submit a proposal regarding any other matter of business at the 2023 Annual Meeting must deliver written notice of any proposed business or nomination to our Secretary at our principal executive offices, no later than 5:00 p.m. Eastern Time on April 9, 2023. Any notice of proposed business or nomination must comply with the specific requirements set forth in our Bylaws in order to be considered at the 2023 Annual Meeting.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2023 Annual Meeting of Stockholders (the “Definitive Proxy Statement”).

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

2.2†

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

3.3

Certificate of Designation of Series A Preferred Stock of CareMax, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on November 14, 2022).

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

10.2	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (File No. 001-39391), filed with the SEC on December 21, 2020).
10.3	Form of Deerfield Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A (File No. 001-39391), filed with the SEC on December 21, 2020).
10.4†

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

10.5†

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

10.6**	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).
10.7**	CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).

10.8**

Form of Nonstatutory Stock Option Agreement under the CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 001-39391), filed with the SEC on December 17, 2021).

10.9**

Form of Restricted Stock Units Agreement under the CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 001-39391), filed with the SEC on December 17, 2021).

10.10**

Form of Incentive Stock Option Agreement under the CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 001-39391), filed with the SEC on December 17, 2021).

10.11**

Form of Restricted Stock Agreement under the CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 001-39391), filed with the SEC on December 17, 2021).

10.12†

MSO Risk Agreement, dated as of July 1, 2009, by and among Healthsun Health Plans, Inc. and Managed Healthcare Partners, LLC (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).

10.13†+

First Amendment to MSO Risk Agreement, dated as of December 17, 2015, by and among Healthsun Health Plans, Inc. and Managed Healthcare Partners, LLC (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 14, 2021).

10.14

Securities Purchase Agreement, dated as of March 8, 2021, by and among Interamerican Medical Center Group, LLC, Senior Medical Associates, LLC, Stallion Medical Management, LLC and Mohsin Jaffer (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on June 21, 2021).

10.15

Asset Purchase Agreement, dated as of July 5, 2021, by and among CareMax, Inc., CareMax Medical Centers of Central Florida, LLC, Unlimited Medical Services of Florida, LLC and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on July 7, 2021).

10.16

Exclusive Real Estate Advisory Agreement, dated as of July 13, 2021, by and between CareMax, Inc., Related CM Advisor, LLC and, with respect to certain sections thereof, The Related Companies, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on July 13, 2021).

10.17**

Separation and Release Agreement, dated September 30, 2021, by and between CareMax, Inc. and William C. Lamoreaux (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on October 6, 2021).

10.18**

Executive Employment Agreement, dated December 13, 2021, by and between Managed Healthcare Partners, L.L.C. and Carlos A. de Solo (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on December 17, 2021).

10.19**

Executive Employment Agreement, dated December 13, 2021, by and between Managed Healthcare Partners, L.L.C. and Alberto de Solo (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on December 17, 2021).

10.20**

Executive Employment Agreement, dated December 13, 2021, by and between Managed Healthcare Partners, L.L.C. and Kevin Wirges (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on December 17, 2021).

10.21†

Loan and Security Agreement, dated as of November 10, 2022, by and among CAJ Lending LLC as administrative agent and collateral agent, CAJ Lending LLC and Deerfield Partners, L.P. as lenders, and Sparta Merger Sub I LLC, Sparta Merger Sub II LLC, Sparta Merger Sub I Inc., Sparta Merger Sub II Inc., Steward Accountable Care Network, LLC, and Steward National Care Network, LLC as borrowers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on November 14, 2022).

10.22†

Investor Rights Agreement, dated as of November 10, 2022, by and between CareMax, Inc., Dr. Ralph de la Torre, Dr. Michael Callum, and certain other equityholders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on November 14, 2022).

10.23

Amendment to that certain Amended and Restated Registration Rights Agreement, dated as of November 10, 2022, by and among CareMax, Inc. and certain investors, including the Majority Deerfield Investors, the Majority IMC Investors, and the Majority CareMax Investors (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on November 14, 2022).

10.24

Amendment to that certain Registration Rights Agreement, dated as of November 10, 2022, by and among CareMax, Inc. and Related CM Advisor, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on November 14, 2022).

10.25

Consent and First Amendment to Credit Agreement, dated as of November 10, 2022, by and among CareMax, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39391), filed with the SEC on November 14, 2022).

21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.
23.2*	Consent of WithumSmith+Brown, PC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL)

+		Certain portions of this exhibit have been omitted pursuant to Regulation S-K, Item (601)(b)(10).
†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*		Filed or furnished herewith.
*	*	Management contracts or compensation plans, contracts or arrangements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2023	CareMax, Inc.

/s/ Carlos A. de Solo
Name: Carlos A. de Solo
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Carlos A. de Solo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2023
Carlos A. de Solo

/s/ Kevin Wirges	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
Kevin Wirges

/s/ Jose R. Rodriguez	Chairman of the Board of Directors	March 30, 2023
Jose R. Rodriguez

/s/ Beatriz Assapimonwait	Director	March 30, 2023
Beatriz Assapimonwait

/s/ Kevin Berg	Director	March 30, 2023
Kevin Berg

/s/ Hon. Dr. David J. Shulkin	Director	March 30, 2023
Hon. Dr. David J. Shulkin

/s/ Ryan O'Quinn	Director	March 30, 2023
Ryan O'Quinn

/s/ Bryan Cho	Director	March 30, 2023
Bryan Cho

/s/ Dr. Vincent Omachonu	Director	March 30, 2023
Dr. Vincent Omachonu

/s/ Ralph de la Torre	Director	March 30, 2023
Dr. Ralph de la Torre

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CareMax, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CareMax, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, of changes in stockholders’/members’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Hallandale Beach, Florida

March 30, 2023

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To Stockholders and the Board of Directors,

CareMax, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CareMax, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders/members’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WithumSmith+Brown, PC

Red Bank, New Jersey

March 16, 2022, except for the effects of the restatement disclosed in Note 2 (not presented herein) appearing in CareMax, Inc's consolidated financial statements included in Form 10-K/A filed on March 29, 2023, as to which the date is March 29, 2023.

PCAOB ID Number 100

CAREMAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS

Current Assets
Cash and cash equivalents	$41,626	$47,917
Accounts receivable, net	151,036	41,998
Inventory	723	550
Other current assets	3,245	3,786
Risk settlements due from providers	707	539
Total Current Assets	197,336	94,790

Property and equipment, net	21,006	15,993
Operating lease right-of-use assets	108,937	-
Goodwill, net	700,643	464,566
Intangible assets, net	123,585	59,811
Deferred debt issuance costs	1,685	1,972
Other assets	17,550	15,960
Total Assets	$1,170,743	$653,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,687	$3,110
Accrued expenses	18,631	8,690
Risk settlement liabilities	14,171	196
Related party debt, net	30,277	-
Current portion of third-party debt, net	253	6,275
Current portion of operating lease liabilities	5,512	-
Other current liabilities	790	3,687
Total Current Liabilities	77,322	21,959
Derivative warrant liabilities	3,974	8,375
Long-term debt, net	230,725	110,960
Long-term operating lease liabilities	96,539	-
Contingent earnout liability	134,561	-
Other liabilities	8,075	6,428
Total Liabilities	551,196	147,722
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY
Preferred stock (1,000,000 shares authorized; one and zero shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	-	-
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 111,332,584 and 87,367,972 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	11	9
Additional paid-in-capital	657,126	505,327
(Accumulated deficit) Retained earnings	(37,590)	33
Total Stockholders' Equity	619,547	505,370

Total Liabilities and Stockholders' Equity	$1,170,743	$653,092

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Revenue
Medicare risk-based revenue	$486,718	$233,282
Medicaid risk-based revenue	96,534	46,493
Other revenue	47,880	15,987
Total revenue	631,132	295,762

Operating expenses
External provider costs	424,182	206,747
Cost of care	126,648	57,566
Sales and marketing	11,761	4,955
Corporate, general and administrative	75,824	40,579
Depreciation and amortization	21,719	13,216
Goodwill impairment	70,000	-
Acquisition related costs	13,165	1,522
Total operating expenses	743,297	324,585
Operating loss	(112,165)	(28,822)
Nonoperating income (expense)
Interest expense, net	(20,242)	(4,492)
Change in fair value of derivative warrant liabilities	4,401	20,757
Gain (loss) on remeasurement of contingent earnout liabilities	76,295	5,794
Loss on disposal of fixed assets, net	-	(50)
(Loss) gain on extinguishment of debt, net	(6,172)	1,630
Other income (expense), net	546	(1,333)
Loss before income tax	(57,337)	(6,516)
Income tax (benefit) provision	(19,542)	159
Net loss	$(37,796)	$(6,675)

Weighted-average basic shares outstanding	90,799,308	52,620,980
Weighted-average diluted shares outstanding	90,799,308	52,620,980
Net income (loss) per share
Basic	$(0.42)	$(0.13)
Diluted	$(0.42)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'/MEMBERS' EQUITY

(in thousands, except share data)

	Class A Common Stock		Preferred	Additional	Members'		Retained Earnings	Total
	Shares	Amount	Stock	Paid-in-capital	units	Member's Equity	(Deficit)	Equity
BALANCE - DECEMBER 31, 2020	-	$-	$-	$-	$223	$6,504	$-	$6,727
Activity prior to the Business Combination:
Net income (loss)	-	-	-	-	-	(5,185)	-	(5,185)
Effects of the Business Combination:
Reverse recapitalization	28,780,819	3	-	(186,767)	(223)	(1,319)	1,523	(186,783)
Equity consideration issued to acquire IMC	10,412,023	1	-	155,346	-	-	-	155,347
Shares issued for holdback	55,000	-	-	821	-	-	-	821
Proceeds from the sale of Class A common stock, net of offering costs	41,000,000	4	-	397,525	-	-	-	397,529
Activity after the Business Combination:
Net income (loss)	-	-	-	-	-	-	(1,490)	(1,490)
Equity consideration to acquire SMA	384,615	-	-	5,027	-	-	-	5,027
Equity consideration to acquire DNF	2,741,528	-	-	26,072	-	-	-	26,072
Equity consideration issued to acquire BIX and Advantis	293,987	-	-	2,231	-	-	-	2,231
Contingently issuable stock to CMG Sellers and IMC Parent - First Share Price Trigger on Earnout Shares	3,200,000	1	-	39,109	-	-	-	39,110
Reclassification of contingent consideration previously liability classified	-	-	-	45,088	-	-	-	45,088
Proceeds from the sale of Class A common stock, net of offering costs	500,000	-	-	6,650	-	-	-	6,650
Stock compensation expense	-	-	-	1,341	-	-	-	1,341
Series A Warrants issued under the Advisory Agreement	-	-	-	12,883	-	-	-	12,883
BALANCE - DECEMBER 31, 2021	87,367,972	$9	$-	$505,327	$-	$-	$33	$505,370
Stock-based compensation expense	-	-	-	10,271	-	-	-	10,271
Issuance of shares upon vesting of stock-based compensation awards	535,612	-	-	-	-	-	-	-
Initial Share Consideration to acquire Steward Value-Based Care	23,500,000	2	-	134,418				134,420
Cancellation of shares and return of cash held in escrow	(71,000)	-	-	(481)	-	-	-	(481)
Vesting of Series B Warrants under Advisory Agreement	-	-	-	7,590	-	-	-	7,590
Other	-	-	-	-	-	-	173	173
Net income (loss)	-	-	-	-	-	-	(37,796)	(37,796)
BALANCE - DECEMBER 31, 2022	111,332,584	$11	$-	$657,126	$-	$-	$(37,590)	$619,547

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,796)	$(6,675)
Adjustments to reconcile net loss to net cash and cash equivalents
Depreciation and amortization expense	21,719	13,216
Amortization of debt issuance costs and discount	2,382	866
Stock-based compensation expense	10,271	1,341
Income tax provision	(19,542)	159
Change in fair value of derivative warrant liabilities	(4,401)	(20,757)
Loss (gain) on remeasurement of contingent earnout liabilities	(76,295)	(5,794)
Loss (gain) on extinguishment of debt	6,172	(1,630)
Payment-in-kind interest expense	5,277	-
Provision for credit losses	1,243	-
Goodwill impairment	70,000	-
Other non-cash, net	853	172
Changes in operating assets and liabilities:
Accounts receivable	(66,561)	(3,836)
Inventory	(172)	(85)
Other current assets	2,678	(768)
Risk settlement assets and liabilities	6,775	(459)
Due to (from) related parties	-	235
Other assets	(3,127)	(1,501)
Operating lease assets and liabilities	4,386	-
Accounts payable	1,730	(984)
Accrued expenses	4,722	1,216
Other liabilities	1,470	1,429
Net cash used in operating activities	(68,216)	(23,856)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,450)	(3,990)
Return of cash held in escrow	785	-
Acquisition of businesses, net of cash acquired	(55,837)	(312,589)
Net cash used in investing activities	(62,502)	(316,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock	-	415,000
Issuance costs of Class A common stock	-	(12,471)
Recapitalization transaction	-	(108,435)
Proceeds from third-party borrowings, net of discount	229,241	125,000
Proceeds from related party borrowings, net of discount	29,876	-
Principal payments on long-term debt	(121,977)	(27,711)
Payments of debt issuance costs	(7,272)	(7,478)
Debt extinguishment costs	-	(487)
Collateral for letters of credit	(5,439)	-
Net cash provided by financing activities	124,428	383,418

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,290)	42,983
Cash and cash equivalents - beginning of period	47,917	4,934
CASH AND CASH EQUIVALENTS - END OF PERIOD	$41,626	$47,917

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2022	2021
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Equity and warrant consideration issued to The Related Companies, L.P.	$7,590	$14,533
Equity consideration issued in acquisitions	134,420	188,678
Contingent consideration issued in business combination	210,856	38,348
Payroll Protection Program loan forgiveness	—	2,164
Additions to construction in progress funded through accounts payable	2,847	—
Cancellation of shares held in escrow	821	—
Accrued purchase consideration	1,225	—
Financed equipment purchases	607	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	12,797	4,423

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

Notes to Consolidated Financial Statements

Note 1. DESCRIPTION of business

CareMax, Inc. (“CareMax” or the “Company”), formerly Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), is a Delaware corporation, which announced its initial public offering in July 2020 (the "IPO") as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. As of December 31, 2022, the Company operated 62 centers and managed affiliated providers across 10 states that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

On December 18, 2020, DFHT entered into a Business Combination Agreement (the “Business Combination Agreement”) with CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”), and Deerfield Partners, L.P. (“Deerfield Partners”). The Business Combination (as defined below) closed on June 8, 2021 (the “Closing Date”), whereby DFHT acquired 100% of the equity interests in CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT. Immediately upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions (the “Business Combination”), the name of the combined company was changed to CareMax, Inc.

Unless the context otherwise requires, “the Company,” “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combination, to CMG and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to CareMax, Inc. and its subsidiaries.

Subsequent to consummation of the Business Combination, primarily during the second half of 2021, the Company acquired Senior Medical Associates, LLC ("SMA"), Stallion Medical Management, LLC ("SMM"), Unlimited Medical Services of Florida, LLC ("DNF"), Advantis Physician Alliance, LLC ("Advantis"), Business Intelligence & Analytics LLC ("BIX"), and three additional businesses (together with the acquisitions of SMA, SMM, DNF, Advantis and BIX, the "Acquisitions"). No material measurement period adjustments related to the Acquisitions were recognized during the year ended December 31, 2022 or 2021. Refer to Note 5, Goodwill and Other Intangible Assets, for information about measurement period adjustments.

On November 10, 2022, we completed the acquisition of the Medicare value-based care business of Steward Health Care System (“Steward Value-Based Care”). Refer to Note 3, Acquisitions, for further information.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts, which are not material, in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature, which are necessary for a fair statement of financial position, operating results and cash flows for the periods presented.

Pursuant to the Business Combination, the acquisition of CMG by DFHT was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, DFHT was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of CMG issuing equity for the net assets of DFHT, accompanied by a recapitalization. The net assets of DFHT are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of CMG. Further, CMG was determined to be the accounting acquirer in the acquisition of IMC (the “IMC Acquisition”), as such, the acquisition is considered a business combination under Accounting Standards Codification ("ASC") 805, "Business Combinations," and was accounted for using the acquisition method of accounting. CareMax recorded the fair value of assets acquired and liabilities assumed from IMC.

Notes to Consolidated Financial Statements — Continued

Financial information for the year ended December 31, 2021 includes the financial information and activities for (i) IMC for the period from June 8, 2021 to December 31, 2021, (ii) SMA for the period from June 18, 2021 to December 31, 2021, and (iii) DNF for the period from September 1, 2021 to December 31, 2021. Unless otherwise noted, information for periods prior to the Closing of the Business Combination reflects the financial information of CMG only.

Financial information for the year ended December 31, 2022, includes the financial information and activities for Steward Value-Based Care for the period from November 10, 2022 to December 31, 2022.

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity ("VIE"). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. Refer to Note 16, Variable Interest Entities, for additional information.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas where significant estimates are used in the accompanying financial statements include, but are not limited to, revenues and related receivables from risk adjustments, medical services expense and related payables, purchase price allocations, including fair value estimates of intangibles and contingent consideration, the valuation and related impairment testing of long-lived assets, including goodwill and intangible assets, the valuation of derivative warrant liabilities, and the estimated useful lives of fixed assets and intangible assets, including internally developed software. Actual results could differ from those estimates.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, in accordance with ASC 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. Any excess of the fair value of purchase consideration over the fair value of the assets acquired less liabilities assumed is recorded as goodwill.

Notes to Consolidated Financial Statements — Continued

The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involves management making significant estimates and assumptions.

The Company's acquisitions, at times, have included earn-out provisions, also referred to as contingent consideration, which provide for additional consideration to the paid to the seller if certain conditions are met. These provisions are recorded as liabilities or as equity at fair value on the acquisition date and re-assessed for balance sheet classification and re-measured at fair value each reporting period until they expire or settle.

Cash and Cash Equivalents

Cash and cash equivalents consist of currency on hand with banks and financial institutions and investments in money market funds. The Company considers all short-term, highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Medicare and Medicaid Risk-Based Revenue

Medicare and Medicaid Risk-Based Revenue consists primarily of fees for medical services provided under capitated arrangements directly with various Medicare Advantage and Medicaid managed care payors. The Company receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which the Company receives from the third-party payor a fixed payment of at-risk premium less an administrative charge for reporting on enrollees on a per patient per month basis (“PMPM” payment) for a defined patient population, and the Company is then responsible for providing healthcare services required by that patient population. PMPM fees can fluctuate throughout the contract based on the health status (acuity) of each individual enrollee. In certain contracts, PMPM fees also include “risk adjustments” for items such as performance incentives, performance guarantees and risk shares. The capitated revenues are recognized based on the estimated PMPM fees earned net of projected performance incentives, performance guarantees, risk shares and rebates because we are able to reasonably estimate the ultimate PMPM payment of these contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits. Subsequent changes in PMPM fees and the amount of revenue to be recognized are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount.

For enrolled members in which we control healthcare services, we act as the principal and the gross fees under these contracts are reported as revenue and the cost of third-party medical care is included in external provider costs.

The Company generates management services organization (“MSO”) revenue for services it renders to independent physician associations (the “IPAs”) under administrative service contracts. The MSO revenue is recognized in the month in which the eligible members are entitled to receive healthcare benefits during the contract term. For MSO contracts in which the Company acts as a principal in coordinating and controlling the range of services provided (other than clinical decisions) and, thus, accepts full financial risk for members attributed to the IPA and is therefore responsible for the cost of all healthcare services required by those members, the fees are recognized on a gross basis, consistent with ASC 606, Revenue From Contracts with Customers ("ASC 606"). The related revenue is recorded in Medicare risk-based and Medicaid risk-based revenue.

Other Revenue

Other Revenue primarily represents partial and no risk capitation, MSO and pharmacy revenue. Capitation revenue represents a fixed amount of money per patient per month paid in advance for the delivery of primary care services only, whereby the Company is not liable for medical costs in excess of the fixed payment. Capitated revenues are typically prepaid monthly to the Company based on the number of patients selecting us as their primary care provider. Our capitated rates are fixed, contractual rates. Incentive payments for Healthcare Effectiveness Data and Information Set (“HEDIS”) and any services paid on a fee for service basis by a health plan are also included in other revenue. Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our affiliated medical groups. Revenue for primary care services for patients in a partial risk or upside-only contracts is reported in other revenue.

For MSO contracts in which the Company does not coordinate or control the range of services provided and, thus, accepts partial or no financial risk for members attributed to the IPA, the revenue is recognized on a net basis, consistent with ASC 606, and is recorded in Other revenue.

External Provider Costs

Notes to Consolidated Financial Statements — Continued

External Provider Costs includes all costs of caring for our at-risk patients and for third-party healthcare service providers that provide medical care to our patients for which we are contractually obligated to pay (through our full-risk capitation arrangements). The estimated reserve for a liability for unpaid claims is included in "Accounts receivable, net" in the consolidated balance sheets. Actual claims expense will differ from the estimated liability due to differences in estimated and actual member utilization of health care services, the amount of charges and other factors. From time to time, but at least annually, we assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made. Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established whereby we, as the contracted provider, receive only a portion of the risk and the associated surplus or deficit. We estimate and recognize an adjustment to medical expenses for Part D claims related to these risk corridor provisions based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period.

We assess the profitability of our capitation arrangements to identify contracts where current operating results or forecasts indicate probable future losses. If anticipated future variable costs exceed anticipated future revenues, a premium deficiency reserve is recognized. No premium deficiency reserves were recorded as of December 31, 2022 or December 31, 2021.

Accounts Receivable

Accounts receivable are carried at the amounts the Company deems collectible. Accordingly, an allowance is provided based on credit losses expected over the contractual term. This allowance is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. Accounts receivables are written off when they are deemed uncollectible. As of December 31, 2022 and 2021, the Company's provision for credit losses was $1.2 million and $0, respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company’s cash balances with individual banking institutions are in excess of federally insured limits from time to time. The Company believes it is not exposed to any significant concentrations of credit risk from these financial instruments. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Composition of the Company's revenues and accounts receivable balances for the payors comprising 10% or more of revenue was as follows:

	Total Revenue
	Years Ended December 31,
	2022	2021
Payor A	29%	48%
Payor B	18%	n/a
Payor C	18%	n/a
Payor D	14%	n/a
Payor E	14%	n/a

	Accounts Receivable, net
	Years Ended December 31,
	2022	2021
Payor A	13%	27%
Payor B	11%	n/a
Payor C	13%	n/a
Payor D	13%	n/a
Payor E	6%	n/a

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

Notes to Consolidated Financial Statements — Continued

•
Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.
•
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

Derivative Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815-15, Derivatives and Hedging - Embedded Derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued common stock warrants in connection with our initial public offering and private placements, which are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity's Own Equity. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement warrants issued has been estimated using Monte Carlo simulations at each measurement date.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired. We test goodwill for impairment at least annually on December 31st or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale, disposition of a significant portion of the business or other factors.

ASC 350, Intangibles—Goodwill and Other, allows entities to first use a qualitative approach to test goodwill for impairment by determining whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the asset the Company will perform the quantitative goodwill impairment test, in which we compare the fair value of the reporting unit, that we primarily determine using an income approach based on the present value of expected future cash flows or market approach, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Goodwill impairment testing involves judgment, including the identification of reporting units, qualitative evaluation of facts and circumstances to determine if it is more likely than not that an impairment exists, and, if necessary, the estimation of the fair value of the applicable reporting unit. In determining the fair value of our single reporting unit we use market and income-based approaches. We have used our internal forecasts to estimate future cash flows, which we believe are consistent with those of a market participant. Actual results may differ materially from those used in our forecasts. We have used discount rates that are commensurate with the risks and uncertainty inherent in our reporting unit and in our internally-developed forecasts. We performed annual impairment testing as of December 31, 2022 and recognized goodwill impairment charges of $70.0 million, driven by the reduction of the market value of our stock price in December 2022.

The Company does not have indefinite-lived intangibles. Our definite-lived intangibles primarily consist of risk-based contracts and provider networks. Risk contracts and provider networks represent the estimated values of customer relationships or provider networks, respectively, of acquired businesses and have definite lives. We amortize our intangibles on a straight-line basis over their estimated useful lives ranging from two to eleven years, except for certain risk contracts, which are amortized using the accelerated method.

Notes to Consolidated Financial Statements — Continued

The determination of fair values and useful lives requires us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from acquired capitation arrangements from a market participant perspective, patient attrition rates, discount rates, and costs and years to replicate acquired provider networks.

Refer to Note 5, Goodwill and Other Intangible Assets, for further information.

Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Depreciation is calculated using a straight-line method over the estimated useful life of each class of depreciable asset. Leasehold improvements are depreciated over the lesser of the length of the related lease plus any expected renewal options or the estimated life of the assets.

A summary of estimated useful lives is as follows:

Leasehold Improvements	Lesser of lease term or asset life
Furniture and Equipment	5 to 7 Years
Vehicles	5 Years
Software	1 to 5 Years

Impairment of Long-lived Assets

Long-lived assets, such as prepaid warrants, property and equipment, right-of-use assets and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the use and eventual disposition of the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value.

The evaluation of long-lived assets is performed at the lowest level of identifiable cash flows. The determination of the fair value of the asset group requires management to estimate a number of factors including anticipated future undiscounted cash flows. Although we believe these estimates are reasonable, actual results could differ from those estimates due to uncertainty in the estimates being used.

Debt

The Company records debt in the consolidated balance sheets at carrying value, net of unamortized discounts and debt issuance costs.

The Company incurs specific incremental costs, other than those paid to lenders, in connection with the issuance of the Company’s debt instruments. Those deferred financing costs include loan origination costs and other direct costs payable to third parties and are recorded as a direct deduction from the carrying value of the associated debt liability in the consolidated balance sheets when the debt is drawn. The Company amortizes the deferred financing costs as interest expense over the term of the related debt using the effective interest method in the consolidated statements of operations.

Leases

The Company leases primarily operating facilities, office space, vehicles and IT equipment, which are accounted for as operating leases. These leases generally have lease terms from two years to twenty years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. The Company determines if an arrangement is a lease at inception and evaluates the lease classification (i.e., operating lease or financing lease) at that time. Lease arrangements with an initial term of 12 months or less are considered short-term leases. The Company recognizes lease expense for short-term leases on a straight-line basis over the term of the lease.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current portion of operating lease liabilities and long-term operating lease liabilities on the Company’s consolidated balance sheets. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date at cost, which comprises the initial amount of the associated lease liabilities, adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives, such as tenant allowances. The Company has no material financing leases.

Notes to Consolidated Financial Statements — Continued

Operating lease expense primarily represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term. Variable lease expense represents the payment of real estate taxes, insurance, and common area maintenance. The payment of variable real estate taxes, insurance and common area maintenance is generally based on the Company’s pro-rata share of the total property, a portion of which is leased by the Company.

The Company uses its incremental borrowing rate on the commencement date for determining the present value of lease payments. The Company considers the likelihood of exercising options to extend or terminate the lease when determining the lease term. In addition, where applicable, the Company includes rent escalation provisions into the calculation of the expected lease payments.

The Company has lease agreements with lease and non-lease components. The Company has elected the package of practical expedients, which, among other things, allows us to account for the lease and non-lease components as a single lease component for all leases.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Stock-Based Compensation Expense

The Company periodically issues Restricted Stock Units ("RSUs"), Performance Share Units ("PSUs"), and Stock Options ("Options") as share-based compensation to employees and non-employees in non-capital raising transactions for services. The Company accounts for such grants issued and vesting based on FASB ASC 718, Compensation – Stock Compensation ("ASC 718"), whereby the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. Measurement of share-based payment transactions with non-employees are recognized as compensation expense in the financial statements based on their fair values at grant date. That expense is recognized over the period during which a non-employee or consultant is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The fair value of the Company’s Options and PSUs are estimated using the Black-Scholes-Merton Option Pricing model and a Monte Carlo simulation, respectively, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or stock, and future dividends. The assumptions used in the Black-Scholes Merton Option Pricing model and Monte Carlo Simulation could materially affect compensation expense recorded in future periods. The assumptions used in the model and related impact are discussed in Note 8, Stockholders' Equity. The fair value of the Company’s RSUs are estimated using the market value of the underlying common stock on the grant date.

The Company has elected to account for any forfeitures in the period that they occur. Any awards modified are accounted for in the periods of the modification and in accordance with ASC 718. The Company recognizes the fair value of stock-based compensation within its statements of operations.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted- average number of shares of common stock outstanding during the period. The Company follows the provisions of ASC 260, Earnings Per Share, for determining whether contingently issuable shares are included for purposes of calculating net income (loss) per share and determining whether instruments

Notes to Consolidated Financial Statements — Continued

granted in equity-based compensation arrangements are participating securities for purposes of calculating net income (loss) per share. See Note 10, Net Income (Loss) Per Share.

Accounting Pronouncements

The Company elected to defer compliance with ASC Topic 842, Leases ("ASC 842"), consistent with the requirements for a private company due to the Company’s status as an emerging growth company and the provisions of the JOBS Act. Accordingly, the adoption of ASC 842 was applicable for the Company for the annual reporting period beginning January 1, 2022, and interim reporting periods within the annual reporting period beginning after December 15, 2022. The Company elected to adopt practical expedients which permits it to not reassess its prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company elected to combine lease and non-lease components for all lease contracts and also elected not to recognize ROU assets and lease liabilities for leases with terms of 12 months or less. The Company did not elect the hindsight practical expedient, which would have allowed the Company to revisit key assumptions, such as lease term, that were made when the lease was originally entered.

We have implemented ASC 842 effective January 1, 2022, using the modified retrospective approach, which allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the consolidated financial statements in the period of adoption without restating prior periods. We have elected to apply the new guidance at the date of the adoption, January 1, 2022, without restating prior periods. The financial effect of the adoption was an increase of approximately $73.7 million to the right-of-use asset and corresponding lease liabilities to the Company’s balance sheet as of January 1, 2022.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU improves comparability after business combinations by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for the Company on January 1, 2023, with early adoption permitted. This standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the effective date of adoption, and the impact in the future periods will depend on the contract assets and contract liabilities acquired in future business combinations. The Company will adopt this guidance in the event of a business combination subsequent to the effective date of the guidance.

The Company does not expect that any other recently issued accounting guidance will have a significant effect on its consolidated financial statements.

NOTE 3. ACQUISITIONS

2022 Acquisitions

Steward Acquisition

On November 10, 2022, the Company completed its previously announced acquisition, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), by and among (i) the Company, (ii) Sparta Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub I”), (iii) Sparta Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub II”), (iv) Sparta Merger Sub III Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub III” and, together with Merger Sub I and Merger Sub II, “Merger Subs” and each a “Merger Sub”), (v) Sparta Merger Sub I LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger LLC I”), (vi) Sparta Merger Sub II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger LLC II”), (vii) Sparta Merger Sub III LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger LLC III” and, together with Merger LLC I and Merger LLC II, “Merger LLCs” and each a “Merger LLC”), (viii) Sparta Sub Inc., a Delaware corporation ("SACN Holdco"), (ix) SNCN Holdco Inc. a Delaware corporation ("SNCN Holdco"), (x) SICN Holdco Inc., a Delaware corporation ("SICN Holdco" and, collectively with SACN Holdco, SNCN Holdco, Steward National Care Network, Inc. (n/k/a Steward National Care Network, LLC, “SNCN”), Steward Integrated Care Network, Inc., and Steward Accountable Care Network, Inc. (n/k/a as Steward Accountable Care Network, LLC, “SACN”), each a "target" and, collectively, the "Targets"), (xi) Sparta Holding Co. LLC, a Delaware limited liability company (the “Seller”), and (xii) Steward Health Care System LLC, a Delaware limited liability company (referred to collectively with the Seller, the “Seller Parties”), pursuant to which the Company acquired Steward Value-Based Care (such transaction, the “Steward Acquisition”).

The aggregate consideration paid to the Seller under the Merger Agreement on November 10, 2022, the date of the closing of the Steward Acquisition (the “Steward Closing”), consisted of (i) a cash payment of $25.0 million, subject to customary adjustments (ii) 23,500,000 shares (the “Initial Share Consideration”), subject to adjustments, of the Company’s Class A common stock, par value $0.0001 per share

Notes to Consolidated Financial Statements — Continued

(the “Class A Common Stock”) and (iii) a cash payment of $35.5 million, an amount equal to the value of the Targets’ accounts receivable attributable to Medicare value-based payments for the period between January 1, 2022 and the Steward Closing, minus the amount of such payments payable to the affiliate physicians of the Targets (the “Financed Net Pre-Closing Medicare AR”).

In addition, the Merger Agreement provides that, following the Steward Closing, upon 100,000 Medicare lives from and/or attributable to the Seller Parties’ Medicare network participating in risk-based, value-based care arrangements contracted through the Company with a Medical Expense Ratio of less than 85% for two consecutive calendar quarters, the Company will issue the Seller, for immediate distribution to its equity holders, a number of shares of Class A Common Stock (the “Earnout Share Consideration” and together with the Initial Share Consideration, the “Share Consideration”) that, when added to the Initial Share Consideration, would have represented 41% of the issued and outstanding shares of the Company’s Class A Common Stock as of the Steward Closing, in each case after giving effect to issuances of Class A Common Stock between the Steward Closing and June 30, 2023 in connection with the exercise of warrants to purchase Class A Common Stock outstanding as of the Steward Closing, the potential earnout under the Company’s June 2021 Business Combination and any forfeitures, surrenders or other dispositions to the Company of Class A Common Stock outstanding as of the Steward Closing. If not previously issued, the Earnout Share Consideration will also be issuable upon a Change in Control (as defined in the Merger Agreement) of the Company.

The following summarizes the consideration transferred at the closing of the Steward Acquisition (in thousands):

Cash consideration	$25,000
Initial Share Consideration (1)	134,420
Earnout Share Consideration (2)	212,355
Other consideration, net (3)	27,219
Total Steward Acquisition consideration	$398,994

(1) Represents issuance of 23.5 million shares of Class A Common Stock of the Company using the closing price as of the Steward Closing of $5.72 per share.

(2) Calculated as the 37.5 million shares of Class A Common Stock the Company estimates that it will be obligated to issue to the Seller Parties upon achievement of certain milestones as Earnout Share Consideration, multiplied by CareMax's closing stock price as of the Steward Closing of $5.72 per share and the estimated probability of payout of 99%.

(3) Represents funding of the Financed Net Pre-Closing Medicare AR of $35.5 million, offset by the Sellers' reimbursement to the Company of the interest and original issue discount of $6.8 million related to the Loan and Security Agreement (as defined in Note 7 of these consolidated financial statements) and by non-cash purchase price adjustment of $1.5 million.

The acquired assets and assumed liabilities of Steward Value-Based Care were recorded at their estimated fair values. The purchase price allocation for the Steward Acquisition has not been finalized as of December 31, 2022 and is based upon the best available information at the current time. The purchase price allocation will be finalized following the settlement of the 2022 MSSP Accounts Receivable, expected to take place during the fourth quarter of 2023. The following table summarizes the consideration paid and the preliminary fair value of the assets acquired and liabilities assumed as of closing (in thousands):

Accounts receivable	$43,060
Other working capital adjustments	(21,584)
Distribution liabilities	(7,032)
Intangible asset - Risk contracts	37,500
Intangible asset - Provider network	42,900
Net Assets Acquired (a)	94,844
Purchase Consideration (b)	398,994
Goodwill (b) - (a)	$304,150

The goodwill recorded as part of the acquisition included the expected synergies and other expected contribution to the Company's overall growth strategy. None of the goodwill recognized as part of the Steward Acquisition is deductible for income tax purposes. Refer to Note 5, Goodwill and Other Intangible Assets, for additional information.

Operating results of Steward Value-Based Care from the date of the Steward Closing, consisting of other revenue of $7.0 million and cost of care of $1.1 million, are included in the consolidated statement of operations of the Company for the year ended December 31, 2022.

Transaction Costs

The Company incurred $13.2 million for the year ended December 31, 2022, in advisory, legal, accounting and management fees in conjunction with the Steward Acquisition, which are included in acquisition related costs in the consolidated statements of operations. As of December 31, 2022, we have accrued $5.0 million, payment of which is contingent upon the Company's issuance of the Earnout Share Consideration to the Seller Parties.

Notes to Consolidated Financial Statements — Continued

Unaudited Pro Forma Information

The financial information in the table below summarizes the combined results of operations of the Company and Steward Value-Based Care, on a pro forma basis, as if the acquisition occurred on January 1, 2021. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021 or of results that may occur in the future.

	Years Ended December 31,
(in thousands)	2022	2021
Revenue	$669,319	$364,026
Net income (loss)	(34,315)	3,853

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to the purchase accounting. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented.

Other Acquisitions

During the year ended December 31, 2022, we acquired a number of medical practices for total consideration of $3.3 million and recognized related goodwill in the amount of $2.9 million and intangible assets of $0.4 million.

2021 Acquisitions

Acquisition of IMC

On June 8, 2021, the Company acquired 100% of the equity interests of IMC for total purchase consideration of $369.7 million, subject to final closing adjustments. The purchase consideration was comprised of the following (in thousands):

Cash consideration (1)	$172,302
Share consideration (2)	155,347
Contingent consideration (3)	40,785
Other consideration (4)	1,271
Total consideration	$369,705

(1)
Represents cash consideration inclusive of the payment of $79.8 million of IMC debt simultaneous with the Closing and the reimbursement of IMC Parent's transaction costs of $7.3 million.
(2)
Represents the issuance of 10,412,023 shares of Class A Common Stock, which shares were issued at a reference price of $10.00 per share, but the value of which was $14.92 per share, the closing price on the date of the IMC Acquisition.
(3)
Represents the fair value of equity-classified contingent consideration.
(4)
Represents the fair value of cash and equity purchase consideration held in escrow pending the finalization of final closing adjustments.

The IMC Acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired recorded at their estimated fair values as of the acquisition date.

The following table summarizes the purchase consideration and the fair value of the assets acquired and liabilities assumed, as recorded as of December 31, 2021 (in thousands):

Cash	$14,842
Accounts receivable	21,298
Other current assets	1,446
Property and equipment	6,198
Intangible assets	34,121
Other assets	448
Accounts payable and accrued expenses	(8,793)
Long term debt	(197)
Other long term liabilities	(1,898)
Net assets acquired	67,465
Excess of consideration over net assets acquired	302,240
Total consideration	$369,705

Notes to Consolidated Financial Statements — Continued

Goodwill was recognized as the amount of consideration transferred in excess of the fair value of net assets acquired. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The goodwill recognized that is expected to be deductible for income tax purposes is approximately $80.0 million.

The fair value associated with definite-lived intangible assets was $34.1 million, comprised of $33.9 million in risk contracts and $263,000 in trademarks. The definite-lived intangible assets will be amortized ranging from one to six years.

The Company’s net revenue and loss before income taxes for the year ended December 31, 2021 included revenues of $148.0 million and net income before taxes of $4.1 million related to IMC.

No material measurement period adjustments related to the acquisition of IMC were identified during the years ended December 31, 2022 and 2021. Refer to Note 5, Goodwill and Other Intangible Assets, for a summary of measurement period adjustments.

Acquisition of SMA Entities

On June 18, 2021, the Company completed the acquisition of 100% of the issued and outstanding equity interests of Senior Medical Associates, LLC, a Florida limited liability company (“SMA”), and Stallion Medical Management, LLC, a Florida limited liability company (“the SMA Acquisition”). The purchase consideration was comprised of the following (in thousands):

Cash consideration (1)	$52,000
Share consideration (2)	5,027
Total consideration	$57,027

(1)
Represents cash consideration of $52.0 million inclusive of $2.5 million held in escrow and $145,000 in SMA seller transaction cost.
(2)
Represents equity consideration of 384,615 shares of Class A Common Stock valued at $5.0 million based on the June 18, 2021 closing price of $13.07.

The SMA Acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired and liabilities assumed recorded at their estimated fair values as of the acquisition date.

The following table summarizes the purchase consideration and the fair value of the assets acquired and liabilities assumed, as recorded as of December 31, 2021 (in thousands):

Cash	$73
Accounts receivable	1,830
Property and equipment	178
Intangible assets	9,404
Other assets	29
Accounts payable and accrued expenses	(178)
Net assets acquired	11,336
Excess of consideration over net assets acquired	45,691
Total consideration	$57,027

Goodwill was recognized as the amount of consideration transferred in excess of the fair value of net assets acquired. The goodwill is primarily attributed to our assembled workforce, the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The goodwill recognized that is expected to be deductible for income tax purposes is approximately $45.0 million.

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

The Company’s net revenue and loss before income taxes for the year ended December 31, 2021 included revenues of $12.0 million and net income before taxes of $564,000 related to SMA.

No material measurement period adjustments related to the acquisition of SMA were identified during the years ended December 31, 2022 and 2021. Refer to Note 5, Goodwill and Other Intangible Assets, for a summary of measurement period adjustments.

Notes to Consolidated Financial Statements — Continued

Acquisition of DNF

On September 1, 2021, the Company acquired 100% of the assets of Unlimited Medical Services of Florida, LLC, a Florida limited liability company, dba DNF Medical Centers ("DNF"), for total purchase consideration of $114.2 million (the "DNF Acquisition"). The purchase consideration was comprised of the following (in thousands):

Cash consideration (1)	$88,118
Share consideration (2)	26,072
Total consideration	$114,190

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

The following table summarizes the purchase consideration and the fair value of the assets acquired and liabilities assumed, as recorded as of December 31, 2021 (in thousands):

Accounts receivable	$3,732
Property and equipment	3,520
Intangible assets	15,329
Other assets	65
Net assets acquired	22,646
Excess of consideration over net assets acquired	91,544
Total consideration	$114,190

Goodwill was recognized as the amount of consideration transferred in excess of the fair value of net assets acquired. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The goodwill recognized that is expected to be deductible for income tax purposes is approximately $90.0 million.

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

The Company’s net revenues and loss before income taxes for the year ended December 31, 2021 included revenue of $19.5 million and net loss before income taxes of $687,000 related to DNF.

No material measurement period adjustments related to the acquisition of DNF were identified during the years ended December 31, 2022 and 2021. Refer to Note 5, Goodwill and Other Intangible Assets, for a summary of measurement period adjustments.

Acquisition of Advantis

On December 22, 2021, the Company acquired 100% of the assets of Advantis Physician Alliance, LLC, dba Advantis Medical Centers ("Advantis") for total purchase consideration of $11.0 million (the "Advantis Acquisition"). The purchase consideration was comprised of the following (in thousands):

Cash consideration (1)	$9,865
Share consideration (2)	1,107
Total consideration	$10,972

(1)
Represents cash consideration of $9.9 million inclusive of $900,000 held in escrow and $60,000 in Advantis seller transaction costs.
(2)
Represents equity consideration of 145,883 shares of Class A Common Stock valued at $1.1 million based on the December 22, 2021 closing price of $7.59.

Notes to Consolidated Financial Statements — Continued

The Advantis Acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired recorded at their estimated fair values as of the acquisition date.

The following table summarizes the purchase consideration and the fair value of the assets acquired and liabilities assumed, as recorded as of December 31, 2021 (in thousands):

Accounts receivable	$242
Property and equipment	18
Intangible assets	1,064
Other assets	20
Net assets acquired	1,344
Excess of consideration over net assets acquired	9,628
Total consideration	$10,972

Goodwill was recognized as the amount of consideration transferred in excess of the fair value of net assets acquired. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the Company’s overall strategy. The goodwill recognized that is expected to be deductible for income tax purposes is approximately $9.5 million.

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

As the acquisition was consummated on December 22, 2021, Advantis did not materially contribute net revenues or net income before income taxes during the year ended December 31, 2021.

No material measurement period adjustments related to the acquisition of Advantis were identified during the years ended December 31, 2022 and 2021. Refer to Note 5, Goodwill and Other Intangible Assets, for a summary of measurement period adjustments.

Acquisition of Business Intelligence & Analytics LLC ("BIX")

On December 22, 2021, the Company acquired 100% of the assets of Business Intelligence & Analytics LLC ("BIX") for total purchase consideration of $5.1 million, subject to final closing adjustments (the "BIX Acquisition"). The purchase consideration was comprised of the following (in thousands):

Cash consideration (1)	$4,000
Share consideration (2)	1,124
Total consideration	$5,124

(1)
Represents cash consideration of $4.0 million.
(2)
Represents equity consideration of 148,104 shares of Class A Common Stock valued at $1.1 million based on the December 22, 2021 closing price of $7.59.

The BIX Acquisition was recorded as a business combination under ASC 805 with identifiable assets acquired recorded at their estimated fair values as of the acquisition date.

The following table summarizes the purchase consideration and the fair value of the assets acquired and liabilities assumed, as recorded as of December 31, 2021 (in thousands):

Intangible assets	$289
Net assets acquired	289
Excess of consideration over net assets acquired	4,835
Total consideration	$5,124

Goodwill was recognized as the amount of consideration transferred in excess of the fair value of net assets acquired. The goodwill generated is attributable to the assembled workforce and the expected growth and cost synergies and the expected contribution to the

Notes to Consolidated Financial Statements — Continued

Company’s overall strategy. The amount allocated to goodwill and intangible assets is subject to final adjustment to reflect the final valuations. The goodwill recognized that is expected to be deductible for income tax purposes is approximately $5.0 million.

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

As the BIX Acquisition was consummated on December 22, 2021, BIX did not materially contribute net revenues or net income before income taxes for the year ended December 31, 2021.

No material measurement period adjustments related to the acquisition of BIX were identified during the year ended December 31, 2022. Refer to Note 5, Goodwill and Other Intangible Assets, for a summary of measurement period adjustments.

Other Acquisitions

During the year ended December 31, 2021, we acquired 100% of three additional businesses. The acquisitions were accounted for as business combinations and the overall impact to our consolidated financial statements was not considered to be material. The fair value associated with definite-lived intangible assets from the acquisitions was $1.4 million. On a combined basis, the Company incurred and expensed acquisition-related transaction costs of $250,000 related to the acquisitions that were paid for by the Company. The total fair value of consideration paid or payable for these three acquisitions was $3.7 million. No material measurement period adjustments related to these acquisitions were identified during the year ended December 31, 2022. Refer to Note 5, Goodwill and Other Intangible Assets, for a summary of measurement period adjustments.
NOTE 4. REINSURANCE

The Company has purchased stop loss insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in the accompanying consolidated statements of operations.

The intent of the Company’s stop loss coverage is to limit the benefits paid for any individual patient. The Company’s stop loss limits are defined within each respective health plan contract or other third party contract and range typically from $30,000 to $200,000 per patient per year. Premium expense incurred was $19.4 million for the year ended December 31, 2022 and $10.9 million for the year ended December 31, 2021, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans or other third parties are unable to fulfill their obligations under stop loss contractual terms.

Recoveries recognized were $27.8 million for the year ended December 31, 2022 and $14.7 million for the year ended December 31, 2021, respectively. Estimated recoveries under stop loss policies are reported within the capitation receivable or amounts due health plans as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill from December 31, 2020 to December 31, 2022 (in thousands):

Carrying Amount
Balance at December 31, 2020	$10,068
Goodwill acquired	454,498
Balance at December 31, 2021	464,566
Goodwill acquired	307,062
Measurement period adjustments and other	(985)
Impairment	(70,000)
Balance at December 31, 2022	$700,643

During the year ended December 31, 2022, we recognized goodwill impairment of $70.0 million, driven by the reduction of the market value of our stock price in December 2022. The Company's cumulative goodwill impairment was $70.0 million and $0 million as of December 31, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements — Continued

Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted-Average Amortization Period (years)
December 31, 2022
Risk contracts	$102,070	$(24,217)	$77,853	8
Provider Network	42,900	(851)	42,049	7
Non-compete agreements	4,170	(1,518)	2,652	5
Trademarks	1,862	(1,352)	510	2
Other	693	(171)	522	5
Total	$151,695	$(28,109)	$123,585

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted-Average Amortization Period (years)
December 31, 2021
Risk contracts	$64,822	$(9,818)	$55,004	7
Non-compete agreements	4,202	(686)	3,516	5
Trademarks	1,867	(827)	1,040	2
Other	251	—	251	5
Total	$71,141	$(11,331)	$59,811

Amortization expense totaled $16.8 million and $10.4 million for the year ended December 31, 2022 and 2021, respectively.

The estimated amortization for the intangible assets for each of the succeeding five years and thereafter was as follows (in thousands):

Year	Amount
2023	21,406
2024	19,422
2025	17,871
2026	16,451
2027	12,905
Thereafter	35,530
Total	123,585

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Leasehold improvements	$10,661	$7,516
Vehicles	3,743	3,711
Furniture and equipment	8,871	5,470
Software	3,725	2,950
Construction in progress	4,621	2,254
Total	31,620	21,902
Less: Accumulated depreciation	(10,614)	(5,909)
Total Property and equipment, net	$21,006	$15,993

Construction in progress consisted of leasehold improvements at the Company's centers, which have not opened as of December 31, 2022.

Depreciation expense totaled $4.9 million and $2.8 million for the year ended December 31, 2022 and 2021, respectively.

NOTE 7. DEBT AND RELATED PARTY DEBT

Credit Agreement

In May 2022, the Company entered into a credit agreement (the “Credit Agreement”) that provided for an aggregate of up to $300 million in term loans, comprised of (i) initial term loans in the aggregate principal amount of $190 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110 million (the “Delayed Draw Term Loans”). The Credit

Notes to Consolidated Financial Statements — Continued

Agreement permits the Company to enter into certain incremental facilities subject to compliance with the terms, conditions and covenants set forth therein. In May 2022, the Company drew $190 million of the Initial Term Loans and used approximately $121 million of the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended and recognized related debt extinguishment losses of $6.2 million. In November 2022, the Company drew $45 million of the Delayed Draw Term Loans.

Based on the elections made by the Company, as of December 31, 2022, borrowings under the Credit Agreement bore interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment based on the elected interest period), plus an applicable margin rate of 9.00%. As permitted under the Credit Agreement, the Company elected to capitalize 4.00% of the interest as principal amount. As a result of this election, the cash interest component of the applicable margin increased by 0.50%. Amortization payments under the Credit Agreement are payable in quarterly installments, commencing at the end of the quarter of the second anniversary of the closing of the Credit Agreement, in amounts equal to 0.25% of the aggregate outstanding principal amount of Initial Term Loans and Delayed Draw Term Loans. All amounts owed under the Credit Agreement are due in May 2027.

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

Loan and Security Agreement - Related Party Debt

In November 2022, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”), by and among Merger Sub I, Merger Sub II, Merger LLC I, Merger LLC II (together with Merger LLC I, the “Guarantors”), SACN and SNCN, as borrowers (the “Borrowers”), CAJ Lending LLC (“CAJ”) and Deerfield Partners L.P., as lenders (the “Lenders”), and CAJ, as administrative agent and collateral agent (in such capacity, the “Agent”). Mr. Carlos A. de Solo, a director of the Company and the Company’s President and Chief Executive Officer, Mr. Alberto de Solo, the Company’s Executive Vice President and Chief Operating Officer, and Mr. Joseph N. De Vera, the Company’s Senior Vice President and Legal Counsel, have interests in CAJ.

Pursuant to the Loan and Security Agreement, the Lenders provided the Borrowers a term loan (the “Term Loan”) in the aggregate principal amount of approximately $35.5 million. The Company used the proceeds of the Term Loan to fund the Financed Net Pre-Closing Medicare AR acquired in connection with the Steward Acquisition.

The Term Loan bears fixed interest of 12.0% per annum. In addition, the Borrowers paid a facility fee equal to 3.0% of the aggregate principal amount of the Term Loan, which was accounted for as a debt discount. Any additional interest (if applicable) accrued and owing during the term of the Loan and Security Agreement will be paid in-kind and capitalized to principal monthly in arrears. From and after the occurrence and during the continuance of an event of default, the Term Loan will bear interest at a rate equal to 4.0% above the interest rate applicable immediately prior to the occurrence of the event of default. If Mr. Carlos de Solo is no longer serving as the Chief Executive Officer of the Company under certain circumstances and, following a request from CAJ, the Borrowers are unable to refinance the portion of the Term Loan advanced by CAJ, then the interest rate applicable to such portion may be increased by 5.0%. Pursuant to the Merger Agreement, the Seller has agreed to pay the costs of financing the Financed Net Pre-Closing Medicare AR and, at the Steward Closing, paid to the Borrowers $6.8 million, representing all scheduled payments of interest and fees from the Steward Closing Date up to and including November 30, 2023, which amount was then paid in advance by the Borrowers to the Lenders.

The Loan and Security Agreement matures on the earlier of November 30, 2023, or three business days after the Borrowers receive payment for the Financed Net Pre-Closing Medicare AR from the federal government. The Term Loan may be prepaid, in whole or in part, without penalty or premium.

The Loan and Security Agreement contains customary representations, warranties, affirmative covenants, negative covenants and events of default. The Loan and Security Agreement is secured by the Borrowers’ rights in the Medicare Shared Savings Receivables (as defined in the Loan and Security Agreement) and any and all proceeds thereof. The Loan and Security Agreement is subordinated in right of payment to the Credit Agreement.

Notes to Consolidated Financial Statements — Continued

Elevance Health

In October 2022, in connection with the collaboration agreement with Elevance Health (formerly known as Anthem), which was announced in August 2021, the Company entered into a promissory note for an amount of $1.0 million due in October 2032. This borrowing bears fixed interest of 6.25% per annum.

Debt consisted of the following (in thousands):

	As of December 31,
	2022	2021
Indebtedness under the Credit Agreement	$240,277	$121,875
Indebtedness under the Loan and Security Agreement - Related party debt	35,510	-
Other	1,657	65
Less: Unamortized discounts and debt issuance costs	(16,188)	(4,704)
	261,256	117,236
Less: Current portion	(30,530)	(6,275)
Long-term portion	$230,725	$110,960

Future maturities of debt outstanding at December 31, 2022 were as follows (in thousands):

Year	Amount
2023	$35,763
2024	1,660
2025	2,599
2026	2,591
2027	2,576
Thereafter	232,255
Total	$277,444

As of December 31, 2022, we were in compliance, in all material respects, with all covenants under our credit facilities.

NOTE 8. STOCKHOLDERS’ EQUITY

The consolidated statements of changes in equity reflect the Reverse Recapitalization discussed in Note 2, Summary of Significant Accounting Policies. As CMG was deemed the accounting acquirer in the Reverse Recapitalization with DFHT, all periods prior to the consummation of the Business Combination reflect the balances and activity of CMG.

In connection with the Business Combination, the Company adopted the third amended and restated certificate of incorporation, dated June 8, 2021 (the “Amended and Restated Charter”) to, among other things, increase the total number of authorized shares of all classes of capital stock, par value of $0.0001 per share, to 261,000,000 shares, consisting of (i) 260,000,000 shares of common stock, including 250,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock, and (ii) 1,000,000 shares of preferred stock. In addition, 3,593,750 shares of Class B Common Stock were converted, on a one-for-one basis, into shares of Class A Common Stock, and as of December 31, 2022 or 2021, there were no shares of Class B Common Stock issued or outstanding.

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

During the year ended December 31, 2021, in connection with the acquisition of SMA, the Company issued 384,615 shares of Class A Common Stock.

On July 13, 2021, the Company issued 500,000 shares of Class A Common Stock in connection with the execution of the Advisory Agreement (as defined below).

In connection with the acquisition of DNF, the Company issued 2,741,528 shares of Class A Common Stock. Also, during the year ended December 31, 2022, the first tranche of contingently issuable shares totaling an aggregate of 3,200,000 shares of Class A Common Stock were issued to the CMG Sellers and IMC Parent (“Earnout Shares” described in Contingent Consideration below).

Notes to Consolidated Financial Statements — Continued

On December 22, 2021, the Company issued 145,883 and 148,014 shares of Class A Common Stock in connection with the acquisitions of Advantis and BIX, respectively.

During the year ended December 31, 2022, the Company issued 23.5 million shares of Class A Common Stock in connection with the Steward Acquisition. Refer to Note 3, Acquisitions, and Note 12, Related Party Transactions, for further information.

Related Advisory Agreement

On July 13, 2021, the Company entered into an exclusive real estate advisory agreement (the "Advisory Agreement") with Related CM Advisor, LLC (the “Advisor”), a Delaware limited liability company and a subsidiary of The Related Companies, L.P. (“Related”) (the “Advisory Agreement”), pursuant to which the Advisor has agreed to provide certain real estate advisory services to the Company on an exclusive basis. The services include identifying locations for new centers nationwide as part of the Company’s de novo growth strategy, including, but not limited to, locations within and proximate to affordable housing communities that may be owned by Related.

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

Series B Warrants are recognized at their grant date fair value once vesting becomes probable. During the year ended December 31, 2022, the Company recorded $7.6 million, which represents the fair value of the vested Series B Warrants, in other assets, except for the portion that represents amortization expected to be recognized during the next twelve months, which is recorded in other current assets, to reflect vesting of 1,500,000 Series B Warrant Shares. None of the Series B Warrant Shares were vested as of December 31, 2021. Refer to Note 12, Related Party Transactions, for additional information.

Preferred Stock

The Amended and Restated Charter authorizes the Company to issue up to 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. During the year ended December 31, 2022, the Company issued one share of Series A Preferred Stock to the Seller of Steward Value-Based Care (refer to Note 3, Acquisitions, for information about the Steward Acquisition). This share of Series A Preferred Stock has a stated par value of $0.0001 and has no economic rights. The holder of the outstanding share of Series A Preferred Stock is entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to the Special Matters (as defined in the Certificate of Designation of Series A Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on November 10, 2022 ), and has no other voting rights. In any such vote, the share of Series A Preferred Stock will be entitled to 37,241,783 votes. The voting rights under the share of Series A Preferred Stock last until the earlier of (i) the two year anniversary of the Steward Closing and (ii) the issuance of the Earnout Share Consideration in connection with the Steward Acquisition.

Redeemable Warrants - Public Warrants

Notes to Consolidated Financial Statements — Continued

In July 2020, in connection with the IPO, DFHT sold 2,875,000 Public Warrants. Each whole Public Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreements entered into at the time of the IPO, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A Common Stock. This means only a whole Public Warrant may be exercised at a given time by a warrant holder. No fractional warrants were issued upon separation of the units issued in connection with the IPO and only whole Public Warrants will trade. The Company may redeem the Public Warrants when the price per share of Class A Common Stock equals or exceeds certain threshold prices.

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

Contingent Consideration - Business Combination

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, became entitled to receive Contingent Consideration to be paid out in the form of Class A Common Stock. The Business Combination Agreement provided that up to an additional 3,500,000 and 2,900,000 Earnout Shares would become payable after the Closing to the CMG sellers and IMC Parent, respectively: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1,750,000 and 1,450,000 Earnout Shares would become issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1,750,000 and 1,450,000 Earnout Shares would become issued and paid to the former owners of CMG and IMC, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company enters into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction is greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at closing of such change in control transaction, the Share Price Triggers would be deemed to have been satisfied and the Company shall issue, as of such closing, all of the Earnout Shares. The contingent consideration was classified as a liability for the period ended June 30, 2021. On July 9th, 2021, the volume weighted average trading price of Class A Common Stock exceeded the $12.50 on 20 or more days resulting in the satisfaction of the First Share Price Trigger. After the First Share Price Trigger was achieved on July 9, 2021, the estimated fair value of the Earnout Shares was recorded as an equity-classified instrument as a component of stockholders' equity, with the change in fair value from the prior reporting period recorded in earnings. Accordingly, 1,750,000 and 1,450,000 Earnout Shares were issued and paid to the CMG Sellers and IMC Parent, respectively.

Contingent Consideration - Steward Acquisition

Refer to Note 3, Acquisitions, for information related to the contingent Earnout Share Consideration issued in connection with the Steward Acquisition.

Notes to Consolidated Financial Statements — Continued

NOTE 9. STOCK-BASED COMPENSATION

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

Our outstanding stock-based compensation awards consist of time-based share awards (restricted stock units, or the "RSUs"), performance-based share awards (the "PSUs") and options. Our equity awards generally vest over a three-year period, subject to continued employment with the Company through the applicable vesting date.

RSUs

The following table summarizes the RSU activity for the year ended December 31, 2022:

	Number of shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	975,000	$7.92
Granted	2,461,140	8.24
Vested	(460,859)	8.39
Forfeited	(302,067)	8.16
Outstanding as of December 31, 2022	2,673,214	$8.11

As of December 31, 2022, total unrecognized compensation expense related to unvested RSUs was $17.4 million expected to be recognized over a weighted-average expected performance period of 2.1 years. As of December 31, 2021, total unrecognized compensation expense related to unvested RSUs was $7.7 million and expected to be recognized over a weighted-average remaining performance period of 2.6 years.

PSUs

For the PSUs, which are issued to executives, the performance-based vesting will be satisfied with respect to a percentage of the recipient’s PSUs, as and when the price per share of Class A Common Stock specified is achieved, on a volume-adjusted weighted-average basis 30 days prior to July 1, 2023, the expiration of the awards, subject to the executive's continued employment with the Company through the applicable vesting date.

The following table summarizes the PSU activity for the year ended December 31, 2022:

	Number of shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	66,000	$6.05
Granted	143,163	5.56
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2022	209,163	$5.71

As of December 31, 2022, unrecognized compensation expense related to unvested PSUs was $0.7 million expected to be recognized over the weighted-average remaining performance period of 2.0 years. As of December 31, 2021, unrecognized compensation expense related to unvested PSUs was $397,000 expected to be recognized over the weighted-average remaining performance period of 1.7 years.

The fair-value of the PSUs was determined on grant dates using a Monte Carlo model with the following assumptions:

Notes to Consolidated Financial Statements — Continued

	Years Ended December 31,
	2022	2021
Underlying stock price	$8.34	$9.27
Performance Period	2.00	1.70
Risk-free interest rate	2.4%	0.4%
Volatility	55.0%	55.0%
Dividend yield	0.0%	0.0%

The risk-free interest rate utilized is based on a 10-year term-matched zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on annualized standard deviation of daily continuously compounded returns of the Company's peer firms using the Guideline Public Companies method.

Options

Options provide an option to purchase a defined number of shares at a strike price of $10.00 per share.

The following table summarizes the options activity for the year ended December 31, 2022:

	Number of shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2021	131,000	$5.82
Granted	286,332	6.13
Vested	(43,767)	5.82
Forfeited	—	—
Outstanding as of December 31, 2022	373,565	$6.06

As of December 31, 2022, unrecognized expense related to unvested options was $1.7 million and was expected to be recognized over a weighted-average expected performance period of 2.1 years. As of December 31, 2021, unrecognized compensation expense related to unvested options was $764,000 and was expected to be recognized over the weighted-average remaining performance period of 2.6 years.

The fair-value of options was determined on grant dates using a Black-Scholes-Merton Option Pricing model with the following assumptions:

	Years Ended December 31,
	2022	2021
Underlying stock price	$8.34	$9.27
Performance Period	2.00	0.80
Risk-free interest rate	2.4%	1.6%
Volatility	65.5%	54.7%
Dividend yield	0.0%	0.0%

The risk-free interest rate utilized is based on an interpolated term-matched zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on annualized standard deviation of daily continuously compounded returns of the Company's peer firms using the Guideline Public Companies method.

The Company has recorded stock-based compensation expense totaling $10.3 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements — Continued

NOTE 10. NET INCOME (LOSS) PER SHARE

The following table sets forth the calculation of basic and diluted net income (loss) per share for the periods indicated based on the weighted-average number of common share outstanding during the period subsequent to the Business Combination (in thousands, except share and per share data):

	Years Ended December 31,
	2022	2021
Net income (loss) attributable to CareMax, Inc. class A common stockholders	$(37,796)	$(6,675)

Weighted-average basic shares outstanding	90,799,308	52,620,980
Weighted-average diluted shares outstanding	90,799,308	52,620,980

Net income (loss) per share
Basic	$(0.42)	$(0.13)
Diluted	$(0.42)	$(0.13)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive or because issuance of shares underlying such securities is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Years Ended December 31,
	2022	2021
Series A and Series B Warrants	8,000,000	8,000,000
Public and Private Placement Warrants	5,791,652	5,791,652
Earnout Shares	40,700,000	3,200,000
Unvested restricted stock units	2,673,214	975,000
Unvested performance stock units (assumes 100% target payout)	209,163	66,000
Unvested options	373,565	131,000
Total	57,747,594	18,163,652

NOTE 11. FAIR VALUE MEASUREMENTS

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands).

December 31, 2022	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description		(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$1,495	$1,495	$—	$—
Derivative warrant liabilities - Private Placement Warrants	2,479	—	—	2,479
Contingent earnout consideration	134,561	—	—	134,561
Total liabilities measured at fair value	$138,535	$1,495	$—	$137,040

December 31, 2021	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description		(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$4,375	$—	$—	$4,375
Derivative warrant liabilities - Private Placement Warrants	4,000	$—	$—	$4,000
Liability-classified contingent consideration	875	$—	$—	$875
Total liabilities measured at fair value	$9,250	$—	$—	$9,250

The fair value of the Public and Private Placement Warrants issued in connection with the IPO was initially measured at fair value using a Monte Carlo simulation model. The following table provides quantitative information regarding Level 3 fair value measurement inputs used in measurement of fair value of the Public and Private Placement Warrants as of the date of issuance:

Notes to Consolidated Financial Statements — Continued

Exercise price	$11.50
Underlying stock price	$13.30
Volatility	50.9%
Expected life of the options to convert (years)	5.00
Risk-free rate	0.85%
Dividend yield	0.0%

Subsequent to the IPO, fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

Subsequent to the Business Combination, fair value of Public Warrants has been measured based on the listed market price of such warrants. During the year ended December 31, 2022 and 2021, the Company recognized a benefit resulting from a decrease in the fair value of the derivative warrant liabilities of $4.4 million and $20.8 million, respectively.

Fair value of contingent earnout consideration of $134.6 million is calculated using 37.5 million shares, which the Company estimates will be issuable to the Seller upon achievement of certain performance metrics, described in Note 3, Acquisitions, the closing price of the Company's Class A Common Stock at the time of closing of the Steward Acquisition and as of December 31, 2022 ($5.72 per share and $3.65 per share, respectively), and the 99% probability of payout.

Transfers between levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2022 or 2021.

Activity of the liabilities measured at fair value was as follows (in thousands):

Balance as of December 31, 2020	$-
Warrants issued as part of the Business Combination	29,132
Contingent consideration issued	875
Change in fair value of warrants	(20,757)
Balance as of December 31, 2021	9,250
Change in fair value of derivative warrant liabilities	(4,401)
Payment of contingent consideration	(875)
Contingent consideration as part of the Steward Acquisition	210,856
Change in fair value of contingent consideration	(76,295)
Balance as of December 31, 2022	$138,535

The following table provides quantitative information regarding Level 3 fair value measurement inputs used in measurement of fair value of the Private Placement Warrants:

	Years Ended December 31,
	2022	2021
Exercise price	$11.50	$11.50
Underlying stock price	$3.65	$7.68
Volatility	69.1%	37.6%
Expected life of the options to convert (years)	3.44	4.44
Risk-free rate	4.08%	1.17%
Dividend yield	0.0%	0.0%

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

	December 31, 2022
	Carrying	Fair Value
(in thousands)	Value	Level 1	Level 2	Level 3
Liabilities
Fixed rate debt (a)	$36,498	$—	$—	$32,820
Floating rate debt (a)	240,277	—	—	240,280
Total	$276,775	$—	$—	$273,100

Notes to Consolidated Financial Statements — Continued

(a) The debt amounts above do not include the impact of debt issuance costs or discounts.

NOTE 12. RELATED PARTY TRANSACTIONS

The Related Companies

On July 13, 2021, the Company entered into the Advisory Agreement with the Advisor, the substance of which is described in Note 8, Stockholders' Equity. The relative fair value method was used to allocate the $5.0 million purchase price between the shares of Class A Common Stock and the Series A Warrants under the Subscription Agreement. The Company recorded the excess of the grant date fair value difference between the fair value of the equity and Series A Warrants at the grant date (July 13, 2021) as prepaid service contracts totaling $14.5 million, subject to amortization over the terms of the respective agreements. During the year ended December 31, 2022, the Company recognized $0 of expense related to amortization of the Series A Warrants ($0.2 million in 2021).

During the years ended December 31, 2022 and 2021, the Company recognized vesting of 1,500,000 (related to three centers, for which the Advisor provided services under the Advisory Agreement) and zero Series B Warrant Shares, respectively, and recorded a prepaid asset of $7.6 million, subject to amortization over the term of the respective lease agreements as part of lease costs. Refer to Note 8, Stockholders' Equity, for additional information.

Balances associated with the Series A and Series B warrants are recorded in the right-of-use assets and other assets, except for the portion that represents amortization expected to be recognized over the next twelve months, which is recorded in other current assets. The portion of Series A and Series B warrants recorded in other current assets as of December 31, 2022 and 2021 was $0.6 million and $0.9 million, respectively.

In addition, during the year ended December 31, 2022 and 2021, we recorded $0.4 million and $0, respectively, in construction in progress representing construction advisory services provided to us by Related.

On July 13, 2021 the Company's board of directors (the "Board") appointed Mr. Bryan Cho, Executive Vice President of Related, to serve as a Class III director of the Company. The appointment of Mr. Cho was made in connection with the Advisory Agreement, which provides the Advisor with the right to designate a director to serve on the Company's Board, subject to the continuing satisfaction of certain conditions, including that the Advisor and its affiliates maintain ownership of at least 500,000 shares of Class A Common Stock.

As a director of the Company, Mr. Cho will receive compensation in the same manner as the Company’s other non-employee directors.

Steward Health Care System LLC

In connection with closing of the Steward Acquisition, described in Note 3, Acquisitions, the Company issued 23,500,000 shares of the Company's Class A Common Stock, which at closing, resulted in the equity holders of the Seller owning approximately 21% of the Company’s Class A Common Stock.

On and effective as of November 17, 2022, the Board appointed Dr. Ralph de la Torre to serve as a Class II director of the Board. Dr. de la Torre will serve until the Company’s 2023 Annual Meeting of Stockholders and until his successor is duly elected or appointed or his earlier death, resignation or removal. The appointment of Dr. de la Torre was made in connection with that certain Investor Rights Agreement, dated November 10, 2022, by and among the Company, the Seller Parties, Dr. Michael Callum, the Executive Vice President for Physician Services and an equity holder of the Seller Parties, Medical Properties Trust, Inc., a Maryland corporation, and certain other equity holders of the Seller, which provides that Dr. de la Torre has the right to designate an individual to be nominated to serve on the Board, subject to the continuing satisfaction of certain conditions. Dr. de la Torre is the Chairman, Chief Executive Officer and principal equity holder of Steward Health Care System LLC.

CAJ and Deerfield

In November 2022, the Company entered into a Loan and Security Agreement, described in Note 7, Debt and Related Party Debt, whereby CAJ and Deerfield are the lenders.

Mr. Carlos A. de Solo, a director of the Company and the Company’s President and Chief Executive Officer, Mr. Alberto de Solo, the Company’s Executive Vice President and Chief Operating Officer, and Mr. Joseph N. De Vera, the Company’s Senior Vice President and Legal Counsel, have interests in CAJ.

Notes to Consolidated Financial Statements — Continued

Mr. Kevin Berg, who is on the Company’s Board, is a Senior Advisor with Deerfield. As a director of the Company, Mr. Berg will receive compensation in the same manner as the Company’s other non-employee directors.

MSP Recovery, Inc.

Ms. Beatriz Assapimonwait serves on the Company's Board. Ms. Assapimonwait also joined the board of directors of MSP Recovery, Inc. in 2022. As of December 31, 2022, the Company had accounts receivable from MSP Recovery, Inc. of $2.3 million. During the year ended December 31, 2022, the Company had subrogation income from MSP Recovery, Inc. of $0.7 million.

NOTE 13. LEASES

The Company has entered into operating lease agreements for centers and office space expiring at various times through 2043, inclusive of renewal options that the Company is reasonably certain to exercise. The exercise of such lease renewal options is at our sole discretion, and to the extent we are reasonably certain we will exercise a renewal option, the years related to that option are included in our determination of the lease term for purposes of classifying and measuring a given lease.

Operating lease expense primarily represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term. Variable lease expense represents the payment of real estate taxes, insurance, maintenance and, for certain locations, additional rentals based on a percentage of sales in excess of stipulated minimums (excess rent). The payment of variable real estate taxes, insurance and maintenance is generally based on the Company’s pro-rata share of the total building square footage. Lease expense is recorded in the cost of care and corporate, general and administrative expenses in the consolidated statements of operations.

ASC 842 Disclosures

Lease costs were as follows (in thousands):

Year Ended December 31, 2022
Operating lease cost	$13,769
Variable lease cost	1,897
Short-term lease cost	1,145
Total lease cost	$16,810

During the year ended December 31, 2022, we obtained $44.2 million of right-of-use assets in exchange for new operating lease liabilities and paid $9.4 million for amounts included in the measurement of operating lease liabilities, included in the operating cash flows from operating lease assets and liabilities in our consolidated statements of cash flows.

Weighted-average of the remaining lease terms and weighted-average discount rate were as follows:

December 31, 2022
Weighted average remaining lease term (years)	11
Weighted-average discount rate	6.33%

As of December 31, 2022, maturities of operating lease liabilities were as follows (in thousands):

Year	Amount
2023	$10,508
2024	14,522
2025	13,760
2026	12,869
2027	12,090
Thereafter	83,944
Total lease payments	147,693
Less: Present value discount	(46,116)
Present value of lease liabilities	$101,577

At December 31, 2022, the Company entered into leases that have not yet commenced with aggregated estimated future lease payments of approximately $103.0 million, which are not included in the above table. These leases relate to properties that are being constructed by the future lessors. These leases are expected to commence throughout 2023 and 2024, with initial lease terms ranging from 10 to 20 years.

Notes to Consolidated Financial Statements — Continued

ASC 840 Disclosures

Prior to adoption of ASC 842 as of January 1, 2022, the Company accounted for its lease arrangements under ASC 840, Leases, with no ROU assets or lease liabilities being reflected on the consolidated balance sheets. Therefore, the Company recognized $7.2 million of lease expense during the year ended December 31, 2021.

Future minimum rental payments under these lease agreements, including renewal options which are considered reasonably certain of exercise, consisted of the following at December 31, 2021:

Year	Amount
2022	$10,087
2023	10,028
2024	9,715
2025	9,374
2026	8,685
Thereafter	58,763
Total lease payments	$106,652

NOTE 14. INCOME TAXES

Prior to the Business Combination on June 8, 2021, CMG was taxed as a partnership for income tax purposes whereby the owners were subject to and liable for the income taxes on earnings of the company. As a result of the Business Combination, the tax status of CMG was changed from a partnership to a C Corporation.

The components of income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Current income tax (benefit) provision
Federal	$-	$-
State	-	-
Total current income tax (benefit) provision	-	-
Deferred income tax (benefit) provision
Federal	(15,536)	126
State	(4,006)	33
Total deferred income tax (benefit) provision	(19,542)	159

The reconciliation between the effective tax rate and the statutory tax rate was as follows:

	Years Ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State statutory rate, net of federal benefit	7.7%	4.9%
Transaction costs	(2.2%)	(14.2%)
Earnout liability adjustments	27.9%	0.0%
Nondeductible amortization	(17.2%)	0.0%
PPP loan forgiveness	0.0%	8.1%
Other	(0.2%)	(0.2%)
Change in valuation allowance	(2.9%)	(22.1%)
Effective tax rate	34.1%	(2.5%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The deferred tax assets and liabilities consisted of the following (in thousands):

Notes to Consolidated Financial Statements — Continued

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Accrued expenses	$6,738	$2,257
Derivative warrant liabilities	1,053	2,219
Federal and state net operating carryforwards	24,184	15,982
Business expense limitation	11,682	6,962
Lease liabilities	27,033	-
Property and equipment	312	-
Total deferred tax assets	71,002	27,420
Less: Valuation allowances	(25,793)	(26,128)
Total deferred tax assets, net	45,209	1,292
Deferred tax liabilities:
Intangibles, net	(18,524)	(1,480)
Property and equipment	-	(18)
Prepaid expenses	(7)	(219)
Right of use lease assets	(28,868)	-
Total deferred tax liabilities	(47,399)	(1,717)
Total deferred tax asset (liability), net	$(2,190)	$(425)

The application of GAAP requires us to evaluate the recoverability of our net deferred income tax assets, including those associated with net operating loss ("NOL") carryforwards, and establish a valuation allowance, if necessary, to reduce our deferred income tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred income tax assets and liabilities; taxable income in prior carryback years, if any; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. We determined that it was more likely than not that the net deferred income tax asset would not be realized. As of December 31, 2022 and 2021, the deferred tax assets were fully offset by the valuation allowance, except for a portion attributable to a “naked credit” deferred tax liability. For the year ended December 31, 2022, we decreased the income tax valuation allowance by $0.3 million.

As of December 31, 2022 and 2021, we had federal and state tax loss carryforwards of $91.3 million and $90.7 million, and $60.2 million and $60.9 million, respectively. Federal net operating losses of $9.0 million, generated prior to December 31, 2017, will expire in 2037. Federal net operating losses generated after January 1, 2018, will have an indefinite carryforward period. We anticipate approximately $43.9 million in losses and $21.9 million in business expense limitation carried over from the Business Combination with IMC on June 8, 2021 will be subject to potential Section 382 limitations.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations. As of December 31, 2022 and 2021, we did not have any uncertain tax positions.

The Company files a federal income tax return and various state and local returns. As of December 31, 2022, all tax years from 2017 remain open to examination by Internal Revenue Service and other taxing authorities.

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

Litigation

Notes to Consolidated Financial Statements — Continued

The Company is involved in various legal actions arising in the normal course of business. Management has not identified any legal actions during the year ended December 31, 2022 or 2021 that were deemed to be material.

NOTE 16. VARIABLE INTEREST ENTITIES

Medical Care of NY, P.C., Medical Care of Tennessee, PLLC and Medical Care of Texas, PLLC (together, the "PCs") were established to employ healthcare providers to deliver healthcare services to patients in New York, Tennessee, and Texas. In addition, the Company has an Administrative Service Agreement (the "ASA") with Care Optical, LLC (the "Care Optical"), which provides optometry services in the state of Florida. The Company concluded that it has variable interest in the PCs and Care Optical on the basis of its ASAs which provide for a management fee payable to the Company from the PCs and Care Optical in exchange for providing management and administrative services which creates risk and a potential return to the Company. The PCs' and Care Optical's equity at risk, as defined by GAAP, is insufficient to finance their activities without additional support, and therefore, the PCs and Care Optical are considered to be VIEs.

In order to determine whether the Company has a controlling financial interest in the PCs and Care Optical, and, thus, is the PCs' primary beneficiary, the Company considered whether it has (i) the power to direct the activities of PCs and Care Optical that most significantly impacts their economic performance and (ii) the obligation to absorb losses of the PCs and Care Optical or the right to receive benefits from the PCs and Care Optical that could potentially be significant to them. The Company concluded that the member and employees of the PCs and Care Optical have no individual power to direct activities of the PCs and Care Optical that most significantly impact their economic performance. Under the ASAs, the Company is responsible for providing services that impact the growth of the patient population of the PCs and Care Optical, the management of that population's healthcare needs, the provision of required healthcare services to those patients, and the PCs' and Care Optical's ability to receive revenue from health plans. In addition, the Company's variable interest in the PCs and Care Optical provides the Company with the right to receive benefits that could potentially be significant to them. The single members of the PCs and Care Optical are employees of the Company. Based on this analysis, the Company concluded that it is the primary beneficiary of the PCs and Care Optical and therefore consolidates the balance sheet, results of operations and cash flow of the PCs and Care Optical.

Furthermore, as a direct result of nominal initial equity contributions by the single members of the PCs and Care Optical, the financial support CareMax provides to the PCs and Care Optical (e.g. loans) and the provisions of the arrangements described above, the interest held by the single member lacks economic substance and does not provide the member with the ability to participate in the residual profits or losses generated by the PCs and Care Optical. Therefore, all income and expenses recognized by the PCs and Care Optical are allocated to CareMax.

The following tables summarize the financial position and operations of the PCs and Care Optical (in thousands):

	Years Ended December 31,
	2022	2021
Total assets	1,097	-
Total liabilities	2,961	-

	Years Ended December 31,
	2022	2021
Revenues	1,515	-
Operating expenses	3,551	-
Net income (loss)	(2,036)	-

NOTE 17. SUBSEQUENT EVENTS

On March 8, 2023 (the “Amendment Closing Date”), the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement.

The Second Amendment amended the Credit Agreement to, among other things, (i) provide for a new incremental delayed draw term loan B facility in an aggregate principal amount of $60.0 million (the “Delayed Draw Term Loan B Facility”); (ii) revise the commitment expiration date for the Company’s existing $110.0 million Delayed Draw Term Loan to forty-five days following the Amendment Closing Date, (iii) extend the commencement of amortization payments on loans under the Credit Agreement from March 31, 2024 to May 31, 2025; (iv) reduce the amount of interest that the Company may elect to capitalize from 4.00% to 3.50% beginning on the second anniversary of the execution date of the Credit Agreement, 3.00% beginning on the third anniversary of the execution date of the Credit

Notes to Consolidated Financial Statements — Continued

Agreement, and 1.50% beginning on December 10, 2025; (v) increase the amount of the super-priority revolving credit facility that is permitted to be added to the Credit Agreement to $45.0 million and provide that the entirety of such facility may be used for general corporate purposes; and (vi) amend the prepayment provisions of the Credit Agreement, including to have such provisions run as of the Amendment Closing Date.

On March 24, 2023, the Company drew $30 million of the Delayed Draw Term Loans.