Form 10-Q
period 2023-03-31
CareMax, Inc.
filed 2023-05-10
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 5, 2023, the registrant had 111,374,586 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share issued and outstanding.

CareMax, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS

Current Assets
Cash and cash equivalents	$44,222	$41,626
Accounts receivable, net	158,989	151,036
Risk settlement assets	858	707
Other current assets	5,928	3,968
Total Current Assets	209,998	197,336

Property and equipment, net	22,726	21,006
Operating lease right-of-use assets	115,018	108,937
Goodwill, net	602,643	700,643
Intangible assets, net	118,189	123,585
Deferred debt issuance costs	1,842	1,685
Other assets	27,286	17,550
Total Assets	$1,097,701	$1,170,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,134	$7,687
Accrued expenses	18,602	18,631
Risk settlement liabilities	13,868	14,171
Related party debt, net	31,548	30,277
Current portion of third-party debt, net	274	253
Current portion of operating lease liabilities	3,898	5,512
Other current liabilities	4,103	790
Total Current Liabilities	80,428	77,322
Derivative warrant liabilities	2,868	3,974
Long-term debt, net	260,642	230,725
Long-term operating lease liabilities	106,291	96,539
Contingent earnout liability	98,425	134,561
Other liabilities	9,283	8,075
Total Liabilities	557,938	551,196
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY
Preferred stock (1,000,000 shares authorized; one share issued and outstanding as of March 31, 2023 and December 31, 2022)	-	-
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 111,360,802 and 111,332,584 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	11	11
Additional paid-in-capital	659,424	657,126
Accumulated deficit	(119,672)	(37,590)
Total Stockholders' Equity	539,763	619,547

Total Liabilities and Stockholders' Equity	$1,097,701	$1,170,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Medicare risk-based revenue	$121,593	$107,747
Medicaid risk-based revenue	25,626	20,165
Government value-based care revenue	10,010	-
Other revenue	15,754	9,008
Total revenue	172,983	136,920

Operating expenses
External provider costs	110,673	92,856
Cost of care	38,627	27,349
Sales and marketing	3,765	3,301
Corporate, general and administrative	23,945	18,978
Depreciation and amortization	6,576	5,062
Goodwill impairment	98,000	-
Acquisition related costs	20	266
Total operating expenses	281,606	147,811
Operating loss	(108,623)	(10,890)
Nonoperating income (expense)
Interest expense, net	(10,458)	(1,728)
Change in fair value of derivative warrant liabilities	1,107	(3,536)
Gain (loss) on remeasurement of contingent earnout liabilities	36,136	-
Other income (expense), net	(66)	(462)
	26,718	(5,726)
Loss before income tax	(81,904)	(16,616)
Income tax expense	(177)	(181)
Net loss	$(82,082)	$(16,797)

Weighted-average basic shares outstanding	111,360,802	87,367,972
Weighted-average diluted shares outstanding	111,360,802	87,367,972
Net loss per share
Basic	$(0.74)	$(0.19)
Diluted	$(0.74)	$(0.19)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2023 and 2022
	Class A Common Stock		Preferred	Additional	Retained Earnings	Total
	Shares	Amount	Stock	Paid-in-capital	(Deficit)	Equity
BALANCE - DECEMBER 31, 2022	111,332,584	$11	$-	$657,126	$(37,590)	$619,547
Stock-based compensation expense	-	-	-	2,298	-	2,298
Issuance of shares upon vesting of stock-based compensation awards	28,218	-	-	-	-	-
Net loss	-	-	-	-	(82,082)	(82,082)
BALANCE - MARCH 31, 2023	111,360,802	$11	$-	$659,424	$(119,672)	$539,763

BALANCE - DECEMBER 31, 2021	87,367,972	$9	$-	$505,327	$33	505,369
Stock-based compensation expense	-	-	-	1,087	-	1,087
Vesting of Series B Warrants under Advisory Agreement	-	-	-	2,530	-	2,530
Net loss	-	-	-	-	(16,797)	(16,797)
BALANCE - MARCH 31, 2022	87,367,972	$9	$-	$508,945	$(16,763)	$492,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,082)	$(16,797)
Adjustments to reconcile net loss to net cash and cash equivalents
Depreciation and amortization expense	6,576	5,062
Amortization of debt issuance costs and discounts	1,839	378
Stock-based compensation expense	2,298	1,087
Income tax provision	177	181
Change in fair value of derivative warrant liabilities	(1,107)	3,536
Loss (gain) on remeasurement of contingent earnout liabilities	(36,136)	-
Payment-in-kind interest expense	2,453	-
Provision for credit losses	(104)	-
Goodwill impairment	98,000	-
Other non-cash, net	1,080	21
Changes in operating assets and liabilities:
Accounts receivable	(7,850)	(10,992)
Other current assets	(1,961)	(627)
Risk settlement assets and liabilities	(454)	(84)
Other assets	(9,735)	(52)
Operating lease assets and liabilities	1,445	-
Accounts payable	(500)	1,470
Accrued expenses	(29)	3,675
Other liabilities	4,343	1,002
Net cash used in operating activities	(21,746)	(12,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,286)	(1,467)
Net cash used in investing activities	(2,286)	(1,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on long-term debt, net	27,000	-
Principal payments of debt	(25)	(1,570)
Payments of debt issuance costs	(348)	-
Net cash provided by (used in) financing activities	26,627	(1,570)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,596	(15,176)
Cash and cash equivalents - beginning of period	41,626	47,917
CASH AND CASH EQUIVALENTS - END OF PERIOD	$44,222	$32,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Equity and warrant consideration issued to The Related Companies, L.P.	$—	$2,530
Additions to construction in progress funded through accounts payable	947	585
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	6,375	1,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Note 1. DESCRIPTION of business

CareMax, Inc. (“CareMax” or the “Company”), formerly Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), is a Delaware corporation, which announced its initial public offering in July 2020 (the "IPO") as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. As of March 31, 2023, the Company operated 62 centers and managed affiliated providers across 10 states that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

The Business Combination and Acquisitions

On December 18, 2020, DFHT entered into a Business Combination Agreement (the “Business Combination Agreement”) with CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), and entities listed in the Business Combination Agreement (the “CMG Sellers”), IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”), and Deerfield Partners, L.P. (“Deerfield Partners”). The Business Combination (as defined below) closed on June 8, 2021 (the “Closing Date”), whereby DFHT acquired 100% of the equity interests in CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT. Immediately upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions (the “Business Combination”), the name of the combined company was changed to CareMax, Inc.

Unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combination, to CMG and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to CareMax, Inc. and its subsidiaries.

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

On November 10, 2022, the Company acquired the Medicare value-based care business of Steward Health Care System ("Steward Value-Based Care"), further described in Note 3, Acquisitions. No material measurement period adjustments related to the Acquisitions or the Steward Acquisition were recognized during the three months ended March 31, 2023 or 2022.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The condensed consolidated balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2022 as filed with the SEC on March 30, 2023.

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Segment Financial Information

The Company’s chief operating decision maker regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company identifies operating segments based on this review by its chief operating decision maker and operates in and reports as a single operating segment. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenue was earned in the United States.

Medicare and Medicaid Risk-Based Revenue

Medicare and Medicaid Risk-Based Revenue consists primarily of fees for medical services provided under capitated arrangements directly with various Medicare Advantage and Medicaid managed care payors. The Company receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which the Company receives from the third-party payor a fixed payment of at-risk premium less an administrative charge on a per patient per month basis (“PMPM”) for a defined patient population, and the Company is then responsible for providing healthcare services required by that patient population. PMPM fees can fluctuate throughout the contract based on the health status (acuity) of each individual enrollee. In certain contracts, PMPM fees also include “risk adjustments” for items such as performance incentives, performance guarantees and risk shares. The capitated revenues are recognized based on the estimated PMPM fees earned net of projected performance incentives, performance guarantees, risk shares and rebates because we are able to reasonably estimate the ultimate PMPM payment of these contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits. Subsequent changes in PMPM fees and the amount of revenue to be recognized are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount.

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

Government Value-Based Care Revenue

Government Value-Based Care Revenue consists primarily of revenue derived from the Medicare Shared Savings Program (“MSSP”). The MSSP is sponsored by the Center for Medicare and Medicaid Services (“CMS”). The MSSP allows accountable care organizations (“ACOs”) to receive a share of cost savings they generate in connection with the managing of costs and quality of medical services rendered to Medicare beneficiaries. Payments to ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, an ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”) must be achieved before the ACO can receive a share of the savings. Once the MSR is surpassed, all the savings below the benchmark

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

provided by CMS will be shared at a certain percentage with the ACO. The MSR varies depending on the number of beneficiaries assigned to the ACO.

The promised services under the Company's MSSP arrangements are to provide the population health services to beneficiaries for a given performance period. As part of these arrangements, the Company stands ready to provide the population health services throughout the performance period.

The Company estimates the variable consideration that constitutes the transaction price of these arrangements by utilizing third-party data and historical experience. As the Company’s performance obligation is met, revenue is recorded over time using its estimation methods and consideration is made, to the extent possible, that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Since the Company has determined it only has one performance obligation under each of these arrangements, it allocates the full transaction price towards each arrangement’s individual performance obligation.

Government Value-Based Care Revenue is recognized on a net basis, because the Company does not coordinate or control the range of services provided and, thus, accepts partial or no financial risk.

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

Accounts Receivable

Accounts receivable are carried at the amounts the Company deems collectible. Accordingly, an allowance is provided based on credit losses expected over the contractual term. This allowance is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. Accounts receivables are written off when they are deemed uncollectible. As of March 31, 2023 and December 31, 2022, the Company's provision for credit losses was $1.1 million and $1.2 million, respectively.

Amounts due to the Company within 12 months of the reporting period are recorded in Accounts receivable, net. Amounts which the Company excepts to receive following the 12-month period are recorded in Other assets. Accordingly, as of March 31, 2023, $9.6 million of accounts receivable was included in Other Assets (none as of December 31, 2022).

Significant Accounting Policies

There have been no changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas where significant estimates are used in the accompanying financial statements include, but are not limited to, revenues

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

The Company re-evaluated key assumptions and estimates related to risk contracts as of March 31, 2023. Based on this review, the Company identified changes in estimates to revenue, external provider costs and accounts receivable, net, driven by the new information from the Company's payors, as well as adverse claims development on prior period dates of service. Based on this updated information, the Company recognized a net decrease to revenue of $26.9 million, a net decrease to external provider costs of $12.4 million and a net decrease to accounts receivable, net, of $14.5 million during the three months ended March 31, 2023. Additionally, the Company recognized a net decrease to revenue of $0.7 million, a net increase to external provider costs of $6.3 million and a net decrease to accounts receivable, net, of $7.1 million during the three months ended March 31, 2022, driven by claims development from COVID related sicknesses.

Emerging Growth Company

Section 102(b)(1) of the ("JOBS Act") exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Additionally, as an emerging growth company, the Company is exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm is not required to evaluate and report on the effectiveness of internal control over financial reporting.

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

Composition of the Company's revenues and accounts receivable balances for the payors comprising 10% or more of revenue was as follows:

	Total Revenue
	Three Months Ended March 31,
	2023	2022
Payor A	31%	35%
Payor B	n/a	n/a
Payor C	22%	17%
Payor D	12%	16%
Payor E	20%	n/a

	Accounts Receivable, net
	As of March 31, 2023	As of December 31, 2022
Payor A	12%	13%
Payor B	7%	11%
Payor C	14%	13%
Payor D	14%	13%
Payor E	7%	6%

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Recently Adopted Accounting Pronouncements

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

We implemented ASC 842 effective January 1, 2022, using the modified retrospective approach, which allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the consolidated financial statements in the period of adoption without restating prior periods. We have elected to apply the new guidance at the date of the adoption, January 1, 2022, without restating prior periods. The financial effect of the adoption was an increase of approximately $73.7 million to the right-of-use asset and corresponding lease liabilities to the Company’s balance sheet as of January 1, 2022.

Accounting Pronouncements Not Yet Adopted

The Company has determined that there are no recently issued accounting pronouncements that will have a material impact on its consolidated financial position, results of operations, or cash flows.

NOTE 3. ACQUISITIONS

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

The aggregate consideration paid to the Seller under the Merger Agreement on November 10, 2022, the date of the closing of the Steward Acquisition (the “Steward Closing”), consisted of (i) a cash payment of $25.0 million, subject to customary adjustments (ii) 23,500,000 shares (the “Initial Share Consideration”), subject to adjustments, of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and (iii) a cash payment of $35.5 million, an amount equal to the value of the Targets’ accounts receivable attributable to Medicare value-based payments for the period between January 1, 2022 and the Steward Closing, minus the amount of such payments payable to the affiliate physicians of the Targets (the “Financed Net Pre-Closing Medicare AR”).

In addition, the Merger Agreement provides that, following the Steward Closing, upon 100,000 Medicare lives from and/or attributable to the Seller Parties’ Medicare network participating in risk-based, value-based care arrangements contracted through the Company with a Medical Expense Ratio of less than 85% for two consecutive calendar quarters, the Company will

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

(1) Represents issuance of 23.5 million shares of Class A Common Stock of the Company using the closing price as of the date of the the Steward Closing of $5.72 per share.

(2) Calculated as the 37.5 million shares of Class A Common Stock the Company estimates that it will be obligated to issue to the Seller Parties upon achievement of certain milestones as Earnout Share Consideration, multiplied by CareMax's closing stock price as of the date of the Steward Closing of $5.72 per share and the estimated probability of payout of 99%.

(3) Represents funding of the Financed Net Pre-Closing Medicare AR of $35.5 million, offset by the Sellers' reimbursement to the Company of the interest and original issue discount of $6.8 million related to the Loan and Security Agreement (as defined in Note 7 of these consolidated financial statements) and by non-cash purchase price adjustment of $1.5 million.

The acquired assets and assumed liabilities of Steward Value-Based Care were recorded at their estimated fair values. The purchase price allocation for the Steward Acquisition has not been finalized as of March 31, 2023 and is based upon the best available information at the current time. The following table summarizes the consideration paid and the preliminary fair value of the assets acquired and liabilities assumed as of closing (in thousands):

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

As of March 31, 2023 and December 31, 2022, Other liabilities included an accrual of $5.0 million for payment to a Steward Acquisition advisor, payment of which is contingent upon the Company's issuance of the Earnout Share Consideration to the Seller Parties.

Other Acquisitions

During the year ended December 31, 2022, we acquired a number of medical practices for total consideration of $3.3 million and recognized related goodwill in the amount of $2.9 million and intangible assets of $0.4 million.

There were no acquisitions during the three months ended March 31, 2023 or 2022.

NOTE 4. REINSURANCE

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

The Company has purchased stop loss insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in the accompanying consolidated statements of operations.

The intent of the Company’s stop loss coverage is to limit the benefits paid for any individual patient. The Company’s stop loss limits are defined within each respective health plan contract or other third party contract and range typically from $30,000 to $200,000 per patient per year. Premium expense incurred was $6.8 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans or other third parties are unable to fulfill their obligations under stop loss contractual terms.

Recoveries recognized were $4.6 million and $6.4 million for the three months ended March 31, 2023 and 2022, respectively. Estimated recoveries under stop loss policies are reported within the capitation receivable or amounts due to health plans as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill (in thousands):

Carrying Amount
Balance at December 31, 2022	$700,643
Impairment	(98,000)
Balance at March 31, 2023	$602,643

The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. During the three months ended March 31, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment, the recent banking crisis and other industry developments resulted in a decrease in the Company's stock price and market capitalization. Management believes such decrease was a triggering event requiring an interim goodwill impairment quantitative analysis. The Company performed a market capitalization reconciliation to evaluate the Company’s estimated fair value balance and support the implied control premium. Based on the quantitative analysis performed, the Company's estimated fair value as of March 31, 2023 was less than its carrying value as of March 31, 2023 by 17.9% or $98.0 million. The $98.0 million goodwill impairment charge has been reflected in goodwill impairment in the accompanying statements of operations for the three months ended March 31, 2023.

If all other assumptions were held constant and the long-term projected growth rate was decreased by 50 basis points, the estimated fair value would decrease by approximately 1% or approximately $7.0 million. If all other assumptions were held constant and the share price decreased by 10%, the estimated fair value would decrease by approximately 5.8% or $31.4 million. If all other assumptions were held constant and the weighted average cost of capital increased by 100 basis points, the estimated fair value would decrease by approximately 2% or approximately $8.0 million. There is no assurance that actual results will not differ materially from the underlying assumptions used to prepare discounted cash flow analyses. Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or intangible asset impairment charges in future periods and such charges could be material to our results of operations.

The Company's cumulative goodwill impairment was $168.0 million and $70.0 million as of March 31, 2023 and December 31, 2022, respectively.

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Intangible Assets

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2023
Risk contracts	$102,070	$(27,887)	$74,183
Provider network	42,900	(2,383)	40,517
Non-compete agreements	4,170	(1,725)	2,445
Trademarks	1,862	(1,387)	475
Other	693	(123)	570
Total	$151,695	$(33,506)	$118,189

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
December 31, 2022
Risk contracts	$102,070	$(24,217)	$77,853
Provider Network	42,900	(851)	42,049
Non-compete agreements	4,170	(1,518)	2,652
Trademarks	1,862	(1,352)	510
Other	693	(171)	522
Total	$151,695	$(28,109)	$123,585

Amortization expense totaled $5.4 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$10,775	$10,661
Vehicles	3,743	3,743
Furniture and equipment	9,455	8,871
Software	3,745	3,725
Construction in progress	6,786	4,621
Total	34,504	31,620
Less: Accumulated depreciation	(11,778)	(10,614)
Total Property and equipment, net	$22,726	$21,006

Construction in progress primarily consists of leasehold improvements at the Company's centers, which have not opened as of March 31, 2023.

Depreciation expense totaled $1.2 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7. DEBT AND RELATED PARTY DEBT

Credit Agreement

In May 2022, the Company entered into a credit agreement (the “Credit Agreement”) that provided for an aggregate of up to $300 million in term loans, comprised of (i) initial term loans in the aggregate principal amount of $190 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110 million (the “Delayed Draw Term Loans”). The Credit Agreement permits the Company to enter into certain incremental facilities subject to compliance with the terms, conditions and covenants set forth therein. In May 2022, the Company drew $190 million of the Initial Term Loans and used approximately $121 million of the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended and recognized related debt extinguishment losses of $6.2 million. In November 2022 and March 2023, the Company drew $45 million and $30 million of the Delayed Draw Term Loans, respectively.

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Based on the elections made by the Company, as of March 31, 2023, borrowings under the Credit Agreement bore interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment, based on the elected interest period), plus an applicable margin rate of 9.00%. As permitted under the Credit Agreement, the Company elected to capitalize 4.00% of the interest as principal amount. As a result of this election, the cash interest component of the applicable margin increased by 0.50%.

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

Loan and Security Agreement - Related Party Debt

In November 2022, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”), by and among Sparta Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of the Company, Sparta Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of the Company, Sparta Merger Sub I LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger LLC I”), Sparta Merger Sub II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (together with Merger LLC I, the “Guarantors”), Steward Accountable Care Network, Inc. (n/k/a as Steward Accountable Care Network, LLC) and Steward National Care Network, Inc. (n/k/a Steward National Care Network, LLC), as borrowers (the “Borrowers”), , CAJ Lending LLC (“CAJ”) and Deerfield Partners L.P., as lenders (the “Lenders”), and CAJ, as administrative agent and collateral agent (in such capacity, the “Agent”). Mr. Carlos A. de Solo, a director of the Company and the Company’s President and Chief Executive Officer, Mr. Alberto de Solo, the Company’s Executive Vice President and Chief Operating Officer, and Mr. Joseph N. De Vera, the Company’s Senior Vice President and Legal Counsel, have interests in CAJ.

Pursuant to the Loan and Security Agreement, the Lenders provided the Borrowers a term loan (the “Term Loan”) in the aggregate principal amount of approximately $35.5 million. The Company used the proceeds of the Term Loan to fund the Financed Net Pre-Closing Medicare AR acquired in connection with the Steward Acquisition.

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

The Term Loan bears fixed interest of 12.0% per annum. In addition, the Borrowers paid a facility fee equal to 3.0% of the aggregate principal amount of the Term Loan, which was accounted for as a debt discount. Any additional interest (if applicable) accrued and owing during the term of the Loan and Security Agreement will be paid in-kind and capitalized to principal monthly in arrears. From and after the occurrence and during the continuance of an event of default, the Term Loan will bear interest at a rate equal to 4.0% above the interest rate applicable immediately prior to the occurrence of the event of default. If Mr. Carlos de Solo is no longer serving as the Chief Executive Officer of the Company under certain circumstances and, following a request from CAJ, the Borrowers are unable to refinance the portion of the Term Loan advanced by CAJ, then the interest rate applicable to such portion may be increased by 5.0%. Pursuant to the Agreement and Plan of Merger relating to the Steward Acquisition (the “Merger Agreement”), Sparta Holding Co. LLC, a Delaware limited liability company (the “Seller”), agreed to pay the costs of financing the Financed Net Pre-Closing Medicare AR and, at the Steward Closing, paid to the Borrowers $6.8 million, representing all scheduled payments of interest and fees from the Steward Closing Date up to and including November 30, 2023, which amount was then paid in advance by the Borrowers to the Lenders.

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

As of March 31, 2023 and December 31, 2022, debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Indebtedness under the Credit Agreement	$272,730	$240,277
Indebtedness under the Loan and Security Agreement - Related party debt	35,510	35,510
Other	1,647	1,657
Less: Unamortized discounts and debt issuance costs	(17,422)	(16,188)
	292,465	261,256
Less: Current portion	(31,822)	(30,530)
Long-term portion	$260,642	$230,725

Future maturities of debt outstanding at March 31, 2023 were as follows (in thousands):

Year	Amount
Remainder of 2023	$35,715
2024	275
2025	2,480
2026	2,923
2027	267,907
Thereafter	588
Total	$309,887

As of March 31, 2023, we were in compliance, in all material respects, with all covenants under our credit facilities.

NOTE 8. STOCKHOLDERS' EQUITY

Related Advisory Agreement

On July 13, 2021, the Company entered into an exclusive real estate advisory agreement (the “Advisory Agreement”) with Related CM Advisor, LLC (the “Advisor”), a Delaware limited liability company and a subsidiary of The Related Companies, L.P. (“Related”) (the “Advisory Agreement”), pursuant to which the Advisor has agreed to provide certain real estate advisory

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

services to the Company on an exclusive basis. The services include identifying locations for new centers nationwide as part of the Company’s de novo growth strategy, including, but not limited to, locations within and proximate to affordable housing communities that may be owned by Related.

In connection with the Advisory Agreement, the Company and Advisor entered into a subscription agreement (the “Subscription Agreement”), whereby the Advisor purchased 500,000 shares (the “Initial Shares”) of the Company’s Class A Common Stock for an aggregate purchase price of $5.0 million and the Company issued to the Advisor (i) a warrant (the “Series A Warrant”) to purchase 2,000,000 shares of Class A Common Stock (the “Series A Warrant Shares”), which vested immediately upon issuance, is exercisable for a period of five years and is not redeemable by the Company and (ii) a warrant (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”) to purchase up to 6,000,000 shares of Class A Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”), pursuant to which 500,000 Series B Warrant Shares will vest and become exercisable from time to time upon the opening of each center under the Advisory Agreement for which the Advisor provides services, other than two initial centers.

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

Series B Warrants are recognized at their grant date fair value once vesting becomes probable. No warrants vested during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recorded $2.5 million in other assets to reflect vesting of 500,000 Series B Warrant Shares using their grant date fair value. Refer to Note 12, Related Party Transactions, for additional information.

Balances associated with the Series A and Series B warrants are recorded in the right-of-use assets and other assets, except for the portion that represents amortization expected to be recognized over the next twelve months, which is recorded in other current assets. The portion of Series A and Series B warrants recorded in other current assets as of March 31, 2023 and December 31, 2022 was $0.6 million and $0.6 million, respectively.

Redeemable Warrants - Public Warrants

In July, 2020, in connection with the IPO, DFHT sold 2,875,000 Public Warrants. Each whole Public Warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreements entered into at the time of the IPO, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A Common Stock. This means only a whole Public Warrant may be exercised at a given time by a warrant holder. No fractional warrants were issued upon separation of the units issued in connection with the IPO and only whole Public Warrants will trade. The Company may redeem the Public Warrants when the price per share of Class A Common Stock equals or exceeds certain threshold prices.

Redeemable Warrants - Private Placement Warrants

Also in connection with the IPO, DFHT issued the 2,916,667 Private Placement Warrants at a purchase price of $1.50 per warrant. The Private Placement Warrants (including the Class A Common Stock issuable upon exercise of the Private

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Contingent Consideration - Steward Acquisition

Pursuant to the Merger Agreement signed in connection with Steward Acquisition, upon 100,000 Medicare lives from and/or attributable to the seller parties' Medicare network participating in risk-based, value-based care arrangements contracted through the Company with a Medical Expense Ratio of less than 85% for two consecutive calendar quarters, the Company will issue the seller, for immediate distribution to its equity holders, a number of shares of Class A Common Stock (the “Earnout Share Consideration” and together with the Initial Share Consideration, the “Share Consideration”) that, when added to the initial share consideration issued as part of the Steward Acquisition, would have represented 41% of the issued and outstanding shares of the Company’s Class A Common Stock as of the November 10, 2022 (the "Steward Closing"), in each case after giving effect to issuances of Class A Common Stock between the Steward Closing and June 30, 2023 in connection with the exercise of warrants to purchase Class A Common Stock outstanding as of the Steward Closing, the potential earnout under the Company’s Business Combination and any forfeitures, surrenders or other dispositions to the Company of Class A Common Stock outstanding as of the Steward Closing. If not previously issued, the Earnout Share Consideration will also be issuable upon a Change in Control (as defined in the Merger Agreement) of the Company. The Company accounts for the Earnout Share Consideration as a liability, because the number of shares issuable at the time the contingency is resolved is not fixed, based on the provisions summarized above.

Preferred Stock

The Company’s third amended and restated certificate of incorporation authorizes the Company to issue up to 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. During the year ended December 31, 2022, the Company issued one share of Series A Preferred Stock to the seller of Steward Value-Based Care. This share of Series A Preferred Stock has a stated par value of $0.0001 and has no economic rights. The holder of the outstanding share of Series A Preferred Stock is entitled to vote with

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

holders of outstanding shares of Common Stock, voting together as a single class, with respect to the Special Matters (as defined in the Certificate of Designation of Series A Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on November 10, 2022), and has no other voting rights. In any such vote, the share of Series A Preferred Stock will be entitled to 37,241,783 votes. The voting rights under the share of Series A Preferred Stock last until the earlier of (i) the two year anniversary of the Steward Closing and (ii) the issuance of the Earnout Share Consideration in connection with the Steward Acquisition.

NOTE 9. STOCK-BASED COMPENSATION

On June 4, 2021, the stockholders of the Company approved the CareMax, Inc. 2021 Long-term Incentive Plan (the “2021 Plan”). The 2021 Plan permits the grant of equity-based awards to officers, directors, employees and other service providers. The 2021 Plan permits the grant of an initial share pool of 7,000,000 shares of Class A Common Stock and will be increased automatically, without further action of the Company’s board of directors, on January 1st of each calendar year commencing after the Closing Date and ending on (and including) January 1, 2031, by a number of shares of Class A Common Stock equal to the lesser of (i) four percent of the aggregate number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding calendar year, excluding for this purpose any such outstanding shares of Class A Common Stock that were granted under the 2021 Plan and remain unvested and subject to forfeiture as of the relevant December 31st, or (ii) a lesser number of shares of Class A Common Stock as determined by the Company’s board of directors or the Compensation Committee of the board of directors prior to the relevant January 1st.

During the three months ended March 31, 2023 and 2022, the Company granted zero and 77,000 restricted stock units, respectively, under the 2021 Plan. During the three months ended March 31, 2023 and 2022, there was no vesting of previously issued awards.

During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense totaling $2.3 million and $1.1 million, respectively. As of March 31, 2023 and 2022, the Company had $16.4 million and $7.9 million, respectively, of compensation expense related to unvested equity awards (RSUs, PSUs, options) that will vest over the weighted average period of 1.9 years and 2.5 years, respectively.

NOTE 10. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share for the periods indicated based on the weighted-average number of common shares outstanding (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to CareMax, Inc. class A common stockholders	$(82,082)	$(16,797)

Weighted-average basic shares outstanding	111,360,802	87,367,972
Weighted-average diluted shares outstanding	111,360,802	87,367,972

Net loss per share
Basic	$(0.74)	$(0.19)
Diluted	$(0.74)	$(0.19)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive or because issuance of shares underlying such securities is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2023	2022
Series A and Series B Warrants	8,000,000	8,000,000
Public and Private Placement Warrants	5,791,652	5,791,652
Earnout Shares	40,700,000	3,200,000
Unvested restricted stock units	2,547,830	1,162,000
Unvested performance stock units (assumes 100% target payout)	209,163	66,000
Unvested options	373,565	131,000
Total	57,622,210	18,350,652

(18)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

NOTE 11. FAIR VALUE MEASUREMENTS

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands):

		Fair Value
March 31, 2023		Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$1,380	$1,380	$—	$—
Derivative warrant liabilities - Private Placement Warrants	1,488	–	–	1,488
Contingent earnout consideration	98,425	–	–	98,425
Total liabilities measured at fair value	$101,293	$1,380	$—	$99,913

		Fair Value
December 31, 2022		Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$1,495	$1,495	$—	$—
Derivative warrant liabilities - Private Placement Warrants	2,479	–	–	2,479
Contingent earnout consideration	134,561	–	–	134,561
Total liabilities measured at fair value	$138,535	$1,495	$—	$137,040

Fair value of Public Warrants is measured using the listed market price of such warrants.

Fair value of the Private Placement Warrants is estimated using a Monte Carlo simulation model each measurement date. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

During the three months ended March 31, 2023, the Company recognized a benefit resulting from a decrease in the fair value of the derivative warrant liabilities of $1.1 million (a loss of $3.5 million during the three months ended March 31, 2022).

Fair value of contingent earnout consideration is calculated using 37.5 million shares, which the Company estimates will be issuable to the seller of Steward Value-Based Care upon achievement of certain performance metrics, the closing price of the Company's Class A Common Stock at the end of the relevant reporting period ($2.67 and $3.65 as of March 31, 2023 and December 31, 2022, respectively), and a 99% probability of payout.

Transfers between level 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2023 or 2022.

(19)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Activity of the liabilities measured at fair value was as follows (in thousands):

Balance as of December 31, 2021	$9,250
Change in fair value of derivative warrant liabilities	(4,401)
Payment of contingent consideration	(875)
Contingent consideration issued as part of the Steward Acquisition	210,856
Change in fair value of contingent consideration	(76,295)
Balance as of December 31, 2022	138,535
Change in fair value of derivative warrant liabilities	(1,107)
Change in fair value of contingent consideration	(36,136)
Balance as of March 31, 2023	$101,293

The following table provides quantitative information regarding Level 3 fair value measurement inputs used in measurement of fair value of Private Placement Warrants:

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Underlying stock price	$2.67	$3.65
Volatility	75.3%	69.1%
Expected life of the options to convert (years)	3.19	3.44
Risk-free rate	3.72%	4.08%
Dividend yield	0.0%	0.0%

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

March 31, 2023		Fair Value
	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities
Fixed rate debt (a)	$36,479	—	—	$33,767
Floating rate debt (a)	272,730	—	—	294,165
Total	$309,209	$—	$—	$327,932

		Fair Value
December 31, 2022	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities
Fixed rate debt (a)	$36,498	—	—	$32,820
Floating rate debt (a)	240,277	—	—	240,280
Total	$276,775	$—	$—	$273,100

(a) The debt amounts above do not include the impact of debt issuance costs or discounts.

NOTE 12. RELATED PARTY TRANSACTIONS

The Related Companies

On July 13, 2021, the Company entered into the Advisory Agreement with the Advisor, the substance of which is described in Note 8, Stockholders' Equity. The relative fair value method was used to allocate the $5.0 million purchase price between the shares of Class A Common Stock and the Series A Warrants under the Subscription Agreement. The Company recorded the excess of the grant date fair value difference between the fair value of the equity and Series A Warrants at the grant date (July 13, 2021) as prepaid service contracts totaling $14.5 million, subject to amortization over the terms of the respective agreements. During the three months ended March 31, 2023, the Company recognized $0 of expense related to amortization of the Series A Warrants ($0.1 million during the three months ended March 31, 2022).

Series B Warrants are recognized at their grant date fair value once vesting becomes probable. No warrants vested during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recorded $2.5 million in

(20)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

other assets to reflect vesting of 500,000 Series B Warrant Shares using their grant date fair value. Refer to Note 8, Stockholders' Equity, for additional information.

Balances associated with the Series A and Series B warrants are recorded in the right-of-use assets and other assets, except for the portion that represents amortization expected to be recognized over the next twelve months, which is recorded in other current assets. The portion of Series A and Series B warrants recorded in other current assets as of March 31, 2023 and December 31, 2022 was $0.6 million and $0.6 million, respectively.

In addition, during the three months ended March 31, 2022, we recorded $0.4 million in construction in progress representing construction advisory services provided to us by Related (none during the three months ended March 31, 2023).

On July 13, 2021, the Company's board of directors (the "Board") appointed Mr. Bryan Cho, Executive Vice President of Related, to serve as a Class III director of the Company. The appointment of Mr. Cho was made in connection with the Advisory Agreement, which provides the Advisor with the right to designate a director to serve on the Company's board of directors, subject to the continuing satisfaction of certain conditions, including that the Advisor and its affiliates maintain ownership of at least 500,000 shares of Class A Common Stock.

As a director of the Company, Mr. Cho will receive compensation in the same manner as the Company’s other non-employee directors.

Steward Health Care System LLC

In connection with closing of the Steward Acquisition, the Company issued 23,500,000 shares of the Company's Class A Common Stock, which at closing, resulted in the equity holders of the Seller owning approximately 21% of the Company’s Class A Common Stock.

On and effective as of November 17, 2022, the Board appointed Dr. Ralph de la Torre to serve as a Class II director of the Board. Dr. de la Torre will serve until the Company’s 2023 Annual Meeting of Stockholders and until his successor is duly elected or appointed or his earlier death, resignation or removal. The appointment of Dr. de la Torre was made in connection with that certain Investor Rights Agreement, dated November 10, 2022, by and among the Company, the Seller, Dr. de la Torre, Dr. Michael Callum, the Executive Vice President for Physician Services and an equity holder of the Seller, Medical Properties Trust, Inc., a Maryland corporation, and certain other equity holders of the Seller, which provides that Dr. de la Torre has the right to designate an individual to be nominated to serve on the Board, subject to the continuing satisfaction of certain conditions. Dr. de la Torre is the Chairman, Chief Executive Officer and principal equity holder of Steward Health Care System, LLC.

CAJ and Deerfield

In November 2022, the Company entered into Loan and Security Agreement, described in Note 7, Debt and Related Party Debt, whereby CAJ and Deerfield are the lenders.

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

MSP Recovery, Inc.

Ms. Beatriz Assapimonwait serves on the Company's Board. Ms. Assapimonwait also joined the board of directors of MSP Recovery, Inc. ("MSP Recovery") in 2022. As of March 31, 2023 and December 31, 2022, the Company had accounts receivable from MSP Recovery of $1.1 million and $2.3 million, respectively. During the three months ended March 31, 2023 and 2022, the Company had subrogation income from MSP Recovery of $0 and $0.2 million, respectively.

Second Wave Delivery System, LLC

(21)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Hon. Dr. David J. Shulkin, M.D. serves on the Company's Board. Dr. Shulkin also serves on the board of directors of Second Wave Delivery System, LLC ("Second Wave"). As of March 31, 2023 and December 31, 2022, the Company had prepaid expenses for services from Second Wave of $0.3 million and $0, respectively.

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

Operating lease expense primarily represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term. Variable lease expense represents the payment of real estate taxes, insurance, maintenance and, for certain locations, additional rentals based on a percentage of sales in excess of stipulated minimums (excess rent). The payment of variable real estate taxes, insurance and maintenance is generally based on the Company’s pro-rata share of the total building square footage. Lease expense is recorded in cost of care and corporate, general and administrative expenses in the condensed consolidated statements of operations.

ASC 842 Disclosures

Lease costs were as follows (in thousands):

Three Months Ended March 31, 2023
Operating lease cost	$4,284
Variable lease cost	669
Short-term lease cost	281
Total lease cost	$5,234

During the three months ended March 31, 2023, we obtained $5.7 million of right-of-use assets in exchange for new operating lease liabilities and paid $2.8 million for amounts included in the measurement of operating lease liabilities, included in the operating cash flows from operating lease assets and liabilities in our consolidated statements of cash flows.

Weighted-average of the remaining lease terms and weighted-average discount rate were as follows:

Three Months Ended March 31, 2023
Weighted average remaining lease term (years)	11.9
Weighted-average discount rate	7.18%

As of March 31, 2023, maturities of operating lease liabilities were as follows (in thousands):

Year	Amount
Remainder of 2023	$6,053
2024	15,883
2025	15,223
2026	14,361
2027	13,545
Thereafter	106,604
Total lease payments	171,668
Less: Present value discount	(61,478)
Present value of lease liabilities	$110,190

At March 31, 2023, the Company entered into leases that have not yet commenced with aggregated estimated future lease payments of approximately $103.0 million, which are not included in the above table. These leases relate to properties that are being constructed by the future lessors. These leases are expected to commence throughout 2023 or 2024, with initial lease terms ranging from 10 to 20 years.

ASC 840 Disclosures

(22)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Prior to adoption of ASC 842, the Company accounted for its lease arrangements under ASC 840, Leases, with no right-of-use assets or lease liabilities being reflected on the condensed consolidated balance sheets. The Company recognized $4.3 million of lease expense during the three months ended March 31, 2022.

Future minimum rental payments under these lease agreements, including renewal options which are considered reasonably certain of exercise, consisted of the following at March 31, 2022:

Year	Amount
2022	$8,381
2023	13,531
2024	13,440
2025	13,130
2026	12,556
Thereafter	139,501
Total lease payments	$200,539

NOTE 14. INCOME TAXES

Income tax expense was $0.2 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively. The effective tax rate was (0.2)% and (1.1)% during the three months ended March 31, 2023 and 2022, respectively, based on the assessment of a full valuation allowance, excluding a portion attributable to the "naked credit" deferred tax liability.

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

Litigation

The Company is involved in various legal actions arising in the normal course of business. Management has not identified any legal actions during the three months ended March 31, 2023 or 2022 that were deemed to be material.

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

In order to determine whether the Company has a controlling financial interest in the PCs and Care Optical, and, thus, is the PCs' primary beneficiary, the Company considered whether it has (i) the power to direct the activities of PCs and Care Optical that most significantly impacts their economic performance and (ii) the obligation to absorb losses of the PCs and Care Optical or the right to receive benefits from the PCs and Care Optical that could potentially be significant to them. The Company

(23)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

concluded that the member and employees of the PCs and Care Optical have no individual power to direct activities of the PCs and Care Optical that most significantly impact their economic performance. Under the ASAs, the Company is responsible for providing services that impact the growth of the patient population of the PCs and Care Optical, the management of that population's healthcare needs, the provision of required healthcare services to those patients, and the PCs' and Care Optical's ability to receive revenue from health plans. In addition, the Company's variable interest in the PCs and Care Optical provides the Company with the right to receive benefits that could potentially be significant to them. The single members of the PCs and Care Optical are employees of the Company. Based on this analysis, the Company concluded that it is the primary beneficiary of the PCs and Care Optical and therefore consolidates the balance sheet, results of operations and cash flows of the PCs and Care Optical.

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

The following tables summarize the financial position and operations of the PCs and Care Optical (in thousands):

	March 31, 2023	December 31, 2022
Total assets	$2,381	$1,097
Total liabilities	$5,725	$2,961

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenues	$417	$-
Operating expenses	$1,714	$-

NOTE 17. SUBSEQUENT EVENTS

In April 2023, the Company drew $35.0 million of the Delayed Draw Term Loans.

(24)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this section to “CareMax,” “we,” “us,” “our,” and the “Company” refer to CareMax, Inc. together with its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the “Report”).

Forward-Looking Statements

This Report contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. The words “anticipate,” “believe,” “plan,” “expect,” “may,” “could,” “should,” “project,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks and uncertainties and other factors, including but not limited to those contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), which was filed with the Securities and Exchange Commission (the "SEC") on March 30, 2023, under the caption "Risk Factors" and, the following:

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

(25)

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
•
our ability to develop and maintain proper and effective internal control over financial reporting; and
•
the impact of any prior period developments.

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

(26)

Our Business

As of March 31, 2023, CareMax operated 62 centers in Florida, Tennessee, New York and Texas. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

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

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (approximately 76% and 79% of revenue for the three months ended March 31, 2023 and 2022, respectively, came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of the Medicare patients cared for in CareMax's centers are enrolled in MA plans which are run by private insurance companies and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs. We contract with nearly all national and most regional, local Medicare Advantage plans.

In addition to Medicare Advantage contracts, through our MSO we service other Medicare patients through a variety of value-based contracts, such as Medicare Shared Savings Program (“MSSP”) and ACO Reach.

Key Factors Affecting Our Performance

Our Patients

As discussed above, the Company partners with Medicare, Medicaid, and commercial insurance plans. While CareMax currently services mostly Medicare patients, we also accept Medicare fee-for-service patients. The chart below shows a breakdown of our current membership on a pro forma basis. This pro forma view assumes the Business Combination with IMC occurred on January 1, 2021, and is based upon estimates which we believe are reasonable. Given the close proximity of the closing of the acquisition of the Medicare value-based care business of Steward Health Care System (the "Steward Acquisition") on November 10, 2022 to our year-end December 31, 2022, we did not calculate pro forma adjustments related to this acquisition.

	Pro forma
Patient Count as of*	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023
Medicare Advantage	16,500	21,500	26,500	33,500	34,000	37,000	39,500	93,500	95,500
Medicare Government VBC	—	—	—	—	—	—	—	109,500	107,000
Medicaid	23,000	23,500	24,500	28,000	28,500	29,500	31,500	33,500	33,500
Commercial	15,000	17,500	17,500	21,500	21,500	21,500	22,000	22,000	34,500
Total Count	54,500	62,500	68,500	83,500	84,000	88,000	93,000	258,500	271,000

*Figures may not sum due to rounding

Because CareMax accepts multiple insurance types, it uses a Medicare-Equivalent Member (“MCREM”) value in reviewing key factors of its performance. To determine the Medicare-Equivalent, CareMax estimates the amount of support typically

(27)

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

	Pro forma
MCREM Count as of*	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 20, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023
Medicare Advantage	16,500	21,500	26,500	33,500	34,000	37,000	39,500	93,500	95,500
Medicare Government VBC	—	—	—	—	—	—	—	109,500	107,000
Medicaid	7,600	7,900	8,100	9,400	9,400	9,900	10,600	11,100	11,200
Commercial	5,100	5,900	5,800	7,200	7,200	7,100	7,300	7,400	11,400
Total Count	29,200	35,300	40,400	50,100	50,600	54,000	57,400	221,500	225,100

*Figures may not sum due to rounding

Medicare Advantage Patients

As of March 31, 2023, CareMax had approximately 95,500 MA patients of which 98% were in value-based agreements. Approximately 37% of patients in the Medicare Advantage value-based care agreements were in full-risk contracts. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for some or all of the patient’s medical costs. CareMax is attributed an agreed percentage of the premium the Medicare plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by the Company). A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the Medicare plan. If medical costs paid by the Medicare plan exceed premiums, CareMax is responsible to reimburse the Medicare plan.

Medicare Government Value-Based Care ("VBC") Programs

As of March 31, 2023, CareMax had approximately 107,000 patients enrolled in Medicare Government VBC Programs, of which 92% were in the Medicare Shared Savings Program ("MSSP") and 8% were in the ACO REACH program. The MSSP is sponsored by the CMS. The MSSP allows participating Accountable Care Organizations ("ACOs") to receive a share of cost savings they generate in connection with the management of costs and quality of medical services rendered to Medicare beneficiaries. Payments to the ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, the ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each participant if the participant is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”), which varies depending on the number of beneficiaries assigned to the ACO, must be achieved before the ACO can receive up to 75% of share of the savings if quality performance standards are met; the ACO is also responsible for 40% of the deficit. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared with the ACO.

Medicaid Patients

As of March 31, 2023, CareMax had approximately 33,500 Medicaid patients of which 100% were in value-based agreements. Approximately 91% of patients in the Medicaid value-based care agreements were in full-risk contracts. Using the MCREM metric, the level of support required to manage these Medicaid patients equates to that of approximately 11,200 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program.

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

(28)

Commercial Patients

As of March 31, 2023, CareMax managed approximately 34,500 commercial patients of which 97% were under a value-based agreement that provided upside-only financial incentives for quality and utilization performance. Using the MCREM metric, the level of support required to manage these commercial patients equates to that of approximately 11,400 Medicare patients.

CareMax cares for a number of commercial patients (less than 1% of the Company's total patients) for whom it is reimbursed on a fee-for-service basis via their health plan in situations where it does not have a capitation relationship with that particular health plan.

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

Contracts with Payors

Our economic model relies on its capitated partnerships with payors which manage and market Medicare plans across the United States. CareMax has established strategic value-based relationships with a number of different payors for Medicare Advantage patients, Medicaid patients, and ACA patients. Our three largest payor relationships were Payor A, Payor C and Payor E, which generated 31%, 22% and 20% of our revenue, respectively, during the three months ended March 31, 2023. During the three months ended March 31, 2022 our three largest payor relationships were Payor A, Payor C, and Payor D, which generated 35%, 17%, and 16% of our revenue. These existing contracts and relationships with our national partners and their understanding of the value of the CareMax model reduces the risk of entering into new markets as CareMax typically seeks to have payor contracts in place before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new markets, are critical to our long-term success. We believe CareMax’s model is well-aligned with its payor partners - to drive better health outcomes for their patients, enhance patient satisfaction, and drive incremental patient and revenue growth. This alignment of interests helps ensure our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 39% of our total operating expenses for the three months ended March 31, 2023 and 63% of our total operating expenses for the three months ended March 31, 2022. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at emergency rooms or hospitals; we do not restrict their access to care. Therefore, we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us from medical claims in excess of certain levels.

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

(29)

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

Payor Settlements

As it relates to our MSSP contracts, settlements from the prior year from the CMS typically take place during the fourth quarter of each year, which results in variability of our accounts receivable, cash flow from operations, and cash balances throughout the year.

Investments in Growth

We expect to continue to focus on long-term growth through investments in our centers, MSO, platform, care model and marketing. In addition, we expect our corporate, general and administrative expenses to increase in absolute dollars for the foreseeable future to support our growth and costs to operate as a public company.

As we have communicated, we plan to invest in openings of new de novo centers both within and outside of Florida over the next several years. De novo centers require upfront capital and operating expenditures, which typically are not fully offset by revenues in the near-term, as a result of which we expect a period of unprofitability in our de novo centers before they break even. Costs we incur prior to opening of a de novo center include (1) incremental payroll costs from employees specifically associated with the operational, contractual, physical, or regulatory infrastructure for de novo centers, prior to their opening; (2) legal costs incurred directly associated with the de novo centers, prior to their opening, which includes services such as execution of leases, health plan contracts and other agreements; (3) other expenses related to diligence, design, permitting, and other “soft costs” at new sites; and (4) rent and facility expenses prior to center opening. Once a de novo center opens, we incur post-opening losses, which consist of center-level operating losses recognized at a de novo center until the center breaks even, up to 18 months after opening. The de novo post-opening losses consist of revenue, external provider costs and cost of care allocated to the de novo center. During the three months ended March 31, 2023 and 2022, we incurred de novo pre-opening costs and post-opening losses, on a combined basis, of $6.4 million and $2.1 million, respectively.

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

Use of Non-GAAP Financial Information

Certain financial information and data contained in this Report is unaudited and does not conform to Regulation S-X. Accordingly, such information and data may not be included in, may be adjusted in, or may be presented differently in, any periodic filing, information or proxy statement, or prospectus or registration statement to be filed by the Company with the

(30)

SEC. Some of the financial information and data contained in this Report, such as Adjusted EBITDA and margin thereof, and Platform Contribution and margin thereof have not been prepared in accordance with GAAP. These non-GAAP measures of financial results are not GAAP measures of our financial results or liquidity and should not be considered as an alternative to net income (loss) as a measure of financial results, cash flows from operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. The Company believes these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to the Company’s financial condition and results of operations. Management uses these non-GAAP measures for trend analyses and for budgeting and planning purposes.

The Company believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating projected operating results and trends in and in comparing the Company’s financial measures with other similar companies, many of which present similar non-GAAP financial measures to investors. Management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by management about which expense and income are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. You should review the Company’s audited financial statements, which are included in this Report.

Adjusted EBITDA

Adjusted EBITDA is defined as net income or loss before interest expense, depreciation and amortization, remeasurement of warrant and contingent earnout liabilities, goodwill impairment, stock-based compensation, acquisition and integration related costs, Business Combination integration costs, income tax provision or benefit, and other income or expenses that are considered one-time in nature as determined by management.

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

Reconciliation to Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2023	2022	Y/Y Change
Net loss	$(82,082)	$(16,797)	$(65,285)
Interest expense, net	10,458	1,728	8,730
Depreciation and amortization	6,576	5,062	1,514
Remeasurement of warrant and contingent earnout liabilities	(37,242)	3,536	(40,778)
Goodwill impairment	98,000	-	98,000
Stock-based compensation	2,298	1,087	1,211
Acquisition and integration related costs (1)	622	3,429	(2,807)
Business Combination integration costs (2)	1,066	5,114	(4,048)
Other (3)	66	430	(364)
Income tax provision (benefit)	177	181	(4)
Adjusted EBITDA	$(61)	$3,769	$(3,831)

(1)
Includes all costs recognized in acquisition related costs in our consolidated statements of operations and incremental payroll compensation expense for employees directly associated with services to achieve synergies related to closed transactions. Significant components of acquisition and integration related costs were as follows:

(31)

	Three Months Ended March 31,
(in thousands)	2023	2022
Advisor and other professional fees (a)	$42	$1,622
Compensation costs (b)	580	1,808
	$622	$3,429

(a) Includes payments to our third-party transaction advisory firm associated with transaction contracts, including the Steward transaction that was closed in November 2022. Also, costs include legal and accounting fees directly associated with contemplated or closed transactions.
(b) Includes incremental payroll compensation expense for employees directly associated with services to achieve synergies related to closed transactions.

(2)
Represents initial costs to set up public company processes, incremental compensation and vendor expenses identified as temporary or duplicative and expected to be rationalized in the short term, and legal and professional expenses outside of the ordinary course of business, which are being incurred as part of the Company’s efforts as it integrates the two privately held companies that were combined in the Business Combination. Significant components of Business Combination integration costs were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Consulting and legal fees (a)	$282	$3,190
Other compensation costs (b)	351	760
Other (c)	433	1,164
	$1,066	$5,114

(a) Represents consulting and legal costs directly associated with efforts related to integration of the two privately held companies that were combined in the Business Combination.

(b) Represents incremental compensation expense directly associated with efforts related to integration of the two privately held companies that were combined in the Business Combination.

(c) Represents primarily vendor expenses identified as temporary or duplicative and/or expenses outside the ordinary course of business and not necessary to run the Company's business.

(3)
Components of other were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Tax-related costs	$-	$265
Other	66	165
	$66	$430

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The chart below is a pro forma view of our operations. This pro forma view was calculated in a manner consistent with the concepts of Article 8 of Regulation S-X, assumes the Business Combination occurred on January 1, 2021, and is based upon estimates which we believe are reasonable.

Operating Metrics and Non-GAAP Platform Contribution and Pro Forma Platform Contribution

The following metrics are as of the end of the indicated period, except for Platform Contribution, which is for the indicated period ended:

	Pro Forma**
Non-GAAP Operating Metrics	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023
Centers	24	34	40	45	48	48	51	62	62
Markets	1	2	3	4	6	6	7	7	7
Patients (MCREM)*	29,200	35,300	40,400	50,100	50,600	54,000	57,400	221,500	225,100
Patients in value-based care arrangements (MCREM)	87.0%	84.1%	87.2%	79.3%	79.8%	81.0%	78.2%	97.6%	99.0%
Platform Contribution ($, millions)**	$14.7	$8.2	$11.0	$16.0	$17.2	$21.6	$20.7	$25.6	$24.7
* MCREM defined as Medicare Equivalent Members, which assumes the level of support received by a Medicare patient is equivalent to that received by three Medicaid or Commercial patients.
** For periods prior to and including June 30, 2021, the measure was calculated in a manner consistent with the concepts of Article 8 of Regulation S-X and represents Pro Forma Platform Contribution.

(32)

Centers

We define our centers as those primary care centers open for business and open for enrollment of patients at the end of a particular period.

Patients (MCREM)

MCREM patients includes both at-risk MA patients (those patients for whom we are financially responsible for their total healthcare costs) as well as risk and non-risk, non-MA patients. We define our total at-risk patients as patients who have selected us as their provider of primary care medical services as of the end of a particular period and for whom we take responsibility for at least some degree of downside risk in capitated contracts. At-risk patient remains active in our system until we are informed by the health plan the patient is no longer active. As discussed above, CareMax calculates the amount of support typically received by one Medicare patient as equivalent to the level of support received by three Medicaid or Commercial patients.

Pro Forma Platform Contribution and Platform Contribution

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

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Pro Forma Platform Contribution and Platform Contribution:

(in millions)	Mar 31, 2021	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023
Gross profit (a)	$3.9	$0.1	$4.5	$9.6	$11.2	$15.4	$14.8	$17.2	$17.1
Depreciation and amortization	0.6	1.4	5.2	6.1	5.1	4.9	4.6	7.2	6.6
Share-based compensation	-	-	-	0.1	0.4	1.3	1.2	1.2	1.0
Pro forma adjustments (b)	10.3	6.7	-	-	-	-	-	-	-
Other adjustments (c)	-	-	1.3	0.2	0.5	0.1	0.1	-	-
Pro forma Platform Contribution	$14.7	$8.2	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Platform Contribution	n/a	n/a	$11.0	$16.0	17.2	$21.7	$20.7	$25.6	$24.7

(a) Gross profit reflects the reclassification of stock compensation expense previously included in corporate, general and administrative expenses, which decreased gross profit by $0.1 million during the three months ended December 31, 2021, $0.4 million during the three months ended March 31, 2022, $1.3 million during the three months ended June 30, 2022, $1.2 million during the three months ended September 30, 2022, and $1.2 million during the three months ended December 31, 2022.

(b) Pro Forma adjustments are computed in a manner consistent with the concepts of Article 8 of Regulation S-X and give effect to the Business Combinations of IMC and Care Holdings as if they had occurred on January 1, 2021. Components of the pro forma adjustments were as follows:

	Three Months Ended March 31, 2021				Three Months Ended June 30, 2021
(in thousands)	IMC	Care Holdings	Total		IMC	Care Holdings	Total
Gross profit prior to Business Combination	$8,326	$913	$9,239		$4,682	$932	$5,614
Depreciation and amortization prior to Business Combination	1,066	2	1,068		1,066	1	1,067
Pro forma adjustment	$9,392	$915	$10,307		$5,748	$933	$6,681

(c) Other adjustments include incremental costs primarily related to post-Business Combination integration initiatives. Other adjustments reflected during the three months ended September 30, 2021 include $0.6 million of incremental costs relating to one-time operational projects and $0.3 million of non-cash true-up of deferred rent expense. Other adjustments reflected during the three months ended March 31, 2022 include $0.3 million of costs for a pilot project regarding outsourcing of certain costs.

(33)

Impact of COVID-19

The rapid spread of COVID-19 around the world and throughout the United States altered the behavior of businesses and people, with significant negative effects on federal, state and local economies. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

We estimate the impact of direct COVID-19 costs had a negligible negative impact on our performance for the three months ended March 31, 2023 and an approximately $1 million negative impact on our performance for the three months ended March 31, 2022. Management cannot accurately predict the future impacts of COVID-19 due to the uncertainty surrounding future spikes in COVID-19 cases or new variants that may emerge in the future.

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

Government Value-Based Care Revenue. Government Value-Based Care Revenue consists primarily of revenue derived from the Medicare Shared Savings Program (“MSSP”). The MSSP is sponsored by the Center for Medicare and Medicaid Services (“CMS”). The MSSP allows accountable care organizations (“ACOs”) to receive a share in cost savings they generate in connection with the managing of costs and quality of medical services rendered to Medicare beneficiaries. Payments to ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, an ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”) must be achieved before the ACO can receive a share of the savings. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared at a certain percentage with the ACO. The MSR varies depending on the number of beneficiaries assigned to the ACO.

Other Revenue. Other revenue consists primarily of professional capitation payments and pharmacy revenue. These revenues are a fixed amount of money per patient per month paid in advance for the delivery of primary care services only, whereby CareMax is not liable for medical costs in excess of the fixed payment. Capitated revenues are typically paid monthly to CareMax based on the number of patients selecting us as their primary care provider. Our capitated rates are fixed, contractual rates. Incentive payments for Healthcare Effectiveness Data and Information Set (“HEDIS”) and any services paid on a fee-for-service basis by a health plan are also included in other revenue. Other revenue also includes ancillary fees earned under

(34)

contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our affiliated medical groups. Revenue for primary care service for patients in partial risk or upside-only contracts, pharmacy revenue and revenue generated from CareOptimize are reported in other revenue.

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

The Company re-evaluated key assumptions and estimates related to risk contracts as of March 31, 2023. Based on this review, the Company identified changes in estimates to revenue, external provider costs and accounts receivable, net, driven by the new information from the Company's payors, as well as adverse claims development on prior period dates of service. Based on this updated information, the Company recognized a net decrease to revenue of $26.9 million, a net decrease to external provider costs of $12.4 million and a net decrease to accounts receivable, net, of $14.5 million during the three months ended March 31, 2023. Additionally, the Company recognized a net decrease to revenue of $0.7 million, a net increase to external provider costs of $6.3 million and a net decrease to accounts receivable, net, of $7.1 million during the three months ended March 31, 2022, driven by claims development from COVID related sicknesses.

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

(35)

Nonoperating Income (Expense)

Interest expense, net. Interest expense, net, consists primarily of interest payments, paid-in-kind interest, amortization of debt issuance costs and debt discount on our outstanding borrowings, offset by interest income on cash equivalents.

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

Results of Operations

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue
Medicare risk-based revenue	$121,593	$107,747	$13,847	12.9%
Medicaid risk-based revenue	25,626	20,165	5,460	27.1%
Government value-based care revenue	10,010	-	10,010	100.0%
Other revenue	15,754	9,008	6,746	74.9%
Total revenue	172,983	136,920	36,063	26.3%
Operating expenses
External provider costs	110,673	92,856	17,818	19.2%
Cost of care	38,627	27,349	11,278	41.2%
Sales and marketing	3,765	3,301	464	14.1%
Corporate, general and administrative	23,945	18,978	4,967	26.2%
Depreciation and amortization	6,576	5,062	1,515	29.9%
Goodwill impairment	98,000	-	98,000	100.0%
Acquisition related costs	20	266	(246)	(92.6%)
Total costs and expenses	281,606	147,811	133,795	90.5%
Operating loss	(108,623)	(10,890)	(97,733)	897.4%
Nonoperating income (expense)
Interest expense, net	(10,458)	(1,728)	(8,730)	505.3%
Change in fair value of derivative warrant liabilities	1,107	(3,536)	4,643	(131.3%)
Gain (loss) on remeasurement of contingent earnout liabilities	36,136	-	36,136	100.0%
Other income (expense), net	(66)	(462)	396	(85.6%)
	26,718	(5,726)	32,444	(566.6%)
Loss before income tax	(81,904)	(16,616)	(65,289)	392.9%
Income tax expense	(177)	(181)	4	(2.0%)
Net loss	$(82,082)	$(16,797)	$(65,285)	388.7%

*Figures may not sum due to rounding

Medicare risk-based revenue. Medicare risk-based revenue was $121.6 million for the three months ended March 31, 2023, an increase of $13.8 million, or 12.9%, compared to $107.7 million for the three months ended March 31, 2022. This increase was driven primarily by a 14% increase in the total number of at-risk patients, partially offset by a 1% net decrease in rates, driven by member mix, and the impact of the net prior period development. Medicare-risk based revenue was negatively impacted by the prior period development in the amount of $25.0 million.

Medicaid risk-based revenue. Medicaid risk-based revenue was $25.6 million for the three months ended March 31, 2023, an increase of $5.5 million, or 27%, compared to $20.2 million for the three months ended March 31, 2022. This increase was driven primarily by the 64% increase in patients, partially offset by a 22% decrease in rates, driven by member mix and the impact of the net prior period development. Medicaid-risk based revenue was negatively impacted by the prior period development in the amount of $1.9 million.

(36)

Government value-based care revenue. Government value-based care revenue was $10.0 million for the three months ended March 31, 2023. This increase is a result of the Steward Acquisition.

Other revenue. Other revenue was $15.8 million for the three months ended March 31, 2023, an increase of $6.7 million, or 74.9%, compared to $9.0 million for the three months ended March 31, 2022. The increase is related to the growth in pharmacy revenues due to enhanced service offerings, such as home delivery, and higher other partial risk surplus payments.

External provider costs. External provider costs were $110.7 million for the three months ended March 31, 2023, an increase of $17.8 million, or 19.2%, compared to $92.9 million for the three months ended March 31, 2022. The increase was mostly driven by incremental costs to support the 22% increase in full-risk revenue over the same period, and due to the impact of the net prior period development. External provider costs were negatively impacted by the prior period development in the amount of $12.4 million.

Cost of care. Cost of care expenses were $38.6 million for the three months ended March 31, 2023, an increase of $11.3 million, or 41%, compared to $27.3 million for the three months ended March 31, 2022. The increase was due to increases in headcount, medical supplies, and other related costs to support and operate the higher number of centers, including de novo centers, and members in the current period, as compared to the prior period.

Sales and marketing expenses. Sales and marketing expenses were $3.8 million for the three months ended March 31, 2023, an increase of $0.5 million, or 14.1%, compared to $3.3 million for the three months ended March 31, 2022. The increase was primarily due to expanding our sales staff and marketing efforts to increase membership levels in our centers, as we have grown the number of centers, including de novo centers, we operate in 2023 as compared to 2022.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $23.9 million for the three months ended March 31, 2023, an increase of $5.0 million, or 26.2%, compared to $19.0 million for the three months ended March 31, 2022. The increase was primarily from higher salaries, wages and professional fees as we grow our corporate infrastructure to support our operational growth.

Depreciation and amortization. Depreciation and amortization expense was $6.6 million for the three months ended March 31, 2023, an increase of $1.5 million, or 29.9%, compared to $5.1 million for the three months ended March 31, 2022. This increase is primarily driven by the amortization of intangibles acquired as part of the Steward Acquisition.

Goodwill impairment. During the three months ended March 31, 2023, we recognized goodwill impairment of $98.0 million, mainly driven by the reduction of the market value of our quoted stock price. No goodwill impairment charges were recognized during the three months ended March 31, 2022.

Acquisition related costs. Acquisition related costs were less than $0.1 million for the three months ended March 31, 2023, a decrease of $0.2 million, or 92.6%, compared to $0.3 million during for the three months ended March 31, 2022.

Interest expense, net. Interest expense, net, was $10.5 million for the three months ended March 31, 2023, an increase of $8.7 million, or 505.3%, compared to $1.7 million for the three months ended March 31, 2022. This increase was due to the increased borrowings and higher weighted-average interest rate. Refer to Note 7, Debt, for further information on the borrowings outstanding as of March 31, 2023.

Change in fair value of derivative warrant liabilities. We recorded a gain of $1.1 million during the three months ended March 31, 2023, an increase of $4.6 million, or 131%, compared to a loss of $3.5 million for the three months ended March 31, 2022. This decrease is primarily driven by the decrease in CareMax's stock price during the three months ended March 31, 2023, as compared to the increase in CareMax's stock price during the three months ended March 31, 2022.

Gain (loss) on remeasurement of contingent earnout liabilities. We recorded a gain on remeasurement of contingent earnout liabilities related to the Steward Acquisition of $36.1 million during the three months ended March 31, 2023 driven by the decrease in the market value of the Company's Class A Common Stock since December 31, 2022.

Other income (expenses), net. Other expenses were $0.1 million for the three months ended March 31, 2023, a decrease of $0.4 million, or 85.6%, as compared to other expenses of $0.5 million for the three months ended March 31, 2022.

(37)

Liquidity and Capital Resources

Overview

As of March 31, 2023, we had cash and cash equivalents on hand of $44.2 million. In addition, as of March 31, 2023, we had $95.0 million in availability under our Credit Agreement (as defined below) to draw term loans under certain circumstances to finance permitted acquisitions and similar permitted investments, de novo center growth and optimization of de novo centers and management services organization performance. In April 2023, we drew $35 million of the Delayed Draw Term Loans (as defined below).

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

Our future capital expenditures will depend on many factors, including the pace and scale of our expansion in new and existing markets, any future acquisitions, patient volume, and revenue growth rates. Many of our capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up. We also expect to incur costs related to acquisitions and de novo growth through the opening of new centers, which we expect to require significant capital expenditures, including lease and construction expenses. We may be required to seek additional equity or debt financing, in addition to cash on hand and borrowings under our credit facilities in connection with our business growth, including debt financing that may be available to us from certain health plans for each new center that we open under the terms of our agreements with those health plans. In the event that additional financing is required from outside sources, we may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, our business, results of operations, and financial condition would be materially and adversely affected. We believe that our existing cash, amounts available under our Credit Agreement, and amounts available to us under our agreement with Elevance Health, each as described below, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months from the issuance date of this report. As of March 31, 2023, we were in compliance, in all material respects, with all covenants under our credit facilities.

Credit Facilities

Credit Agreement

In May 2022, the Company entered into a credit agreement (the “Credit Agreement”) that provided for an aggregate of up to $300 million in term loans, comprised of (i) initial term loans in aggregate principal amount of $190 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110 million (the “Delayed Draw Term Loans”). The Credit Agreement permits the Company to enter into certain incremental facilities subject to compliance with the terms, conditions and covenants set forth therein. In May 2022, the Company drew $190 million of the Initial Term Loans and used approximately $121 million of the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended (the "Existing Credit Agreement”) and recognized related debt extinguishment losses of $6.2 million. In November 2022, March 2023 and April 2023, the Company drew $45 million, $30 million and $35 million of the Delayed Draw Term Loans, respectively.

Based on the elections made by the Company, as of December 31, 2022, borrowings under the Credit Agreement bore interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment based on the elected interest period) plus an applicable margin rate of 9.00%. As permitted under the Credit Agreement, the Company elected to capitalize 4.00% of the interest as principal amount. As a result of this election, the cash interest component of the applicable margin increased by 0.50%. Amortization payments under the Credit Agreement are payable in quarterly installments, commencing on May 31, 2025, in aggregate principal amounts equal to 0.25% of the aggregate outstanding principal amount of Initial Term Loans and Delayed Draw Term Loans. All amounts owed under the Credit Agreement are due in May 2027.

On March 8, 2023 (the “Amendment Closing Date”), the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment amended the Credit Agreement to, among other things, (i) provide for a new incremental delayed draw term loan B facility in an aggregate principal amount of $60.0 million; (ii) revise

(38)

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

(39)

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

(in thousands)	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(21,746)	$(12,139)
Net cash used in investing activities	$(2,286)	$(1,467)
Net cash provided by (used in) financing activities	$26,627	$(1,570)

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2023 was $21.7 million, an increase of $9.6 million, as compared to $12.1 million used in operating activities during the three months ended March 31, 2022. This increase is primarily the result of an increase of $9.7 million in MSSP accounts receivable with expected collection cycle greater than 12 months included in Other assets.

Investing Activities. Net cash used in investing activities was $2.3 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively, driven by purchases of leasehold improvements and medical equipment for our centers.

Financing Activities. Net cash provided by financing activities was $26.6 million during the three months ended March 31, 2023, driven by the $30.0 million drawn on our Delayed Draw Term Facility, partially offset by the related discounts and issuance costs. Net cash used in financing activities was $1.6 million during the three months ended March 31, 2022 and represented scheduled principal payments on debt.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under the Credit Agreement and operating leases for our centers.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 or December 31, 2022, other than operating leases which have not yet commenced.

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

Critical Accounting Policies and Estimates

(40)

There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” included in this Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

(41)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses described below, our internal control over financial reporting was not effective as of March 31, 2023.

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

Remediation Plan for the Material Weaknesses

In response to the aforementioned material weaknesses, management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of material weaknesses in internal control over financial reporting. In 2021, management engaged an external advisor to assist in evaluating and documenting the design and operating effectiveness of our internal control over financial reporting, and their work is ongoing. Additionally, in 2022, the Company hired a Vice President of Financial Reporting and Technical Accounting and a Chief Accounting Officer, both with technical public company accounting and financial reporting experience. Our plan also includes providing enhanced access to accounting training, literature, research materials and documents and implementation of controls to review and evaluate conclusions regarding accounting for complex transactions, including the accounting for financial instruments and contingent earnout liabilities, which management has begun to implement. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Management believes that the remediation measures described above will be implemented in a manner such that the controls can be tested and the identified material weaknesses can be determined to be remediated, however, no assurance can be made that such remediation will occur or that additional material weaknesses will not be identified.

(42)

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(43)

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

Item1A. Risk Factors

There have been no material changes to the principal risks that we believe to be material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1*+†

Second Amendment to Credit Agreement, dated as of March 8, 2023, by and among the Company, certain of the Company’s subsidiaries as guarantors, Jefferies Finance LLC, as Administrative Agent, Collateral Agent, Sole Lead Arranger and Bookrunner, BlackRock Financial Management, as Lead Manager, Crestline Direct Finance, L.P., as Documentation Agent, and certain other banks and financial institutions serving as lenders.

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

(44)

(45)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: May 10, 2023		/s/ Carlos A. de Solo
	Name:	Carlos A. de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 10, 2023		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(46)