Form 10-Q
period 2023-06-30
CareMax, Inc.
filed 2023-08-09
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 4, 2023, the registrant had 112,077,833 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share issued and outstanding.

CareMax, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS

Current Assets
Cash and cash equivalents	$54,605	$41,626
Accounts receivable, net	159,812	151,036
Risk settlement assets	717	707
Other current assets	3,516	3,968
Total Current Assets	218,650	197,336

Property and equipment, net	24,628	21,006
Operating lease right-of-use assets	131,207	108,937
Goodwill, net	602,643	700,643
Intangible assets, net	112,537	123,585
Deferred debt issuance costs	1,052	1,685
Other assets	60,249	17,550
Total Assets	$1,150,965	$1,170,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,677	$7,687
Accrued expenses	12,634	16,854
Risk settlement liabilities	15,656	14,171
Related party liabilities	13,410	1,777
Related party debt, net	32,997	30,277
Current portion of third-party debt, net	276	253
Current portion of operating lease liabilities	7,116	5,512
Other current liabilities	7,303	790
Total Current Liabilities	98,069	77,322
Derivative warrant liabilities	2,434	3,974
Long-term debt, net	298,481	230,725
Long-term operating lease liabilities	116,187	96,539
Contingent earnout liability	-	134,561
Other liabilities	11,297	8,075
Total Liabilities	526,469	551,196
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY
Preferred stock (1,000,000 shares authorized; one share issued and outstanding as of June 30, 2023 and December 31, 2022)	-	-
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 112,072,237 and 111,332,584 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	11	11
Additional paid-in-capital	776,533	657,126
Accumulated deficit	(152,048)	(37,590)
Total Stockholders' Equity	624,496	619,547

Total Liabilities and Stockholders' Equity	$1,150,965	$1,170,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Medicare risk-based revenue	$155,486	$143,664	$277,079	$251,410
Medicaid risk-based revenue	30,054	19,896	55,680	40,062
Government value-based care revenue	22,206	-	32,216	-
Other revenue	16,694	8,719	32,449	17,727
Total revenue	224,440	172,279	397,424	309,199

Operating expenses
External provider costs	156,995	120,348	267,668	213,204
Cost of care	40,192	30,364	78,819	57,712
Sales and marketing	3,327	2,299	7,092	5,600
Corporate, general and administrative	20,795	18,063	44,739	37,041
Depreciation and amortization	6,828	4,903	13,404	9,965
Goodwill impairment	-	-	98,000	-
Acquisition related costs	54	2,789	74	3,055
Total operating expenses	228,191	178,767	509,797	326,577
Operating loss	(3,750)	(6,488)	(112,373)	(17,378)
Nonoperating income (expense)
Interest expense	(13,197)	(3,896)	(23,908)	(5,624)
Change in fair value of derivative warrant liabilities	434	7,391	1,540	3,855
Gain (loss) on remeasurement of contingent earnout liabilities	(16,220)	-	19,916	-
Loss on extinguishment of debt, net	-	(6,172)	-	(6,172)
Other income (expense), net	534	(45)	721	(507)
	(28,449)	(2,722)	(1,730)	(8,448)
Loss before income tax	(32,199)	(9,210)	(114,103)	(25,826)
Income tax expense	(177)	(171)	(355)	(351)
Net loss	$(32,376)	$(9,381)	$(114,458)	$(26,178)

Weighted-average basic shares outstanding	111,671,302	87,422,917	111,511,214	87,395,596
Weighted-average diluted shares outstanding	111,671,302	87,422,917	111,511,214	87,395,596
Net loss per share
Basic	$(0.29)	$(0.11)	$(1.03)	$(0.30)
Diluted	$(0.29)	$(0.11)	$(1.03)	$(0.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2023 and 2022
	Class A Common Stock		Preferred	Additional	Retained Earnings	Total
	Shares	Amount	Stock	Paid-in-capital	(Deficit)	Equity
BALANCE - MARCH 31, 2023	111,360,802	$11	$-	$659,424	$(119,672)	$539,763
Stock-based compensation expense	-	-	-	2,464	-	2,464
Issuance of shares upon vesting of stock-based compensation awards	711,435	-	-	-	-	-
Reclassification of contingent consideration previously liability classified	-	-	-	114,645	-	114,645
Net loss	-	-	-	-	(32,376)	(32,376)
BALANCE - JUNE 30, 2023	112,072,237	$11	$-	$776,533	$(152,048)	$624,496

BALANCE - MARCH 31, 2022	87,367,972	$9	$-	$508,945	$(16,763)	$492,190
Stock-based compensation expense	-	-	-	2,787	-	2,787
Issuance of shares upon vesting of stock-based compensation awards	100,000	-	-	-	-	-
Vesting of Series B Warrants under Advisory Agreement	-	-	-	2,530	-	2,530
Net loss	-	-	-	-	(9,381)	(9,381)
BALANCE - JUNE 30, 2022	87,467,972	$9	$-	$514,262	$(26,144)	$488,127

	Six Months Ended June 30, 2023 and 2022
	Class A Common Stock		Preferred	Additional	Retained Earnings	Total
	Shares	Amount	Stock	Paid-in-capital	(Deficit)	Equity
BALANCE - DECEMBER 31, 2022	111,332,584	$11	$-	$657,126	$(37,590)	$619,547
Stock-based compensation expense	-	-	-	4,762	-	4,762
Issuance of shares upon vesting of stock-based compensation awards	739,653	-	-	-	-	-
Reclassification of contingent consideration previously liability classified	-	-	-	114,645	-	114,645
Net loss	-	-	-	-	(114,458)	(114,458)
BALANCE - JUNE 30, 2023	112,072,237	$11	$-	$776,533	$(152,048)	$624,496

BALANCE - DECEMBER 31, 2021	87,367,972	$9	$-	$505,327	$33	505,369
Stock-based compensation expense	-	-	-	3,875	-	3,875
Issuance of shares upon vesting of stock-based compensation awards	100,000	-	-	-	-	-
Vesting of Series B Warrants under Advisory Agreement	-	-	-	5,060	-	5,060
Net loss	-	-	-	-	(26,178)	(26,178)
BALANCE - JUNE 30, 2022	87,467,972	$9	$-	$514,262	$(26,144)	$488,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(114,458)	$(26,178)
Adjustments to reconcile net loss to cash and cash equivalents
Depreciation and amortization expense	13,404	9,965
Amortization of debt issuance costs and discounts	4,086	753
Stock-based compensation expense	4,762	3,875
Income tax provision	355	351
Change in fair value of derivative warrant liabilities	(1,540)	(3,855)
Loss (gain) on remeasurement of contingent earnout liabilities	(19,916)	-
Loss (gain) on extinguishment of debt	-	6,172
Payment-in-kind interest expense	5,500	1,078
Provision for credit losses	57	-
Goodwill impairment	98,000	-
Amortization of right-of-use assets	5,842	-
Other non-cash, net	1,213	60
Changes in operating assets and liabilities:
Accounts receivable	(1,255)	(29,976)
Other current assets	452	(504)
Risk settlement assets and liabilities	1,968	19
Other assets	(41,807)	(105)
Operating lease liabilities	(4,959)	-
Accounts payable	(128)	5,273
Accrued expenses	(4,219)	4,910
Related party liabilities	(1,134)	-
Other liabilities	10,515	764
Net cash used in operating activities	(43,263)	(27,398)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,234)	(2,893)
Net cash used in investing activities	(5,234)	(2,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on long-term debt, net	62,000	184,000
Principal payments of debt	(125)	(121,881)
Payments of debt issuance costs	(398)	(6,174)
Collateral for letters of credit	-	(5,439)
Net cash provided by financing activities	61,477	50,505

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,980	20,214
Cash and cash equivalents - beginning of period	41,626	47,917
CASH AND CASH EQUIVALENTS - END OF PERIOD	$54,605	$68,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Equity and warrant consideration issued to The Related Companies, L.P.	$—	$5,060
Additions to construction in progress funded through accounts payable	1,118	773
Reclassification of contingent consideration previously liability classified	114,645	—
Decrease in right-of-use assets and lease liabilities due to lease remeasurements	2,151	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	14,609	3,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Note 1. DESCRIPTION of business

CareMax, Inc. (“CareMax” or the “Company”), formerly Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), is a Delaware corporation, which announced its initial public offering in July 2020 (the "IPO") as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. As of June 30, 2023, the Company operated 62 centers and managed affiliated providers across 10 states that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

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

Liquidity

In accordance with Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of the report date, we do not believe that substantial doubt exists about our ability to continue as a going concern.

While the Company is expected to generate positive operating income for the foreseeable future, the length of time it takes to convert newly acquired populations of lives to profitable, full risk contracts in our management services organization (“MSO”) operations and the period of unprofitability in de novo centers before they generate positive cash flows may put pressure on our ability to meet the minimum liquidity covenant in the 12 months subsequent to the release of these condensed consolidated financial statements. In such circumstance, and others, we may be required to seek additional equity or debt financing, in addition to cash on hand and borrowings under our credit facilities in connection with our business growth, including debt financing that may be available to us from certain health plans for each new center that we open under the terms of our agreements with those health plans.

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

We believe that, based on our current forecasts, our cash generated by our centers and our MSO operations, amounts available under our Credit Agreement (as defined below), and amounts available to us under our agreement with Elevance Health, both as further described in Note 7, Debt And Related Party Debt, will continue to be sufficient to fund our operations and growth strategies and allow us to remain in compliance with the minimum liquidity and maximum leverage covenants for at least the next 12 months from the issuance of these condensed consolidated financial statements. We have based these estimates on assumptions that may differ from actual results.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The condensed consolidated balance sheet at December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2023.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications have not materially affected previously reported amounts. In the opinion of management, the accompanying unaudited and condensed consolidated financial statements include all adjustments of a normal recurring nature, which are necessary for a fair statement of financial position, operating results and cash flows for the periods presented. Operating results for any interim period are not necessarily indicative of results for the full year.

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

Medicare and Medicaid Risk-Based Revenue

Medicare and Medicaid Risk-Based Revenue consists primarily of fees for medical services provided under capitated arrangements directly with various Medicare Advantage and Medicaid managed care payors. The Company receives a fixed fee per patient under what is typically known as a “risk contract.” Risk contracting, or full risk capitation, refers to a model in which the Company receives from the third-party payor a fixed payment of at-risk premium less an administrative charge on a per patient per month (“PMPM”) basis for a defined patient population, and the Company is then responsible for providing healthcare services required by that patient population. PMPM fees can fluctuate throughout the contract based on the health status (acuity) of each individual enrollee. In certain contracts, PMPM fees also include “risk adjustments” for items such as performance incentives, performance guarantees and risk shares. The capitated revenues are recognized based on the estimated PMPM fees earned net of projected performance incentives, performance guarantees, risk shares and rebates because we are able to reasonably estimate the ultimate PMPM payment of these contracts. We recognize revenue in the month in which eligible members are entitled to receive healthcare benefits. Subsequent changes in PMPM fees and the amount of revenue to be recognized are reflected through subsequent period adjustments to properly recognize the ultimate capitation amount.

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

For enrolled members in which we control healthcare services, we act as the principal and the gross fees under these contracts are reported as revenue and the cost of third-party medical care is included in external provider costs.

The Company generates MSO revenue for services it renders to independent physician associations (the “IPAs”) under administrative service contracts. The MSO revenue is recognized in the month in which the eligible members are entitled to receive healthcare benefits during the contract term. For MSO contracts in which the Company acts as a principal in coordinating and controlling the range of services provided (other than clinical decisions) and, thus, accepts full financial risk for members attributed to the IPA and is therefore responsible for the cost of all healthcare services required by those members, the fees are recognized on a gross basis, consistent with ASC 606, Revenue From Contracts with Customers ("ASC 606"). The related revenue is recorded in Medicare risk-based and Medicaid risk-based revenue.

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

The promised services under the Company's MSSP arrangements are to provide the population health services to beneficiaries for a given performance period. As part of these arrangements, the Company stands ready to provide the population with health services throughout the performance period.

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

Government Value-Based Care Revenue is recognized on a net basis, because the Company does not coordinate or control the range of services provided and, thus, accepts partial financial risk.

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

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

For MSO contracts in which the Company does not coordinate or control the range of services provided and, thus, accepts partial or no financial risk for members attributed to the IPA, the revenue is recognized on a net basis, consistent with ASC 606, and is recorded in other revenue.

Accounts Receivable

Accounts receivable are carried at the amounts the Company deems collectible. Accordingly, an allowance is provided based on credit losses expected over the contractual term. This allowance is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. Accounts receivable are written off when they are deemed uncollectible. As of June 30, 2023 and December 31, 2022, the Company's provision for credit losses was $1.1 million and $1.2 million, respectively.

Amounts due to the Company within twelve months of the reporting period are recorded in accounts receivable, net. The amounts which the Company expects to receive following the 12 month period are recorded in other assets. Accordingly, as of June 30, 2023, $42.3 million of accounts receivable was included in other assets (none as of December 31, 2022).

Significant Accounting Policies

There have been no other changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023.

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

The Company re-evaluated key assumptions and estimates and based on this analysis, the Company identified changes in estimates to revenue, external provider costs and accounts receivable, net. Accordingly, the Company recognized the following changes in prior year estimates in each respective period (in thousands):

Increase (decrease)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Revenue	$(22,964)	$2,002
External provider costs	(1,736)	8,057
Accounts receivable, net	(21,228)	(6,055)

For the six months ended June 30, 2023, the developments related to the prior year dates of service were primarily driven by new, updated information regarding MSO membership at one health plan, an unseasonably early flu season, and more current data from one Medicaid health plan. For the six months ended June 30, 2022, the developments related to the prior year dates of service were driven by claims development from COVID-related utilization.

Emerging Growth Company

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Section 102(b)(1) of the Jumpstart Our Business Startups Act (the "JOBS Act") exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Additionally, as an emerging growth company, the Company is exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm is not required to evaluate and report on the effectiveness of internal control over financial reporting.

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

Composition of the Company's revenues and accounts receivable balances for the payors comprising 10% or more of revenue was as follows:

	Revenue
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Payor A	22%	26%	27%	30%
Payor B	11%	n/a	24%	18%
Payor C	21%	22%	17%	17%
Payor D	11%	12%	13%	14%
Payor E	13%	16%	10%	12%
Payor F	10%	n/a	n/a	n/a

	Accounts Receivable, net
	As of June 30, 2023	As of December 31, 2022
Payor A	11%	13%
Payor B	n/a	11%
Payor C	12%	13%
Payor D	10%	13%
Payor E	n/a	n/a
Payor F	44%	34%

Recently Adopted Accounting Pronouncements

The Company elected to defer compliance with ASC Topic 842, Leases ("ASC 842"), consistent with the requirements for a private company due to the Company’s status as an emerging growth company and the provisions of the JOBS Act. Accordingly, the adoption of ASC 842 was applicable for the Company for the annual reporting period beginning January 1, 2022, and interim reporting periods within the annual reporting period beginning after December 15, 2022. The Company elected to adopt practical expedients which permit it to not reassess its prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company elected to combine lease and non-lease components for all lease contracts and also elected not to recognize right-of-use assets and lease liabilities for leases with terms of 12 months or less. The Company did not elect the hindsight practical expedient, which would have allowed the Company to revisit key assumptions, such as lease term, which were made when the lease was originally entered.

We implemented ASC 842 effective January 1, 2022, using the modified retrospective approach, which allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the consolidated financial statements in the period of adoption without restating prior periods. We have elected to apply the new guidance at the date of the adoption,

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

January 1, 2022, without restating prior periods. The financial effect of the adoption was an increase of approximately $73.7 million to the right-of-use asset and corresponding lease liabilities to the Company’s balance sheet as of January 1, 2022.

Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

The following summarizes the consideration transferred as of the Steward Closing (in thousands):

Cash consideration	$25,000
Initial Share Consideration (1)	134,420
Earnout Share Consideration (2)	212,355
Other consideration, net (3)	27,219
Total Steward Acquisition consideration	$398,994

(1) Represents issuance of 23.5 million shares of Class A Common Stock of the Company using the closing price as of the date of the Steward Closing of $5.72 per share.

(2) Calculated as the 37.5 million shares of Class A Common Stock the Company estimated that it will be obligated to issue to the Seller Parties upon achievement of certain milestones as Earnout Share Consideration, multiplied by CareMax's closing stock price as of the date of the Steward Closing of $5.72 per share and the estimated probability of payout of 99%.

(3) Represents funding of the Financed Net Pre-Closing Medicare AR of $35.5 million, offset by the Sellers' reimbursement to the Company of the interest and original issue discount of $6.8 million related to the Loan and Security Agreement (as defined in Note 7, Debt) and by non-cash purchase price adjustment of $1.5 million.

The acquired assets and assumed liabilities of Steward Value-Based Care were recorded at their estimated fair values. The purchase price allocation for the Steward Acquisition has not been finalized as of June 30, 2023 and is based upon the best available information at the current time. We intend to finalize the purchase price allocation during the fourth quarter of 2023. The following table summarizes the consideration paid and the preliminary fair value of the assets acquired and liabilities assumed at Steward Closing (in thousands):

Accounts receivable	$43,060
Other working capital adjustments	(21,584)
Distribution liabilities	(7,032)
Intangible asset - Risk contracts	37,500
Intangible asset - Provider network	42,900
Net assets acquired (a)	94,844
Purchase consideration (b)	398,994
Goodwill (b) - (a)	$304,150

The goodwill recorded as part of the acquisition included the expected synergies and other expected contribution to the Company's overall growth strategy. None of the goodwill recognized as part of the Steward Acquisition is deductible for income tax purposes. Refer to Note 5, Goodwill and Other Intangible Assets, for additional information. During the three and six months ended June 30, 2023, based on new information obtained about facts and circumstances that existed as of the acquisition date, the Company recorded an increase in accounts receivable of $11.1 million, and a decrease in liabilities of $1.6 million, offset by an increase to liabilities owed to Steward of $12.8 million representing measurement period adjustments related to the Steward Acquisition.

As of June 30, 2023 and December 31, 2022, other liabilities included an accrual of $5.0 million for payment to a Steward Acquisition advisor, payment of which is contingent upon the Company's issuance of the Earnout Share Consideration to the Seller Parties.

Other Acquisitions

During the year ended December 31, 2022, we acquired a number of medical practices for total consideration of $3.3 million and recognized related goodwill in the amount of $2.9 million and intangible assets of $0.4 million.

There were no acquisitions during the six months ended June 30, 2023.

NOTE 4. REINSURANCE

The Company has purchased stop loss insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in the accompanying consolidated statements of operations.

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

The intent of the Company’s stop loss coverage is to limit the benefits paid for any individual patient. The Company’s stop loss limits are defined within each respective health plan contract or other third-party contract and range typically from $30,000 to $200,000 per patient per year. Premium expense incurred was $6.2 million and $12.9 million for the three and six months ended June 30, 2023, respectively and $4.3 million and $7.9 million for the three and six months ended June 30, 2022, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans or other third parties are unable to fulfill their obligations under stop loss contractual terms.

Recoveries recognized were $6.3 million and $10.9 million for the three and six months ended June 30, 2023, respectively, and $7.7 million and $14.1 million for the three and six months ended June 30, 2022, respectively. Estimated recoveries under stop loss policies are reported within the capitation receivable or amounts due to health plans as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill (in thousands):

Carrying Amount
Balance at December 31, 2022	$700,643
Impairment	(98,000)
Balance at June 30, 2023	$602,643

The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred.

June 30, 2023

As of June 30, 2023, the Company's market capitalization was below its carrying value, which management believed to be a triggering event requiring an interim goodwill impairment quantitative analysis. Accordingly, the Company performed a market capitalization reconciliation to further evaluate the Company’s estimated fair value balance as of June 30, 2023 and support the implied control premium. Based on the quantitative analysis performed, management concluded that the Company's estimated fair value exceeded its carrying value by approximately $20 million or 3.0%. Accordingly, no goodwill impairment was recorded during the three months ended June 30, 2023.

As of June 30, 2023, if all other assumptions were held constant and the Company's long-term projected growth rate was decreased by 50 basis points, the Company's estimated fair value would decrease by approximately 2.0% or $11.5 million. If all other assumptions were held constant and the Company's share price decreased by 10%, the Company's estimated fair value would decrease by approximately 5.4% or $34.9 million. If all other assumptions were held constant and the Company's weighted-average cost of capital increased by 100 basis points, the Company's estimated fair value would decrease by approximately 2.0% or $11.8 million.

March 31, 2023

During the three months ended March 31, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment, the recent banking crisis and other industry developments resulted in a decrease in the Company's stock price and market capitalization. Management believed such a decrease was a triggering event requiring an interim goodwill impairment quantitative analysis. The Company performed a market capitalization reconciliation to evaluate the Company’s estimated fair value balance and support the implied control premium. Based on the quantitative analysis performed, the Company's estimated fair value as of March 31, 2023 was less than its carrying value as of March 31, 2023 by 17.9% or $98.0 million. The $98.0 million goodwill impairment charge has been reflected in goodwill impairment in the accompanying statements of operations.

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2023, if all other assumptions were held constant and the Company's long-term projected growth rate was decreased by 50 basis points, the Company's estimated fair value would decrease by approximately 1% or approximately $7.0 million. If all other assumptions were held constant and the Company's share price decreased by 10%, the Company's estimated fair value would decrease by approximately 5.8% or $31.4 million. If all other assumptions were held constant and the Company's weighted-average cost of capital increased by 100 basis points, the Company's estimated fair value would decrease by approximately 2% or $8.0 million.

There is no assurance that actual results will not differ materially from the underlying assumptions used in the goodwill impairment analyses. Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or intangible asset impairment charges in future periods and such charges could be material to our results of operations.

The Company's cumulative goodwill impairment was $168.0 million and $70.0 million as of June 30, 2023 and December 31, 2022, respectively.

Intangible Assets

The following tables summarize the gross carrying amounts, accumulated amortization and net carrying amounts of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2023
Risk contracts	$102,070	$(31,723)	$70,347
Provider network	42,900	(3,915)	38,985
Non-compete agreements	4,170	(1,932)	2,238
Trademarks	1,862	(1,422)	440
Other	693	(165)	528
Total	$151,695	$(39,158)	$112,537

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2022
Risk contracts	$102,070	$(24,217)	$77,853
Provider network	42,900	(851)	42,049
Non-compete agreements	4,170	(1,518)	2,652
Trademarks	1,862	(1,352)	510
Other	693	(171)	522
Total	$151,695	$(28,109)	$123,585

Amortization expense totaled $5.7 million and $11.0 million for the three and six months ended June 30, 2023, respectively, and $3.7 million and $7.6 million for the three and six months ended June 30, 2022, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$11,073	$10,661
Vehicles	3,530	3,743
Furniture and equipment	10,493	8,871
Software	3,746	3,725
Construction in progress	8,542	4,621
Total	37,385	31,620
Less: Accumulated depreciation	(12,757)	(10,614)
Total Property and equipment, net	$24,628	$21,006

Construction in progress primarily consists of leasehold improvements at the Company's centers, which have not opened.

Depreciation expense totaled $1.2 million and $2.4 million for the three and six months ended June 30, 2023, respectively, and $1.2 million and $2.3 million for the three and six months ended June 30, 2022, respectively.

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

Based on the elections made by the Company, as of June 30, 2023, borrowings under the Credit Agreement bore interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment, based on the elected interest period), plus an applicable margin rate of 9.00%. As permitted under the Credit Agreement, the Company elected to capitalize 4.00% of the interest as principal amount. As a result of this election, the cash interest component of the applicable margin increased by 0.50%.

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

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

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

The Term Loan bears fixed interest at a rate of 12.0% per annum. In addition, the Borrowers paid a facility fee equal to 3.0% of the aggregate principal amount of the Term Loan, which was accounted for as a debt discount. Any additional interest (if applicable) accrued and owing during the term of the Loan and Security Agreement will be paid-in-kind and capitalized to principal monthly in arrears. From and after the occurrence and during the continuance of an event of default, the Term Loan will bear interest at a rate equal to 4.0% above the interest rate applicable immediately prior to the occurrence of the event of default. If Mr. Carlos de Solo is no longer serving as the Chief Executive Officer of the Company under certain circumstances and, following a request from CAJ, the Borrowers are unable to refinance the portion of the Term Loan advanced by CAJ, then the interest rate applicable to such portion may be increased by 5.0%. Pursuant to the Steward Acquisition Merger Agreement, the Seller agreed to pay the costs of financing the Financed Net Pre-Closing Medicare AR and, at the Steward Closing, paid to the Borrowers $6.8 million, representing all scheduled payments of interest and fees from the Steward Closing Date up to and including November 30, 2023, which amount was then paid in advance by the Borrowers to the Lenders.

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

Elevance Health

In October 2022, in connection with the collaboration agreement with Elevance Health (formerly known as Anthem), which was announced in August 2021, the Company entered into a promissory note for an amount of $1.0 million due in October 2032. This borrowing bears a fixed interest rate of 6.25% per annum.

As of June 30, 2023 and December 31, 2022, debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Indebtedness under the Credit Agreement	$310,777	$240,277
Indebtedness under the Loan and Security Agreement - Related party debt	35,510	35,510
Other	1,581	1,657
Less: Unamortized discounts and debt issuance costs	(16,114)	(16,188)
	331,754	261,256
Less: Current portion	(33,273)	(30,530)
Long-term portion	$298,481	$230,725

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Future maturities of debt outstanding at June 30, 2023 were as follows (in thousands):

Year	Amount
Remainder of 2023	$35,647
2024	275
2025	2,797
2026	3,303
2027	305,257
Thereafter	588
Total	$347,868

As of June 30, 2023, we were in compliance, in all material respects, with all covenants under our credit facilities.

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

The Series B Warrant is exercisable, to the extent vested, until the later of five years from the date of issuance or one year from vesting of the applicable Series B Warrant Shares and is redeemable with respect to vested Warrant Shares at a price of $0.01 per Warrant Share if the price of the Class A Common Stock equals or exceeds $18.00 per share, or $0.10 per Warrant Share if the price of the Class A Common Stock equals or exceeds $10.00 per share, in each case when such price conditions are satisfied for any 20 trading days within a 30-trading day period and subject to certain adjustments and conditions as described in the Series B Warrant. In the event that the Series B Warrant is called for redemption by the Company, the Advisor may pay the exercise price for the Series B Warrant Shares for six months following the notice of redemption by the Company.

Series B Warrants are recognized at their grant date fair value once vesting becomes probable. No warrants vested during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recorded $2.5 million and $5.0 million, respectively, in other assets to reflect vesting of 500,000 and 1.0 million of Series B Warrant Shares, respectively, using their grant date fair value. Upon adoption of ASC 842 and commencement of the related leases, this balance was included in the right-of-use assets. Refer to Note 12, Related Party Transactions, for additional information.

Balances associated with the Series A and Series B warrants are recorded in the right-of-use assets for commenced leases, and other assets for leases that have not yet commenced except for the portion that represents amortization expected to be recognized over the next twelve months, which is recorded in other current assets. The portion of Series A and Series B Warrants recorded in other current assets as of June 30, 2023 and December 31, 2022 was $0.4 million and $0.6 million, respectively.

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Redeemable Warrants - Public Warrants

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

Contingent Consideration - Business Combination

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, became entitled to receive contingent consideration to be paid out in the form of Class A Common Stock. The Business Combination Agreement provided that up to an additional 3,500,000 and 2,900,000 shares of Class A Common Stock (the "Earnout Shares") would become payable to the CMG Sellers and IMC Parent, respectively, after the Closing: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equaled or exceeded $12.50 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1,750,000 and 1,450,000 Earnout Shares would have become issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1,750,000 and 1,450,000 Earnout Shares would have become issued and paid to the former owners of CMG and IMC, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company entered into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction was greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at the closing of such change in control transaction, the Share Price Triggers would have been deemed to have been satisfied and the Company would have issued, as of such closing, all of the Earnout Shares. The contingent consideration was classified as a liability for the period ended June 30, 2021. On July 9, 2021, the volume weighted average trading price of Class A Common Stock exceeded $12.50 on 20 or more days resulting in the satisfaction of the First Share Price Trigger. After the First Share Price Trigger was achieved on July 9, 2021, the estimated fair value of the Earnout Shares was recorded as an equity-classified instrument as a component of stockholders' equity, with the change in fair value from the prior reporting period recorded in earnings. Accordingly, 1,750,000 and 1,450,000 Earnout Shares were issued and paid to the CMG Sellers and IMC Parent, respectively. The Second Earnout Period expired on June 9, 2023 and the Second Share Price Trigger was not achieved.

Contingent Consideration - Steward Acquisition

(18)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Pursuant to the Merger Agreement signed in connection with Steward Acquisition, upon 100,000 Medicare lives from and/or attributable to the seller parties' Medicare network participating in risk-based, value-based care arrangements contracted through the Company with a Medical Expense Ratio of less than 85% for two consecutive calendar quarters, the Company will issue the seller, for immediate distribution to its equity holders, a number of shares of Class A Common Stock (the “Earnout Share Consideration” and together with the Initial Share Consideration, the “Share Consideration”) that, when added to the initial share consideration issued as part of the Steward Acquisition, would have represented 41% of the issued and outstanding shares of the Company’s Class A Common Stock as of the November 10, 2022 (the "Steward Closing"), in each case after giving effect to issuances of Class A Common Stock between the Steward Closing and June 30, 2023 in connection with the exercise of warrants to purchase Class A Common Stock outstanding as of the Steward Closing, the potential earnout under the Company’s Business Combination and any forfeitures, surrenders or other dispositions to the Company of Class A Common Stock outstanding as of the Steward Closing. If not previously issued, the Earnout Share Consideration will also be issuable upon a Change in Control (as defined in the Merger Agreement) of the Company. Prior to June 30, 2023, the Company accounted for the Earnout Share Consideration as a liability, due to, among other terms, a variable settlement amount, based on the provisions summarized above. On June 30, 2023, the settlement amount became fixed in accordance with the terms of the Merger Agreement, and accordingly, the fair value of the Earnout Share Consideration of $114.6 million as of June 30, 2023, was reclassified from contingent earnout liability into additional paid-in-capital.

Preferred Stock

The Company’s third amended and restated certificate of incorporation authorizes the Company to issue up to 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors (the "Board"). During the year ended December 31, 2022, the Company issued one share of Series A Preferred Stock to the seller of Steward Value-Based Care. This share of Series A Preferred Stock has a stated par value of $0.0001 and has no economic rights. The holder of the outstanding share of Series A Preferred Stock is entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to the Special Matters (as defined in the Certificate of Designation of Series A Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on November 10, 2022), and has no other voting rights. In any such vote, the share of Series A Preferred Stock will be entitled to 37,241,783 votes. The voting rights under the share of Series A Preferred Stock last until the earlier of (i) the two-year anniversary of the Steward Closing and (ii) the issuance of the Earnout Share Consideration in connection with the Steward Acquisition.

NOTE 9. STOCK-BASED COMPENSATION

On June 4, 2021, the stockholders of the Company approved the CareMax, Inc. 2021 Long-term Incentive Plan (the “2021 Plan”). The 2021 Plan permits the grant of equity-based awards to officers, directors, employees and other service providers. The 2021 Plan permits the grant of an initial share pool of 7,000,000 shares of Class A Common Stock and will be increased automatically, without further action of the Board, on January 1st of each calendar year commencing after the Closing Date and ending on (and including) January 1, 2031, by a number of shares of Class A Common Stock equal to the lesser of (i) four percent of the aggregate number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding calendar year, excluding for this purpose any such outstanding shares of Class A Common Stock that were granted under the 2021 Plan and remain unvested and subject to forfeiture as of the relevant December 31st, or (ii) a lesser number of shares of Class A Common Stock as determined by the Board or the Compensation Committee of the Board prior to the relevant January 1st.

Our outstanding stock-based compensation awards consist of time-based share awards (restricted stock units, or the "RSUs"), performance-based share awards (the "PSUs") and options. Our equity awards generally vest over a three-year period, subject to continued employment with the Company through the applicable vesting date.

The following tables summarize the equity award activity for the six months ended June 30, 2023:

(19)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	RSUs		PSUs		Options

	Number of shares	Weighted-Average Grant Date Fair Value	Number of shares	Weighted-Average Grant Date Fair Value	Number of shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,673,214	$8.11	209,163	$5.71	373,565	$6.06
Granted	2,506,527	3.72	308,000	3.73	516,000	2.93
Vested	(765,751)	(8.80)	—	—	(139,211)	(5.98)
Forfeited	(121,452)	(7.69)	—	—	—	—
Outstanding as of June 30, 2023	4,292,537	$6.33	517,163	$4.53	750,354	$4.32

Fair value of the PSUs granted in 2023 was determined on grant dates using a Monte Carlo model with the following assumptions:

Underlying stock price	$3.72
Performance period	2.00
Risk-free interest rate	4.5%
Volatility	70.8%
Dividend yield	0.0%

Fair value of options granted in 2023 was determined on grant dates using a Black-Scholes-Merton Option Pricing model with the following assumptions:

Underlying stock price	$3.72
Performance period	10.00
Risk-free interest rate	3.7%
Volatility	71.5%
Dividend yield	0.0%

The Company recorded stock-based compensation expense of $2.5 million and $4.8 million during the three and six months ended June 30, 2023, respectively, and $2.8 million and $3.9 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the Company had $25.1 million of unrecognized compensation expense related to unvested awards that is expected to vest over the remaining weighted-average service period of 2.9 years.

NOTE 10. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share for the periods indicated based on the weighted-average number of common shares outstanding (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to CareMax, Inc. class A common stockholders	$(32,376)	$(9,381)	$(114,458)	$(26,178)

Weighted-average basic shares outstanding	111,671,302	87,422,917	111,511,214	87,395,596
Weighted-average diluted shares outstanding	111,671,302	87,422,917	111,511,214	87,395,596

Net loss per share
Basic	$(0.29)	$(0.11)	$(1.03)	$(0.30)
Diluted	$(0.29)	$(0.11)	$(1.03)	$(0.30)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive or because issuance of shares underlying such securities is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

(20)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series A and Series B Warrants	8,000,000	8,000,000	8,000,000	8,000,000
Public and Private Placement Warrants	5,791,652	5,791,652	5,791,652	5,791,652
Contingent consideration	39,633,333	3,200,000	40,166,667	3,200,000
Unvested restricted stock units	3,420,184	3,246,000	3,482,876	3,246,000
Unvested performance stock units (assumes 100% target payout)	363,163	209,000	363,163	209,000
Unvested options	561,960	418,000	561,960	418,000
Total	57,770,292	20,864,652	58,366,317	20,864,652

NOTE 11. FAIR VALUE MEASUREMENTS

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands):

		Fair Value
June 30, 2023		Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$1,121	$1,121	$—	$—
Derivative warrant liabilities - Private Placement Warrants	1,313	—	—	1,313
Total liabilities measured at fair value	$2,434	$1,121	$—	$1,313

		Fair Value
December 31, 2022		Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$1,495	$1,495	$—	$—
Derivative warrant liabilities - Private Placement Warrants	2,479	—	—	2,479
Contingent earnout liability	134,561	—	—	134,561
Total liabilities measured at fair value	$138,535	$1,495	$—	$137,040

Fair value of Public Warrants is measured using the listed market price of such warrants.

Fair value of the Private Placement Warrants is estimated using a Monte Carlo simulation model at each measurement date. Inherent in a Monte Carlo simulation are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

During the three and six months ended June 30, 2023, the Company recognized a benefit resulting from a decrease in the fair value of the derivative warrant liabilities of $0.4 million and $1.5 million, respectively (a benefit of $7.4 million and $3.9 million during the three and six months ended June 30, 2022, respectively).

Fair value of contingent earnout liability was calculated using 37.5 million shares, which will be issuable to the seller of Steward Value-Based Care upon achievement of certain performance metrics, the closing price of the Company's Class A Common Stock at the end of the relevant reporting period ($3.11 and $3.65 as of June 30, 2023 and December 31, 2022, respectively),

(21)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

and a 99% probability of payout. As of June 30, 2023, fair value of the contingent earnout consideration was reclassified from liabilities into additional paid-in-capital. Refer to Note 8, Stockholders' Equity, for further information.

Transfers between level 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2023 or 2022.

Activity of the Level 3 liabilities measured at fair value was as follows (in thousands):

Balance as of December 31, 2022	$137,040
Change in fair value of derivative warrant liabilities	(1,167)
Change in fair value of contingent earnout liability	(19,916)
Reclassification of contingent earnout consideration previously liability classified	(114,645)
Balance as of June 30, 2023	$1,313

The following table provides quantitative information regarding Level 3 fair value measurement inputs used in measurement of fair value of Private Placement Warrants:

	June 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Underlying stock price	$3.11	$3.65
Volatility	66.4%	69.1%
Expected life of the options to convert (years)	2.94	3.44
Risk-free rate	4.41%	4.08%
Dividend yield	0.0%	0.0%

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

June 30, 2023		Fair Value
	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities
Fixed rate debt (a)	$36,461	$—	$—	$34,677
Floating rate debt (a)	310,777	—	—	338,883
Total	$347,238	$—	$—	$373,559

		Fair Value
December 31, 2022	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities
Fixed rate debt (a)	$36,498	$—	$—	$32,820
Floating rate debt (a)	240,277	—	—	240,280
Total	$276,775	$—	$—	$273,100

(a) The debt amounts above do not include the impact of debt issuance costs or discounts.

NOTE 12. RELATED PARTY TRANSACTIONS

The Related Companies

On July 13, 2021, the Company entered into the Advisory Agreement with the Advisor, the substance of which is described in Note 8, Stockholders' Equity. The relative fair value method was used to allocate the $5.0 million purchase price between the shares of Class A Common Stock and the Series A Warrants under the Subscription Agreement. The Company recorded the excess of the grant date fair value difference between the fair value of the equity and Series A Warrants at the grant date (July 13, 2021) as prepaid service contracts totaling $14.5 million, subject to amortization over the terms of the respective agreements. During the six months ended June 30, 2023, the Company did not recognize any expense related to the amortization of the Series A Warrants ($0.3 million during the six months ended June 30, 2022).

(22)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Series B Warrants are recognized at their grant date fair value once vesting becomes probable. No warrants vested during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recorded $2.5 million and $5.0 million, respectively, in other assets to reflect vesting of 500,000 and one million of Series B Warrant Shares, respectively, using their grant date fair value. Upon adoption of ASC 842 and commencement of the related leases, this balance was included in the right-of-use assets. Refer to Note 8, Stockholders' Equity, for additional information.

Balances associated with the Series A and Series B warrants are recorded in the right-of-use assets for commenced leases and other assets for leases that have not yet commenced, except for the portion that represents amortization expected to be recognized over the next twelve months, which is recorded in other current assets. The portion of Series A and Series B warrants recorded in other current assets as of June 30, 2023 and December 31, 2022 was $0.4 million and $0.6 million, respectively.

In addition, during the six months ended June 30, 2022, we recorded $0.4 million in construction in progress representing construction advisory services provided to us by Related. No construction advisory services were provided to us by Related in 2023.

On July 13, 2021, the Board appointed Mr. Bryan Cho, Executive Vice President of Related, to serve as a Class III director of the Company. The appointment of Mr. Cho was made in connection with the Advisory Agreement, which provides the Advisor with the right to designate a director to serve on the Board, subject to the continuing satisfaction of certain conditions, including that the Advisor and its affiliates maintain ownership of at least 500,000 shares of Class A Common Stock.

As a director of the Company, Mr. Cho will receive compensation in the same manner as the Company’s other non-employee directors.

Steward Health Care System LLC

Dr. Ralph de la Torre serves on the Board. Dr. de la Torre is also the Chairman, Chief Executive Officer and principal equity holder of Steward Health Care System, LLC.

As part of the Steward Acquisition, as described in Note 3, Acquisitions, the Company issued 23,500,000 shares of the Company's Class A Common Stock to the Seller Parties, which at the Steward Closing, resulted in the equity holders of the Seller owning approximately 21% of the Company’s Class A Common Stock. In addition, the Company entered into a Transition Services Agreement (the "TSA") with Steward Health Care System, LLC. During the three and six months ended June 30, 2023, the Company incurred TSA expenses of $0.3 million and $1.0 million, respectively, within corporate, general and administrative expenses. As of June 30, 2023 and December 31, 2022, the Company had related payables of $0.1 million and $0.2 million, respectively.

As described in Note 3, Acquisitions, the Company is required to remit to the Seller Parties an amount equal to the value of the accounts receivable of Steward Value-Based Care attributable to dates of service between January 1, 2022 and the Steward Closing, partially offset for the cash already remitted of $35.5 million. As of June 30, 2023 and December 31, 2022, the Company had related payables of $13.3 million and $0.5 million, respectively.

As described in Note 8, Stockholders' Equity, as of June 30, 2023 and December 31, 2022, the Company recorded contingent earnout liability of $0 and $134.6 million, respectively. On June 30, 2023, the contingent consideration of $114.6 million was reclassified from contingent earnout liability into additional paid-in-capital.

Additionally, as of June 30, 2023 and December 31, 2022, the Company had other liabilities for services performed by Steward Heath Care System, LLC of $0 and $1.0 million, respectively.

CAJ and Deerfield

In November 2022, the Company entered into Loan and Security Agreement, described in Note 7, Debt and Related Party Debt, whereby CAJ and Deerfield are the lenders.

(23)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Mr. Carlos A. de Solo, a director of the Company and the Company’s President and Chief Executive Officer, Mr. Alberto de Solo, the Company’s Executive Vice President and Chief Operating Officer, and Mr. Joseph N. De Vera, the Company’s Senior Vice President and Legal Counsel, have interests in CAJ.

Mr. Kevin Berg, who is on the Board, is a Senior Advisor with Deerfield. As a director of the Company, Mr. Berg will receive compensation in the same manner as the Company’s other non-employee directors.

MSP Recovery, Inc.

Ms. Beatriz Assapimonwait serves on the Board. Ms. Assapimonwait also joined the board of directors of MSP Recovery, Inc. ("MSP Recovery") in 2022. As of June 30, 2023 and December 31, 2022, the Company had accounts receivable from MSP Recovery of $1.1 million and $2.3 million, respectively. During the three and six months ended June 30, 2023, the Company had no subrogation income. During the three and six months ended June 30, 2022, the Company recorded subrogation income from MSP Recovery of $0.2 million and $0.3 million, respectively.

Second Wave Delivery System, LLC

Hon. Dr. David J. Shulkin, M.D. serves on the Board. Dr. Shulkin also serves on the board of directors of Second Wave Delivery System, LLC ("Second Wave"). As of June 30, 2023 and December 31, 2022, the Company had prepaid expenses for services from Second Wave of $0.1 million and $0, respectively.

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

Operating lease expense primarily represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term. Variable lease expense primarily represents the payment of real estate taxes, insurance, and maintenance. The payment of variable real estate taxes, insurance and maintenance is generally based on the Company’s pro-rata share of the total building square footage. Lease expense is recorded in cost of care and corporate, general and administrative expenses in the condensed consolidated statements of operations.

ASC 842 Disclosures

Lease costs were as follows (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Operating lease cost	$4,873	$9,175
Variable lease cost	823	1,491
Short-term lease cost	344	625
Total lease cost	$6,040	$11,291

During the three and six months ended June 30, 2023, we obtained $20.7 million and $26.3 million, respectively, of right-of-use assets in exchange for new operating lease liabilities and paid $4.2 million and $8.3 million, respectively, for amounts associated with the measurement of operating lease liabilities, included in the operating cash flows from operating lease liabilities in our consolidated statements of cash flows.

Weighted-average of the remaining lease terms and weighted-average discount rate were as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Weighted average remaining lease term (years)	12.9	12.9
Weighted-average discount rate	8.98%	8.98%

As of June 30, 2023, maturities of operating lease liabilities were as follows (in thousands):

(24)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

Year	Amount
Remainder of 2023	$63
2024	18,219
2025	17,972
2026	17,132
2027	16,292
Thereafter	155,809
Total lease payments	225,487
Less: Present value discount	(102,184)
Present value of lease liabilities	$123,303

At June 30, 2023, the Company entered into leases that have not yet commenced with aggregated estimated future lease payments of approximately $70.0 million, which are not included in the above table. These leases relate to properties that are being constructed by the future lessors. These leases are expected to commence through 2024, with initial lease terms ranging from 10 to 20 years.

ASC 840 Disclosures

Prior to adoption of ASC 842, the Company accounted for its lease arrangements under ASC 840, Leases, with no right-of-use assets or lease liabilities being reflected on the condensed consolidated balance sheets. The Company recognized $3.8 million and $8.1 million of lease expense during the three and six months ended June 30, 2022.

Future minimum rental payments under these lease agreements, including renewal options which are considered reasonably certain of exercise, consisted of the following at June 30, 2022:

Year	Amount
Remainder of 2022	$6,366
2023	14,640
2024	14,854
2025	14,568
2026	13,814
Thereafter	152,394
Total lease payments	$216,636

NOTE 14. INCOME TAXES

Income tax expense was $0.2 million and $0.4 million during the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2022, respectively. The effective tax rate was (0.6)% and (0.3)% and (1.9)% and (1.4)% during the three and six months ended June 30, 2023 and 2022, respectively, based on the assessment of a full valuation allowance, excluding a portion attributable to the "naked credit" deferred tax liability.

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

Litigation

(25)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(unaudited)

The Company is involved in various legal actions arising in the normal course of business. Management has not identified any legal actions during the three and six months ended June 30, 2023 or 2022 that were deemed to be material.

NOTE 16. VARIABLE INTEREST ENTITIES

Medical Care of NY, P.C., Medical Care of Tennessee, PLLC and Medical Care of Texas, PLLC (together, the "PCs") were established to employ healthcare providers to deliver healthcare services to patients in New York, Tennessee, and Texas. In addition, the Company has an Administrative Service Agreement (the "ASA") with Care Optical, LLC (the "Care Optical"), which provides optometry services in the state of Florida. The Company concluded that it has variable interest in the PCs and Care Optical on the basis of its ASAs which provide for a management fee payable to the Company from the PCs and Care Optical in exchange for providing management and administrative services which creates risk and a potential return to the Company. The PCs' and Care Optical's equity at risk, as defined by GAAP, is insufficient to finance their activities without additional support, and therefore, the PCs and Care Optical are considered to be Variable Interest Entities (each, a "VIE").

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

The following tables summarize the financial position and operations of the PCs and Care Optical (in thousands):

	June 30, 2023	December 31, 2022
Total assets	$3,110	$1,097
Total liabilities	$7,993	$2,961

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenues	$580	$997	$-	$-
Operating expenses	$1,977	$3,691	$392	$392

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our belief or current expectations, plans or forecasts of future events based on assumptions and information currently available to our management, involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control. The words “anticipate,” “believe,” “continue,” “plan,” “expect,” “estimate,” “may,” “could,” “should,” “project,” “will,” or the negative or other variations thereof and similar words or phrases or comparable terminology may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks and uncertainties and other factors, including but not limited to those contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), which was filed with the Securities and Exchange Commission (the "SEC") on March 30, 2023, under the caption "Risk Factors" and, the following:

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
•
our ability to maintain our relationships with health plans and other key payors;
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
•
our ability to protect data, including personal health data, and maintain our information technology systems from cyber security breaches and data leakage;
•
our ability to adhere to all of the complex government laws and regulations that apply to our business;
•
our reliance on strategic relationships with third-parties to implement our growth strategy;
•
the impact on our business if we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting U.S. healthcare reform;
•
that our estimates of market opportunity and forecasts of market and revenue growth may prove to be inaccurate;
•
our operating results and stock price may be volatile;
•
risks associated with estimating the amount of revenues that we recognize under our risk agreements with health plans;
•
our ability to navigate rules and regulations that govern our licensing and certification, as well as credentialing processes with private payors, before we can receive reimbursement for their services;
•
risks associated with our future capital requirements and sources and uses of cash, including funds to satisfy our liquidity needs and our ability to comply with the covenants under the agreements governing our indebtedness;
•
our ability to recruit and retain qualified team members and independent physicians;
•
our ability to develop and maintain proper and effective internal control over financial reporting; and
•
the impact of any prior period developments.

(28)

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

Our Business

As of June 30, 2023, CareMax operated 62 centers in Florida, Tennessee, New York and Texas. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

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

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (approximately 78% and 81% of revenue for the six months ended June 30, 2023 and 2022, respectively, came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of the Medicare patients cared for in CareMax's centers are enrolled in MA plans which are run by private insurance companies and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs. We contract with nearly all national and most regional, local Medicare Advantage plans.

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

(29)

Patient Count as of*	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023
Medicare Advantage	21,500	26,500	33,500	34,000	37,000	39,500	93,500	95,500	102,500
Medicare Government VBC	—	—	—	—	—	—	109,500	107,000	101,000
Medicaid	23,500	24,500	28,000	28,500	29,500	31,500	33,500	33,500	30,500
Commercial	17,500	17,500	21,500	21,500	21,500	22,000	22,000	34,500	38,500
Total Count	62,500	68,500	83,500	84,000	88,000	93,000	258,500	271,000	272,500

* Figures may not sum due to rounding

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

MCREM Count as of*	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 20, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023
Medicare Advantage	21,500	26,500	33,500	34,000	37,000	39,500	93,500	95,500	102,500
Medicare Government VBC	—	—	—	—	—	—	109,500	107,000	101,000
Medicaid	7,900	8,100	9,400	9,400	9,900	10,600	11,100	11,200	10,100
Commercial	5,900	5,800	7,200	7,200	7,100	7,300	7,400	11,400	12,900
Total Count	35,300	40,400	50,100	50,600	54,000	57,400	221,500	225,100	226,500

* Figures may not sum due to rounding

Medicare Advantage Patients

As of June 30, 2023, CareMax had approximately 102,500 MA patients of which 99% were in value-based agreements. Approximately 35% of patients in the Medicare Advantage value-based care agreements were in full-risk contracts. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for some or all of the patient’s medical costs. CareMax is attributed an agreed percentage of the premium the Medicare plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by the Company). A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the Medicare plan. If medical costs paid by the Medicare plan exceed premiums, CareMax is responsible to reimburse the Medicare plan.

Medicare Government Value-Based Care ("VBC") Programs

As of June 30, 2023, CareMax had approximately 101,000 patients enrolled in Medicare Government VBC Programs, of which approximately 92% were in the MSSP and 8% were in the ACO REACH program. The MSSP is sponsored by the CMS. The MSSP allows participating Accountable Care Organizations ("ACOs") to receive a share of cost savings they generate in connection with the management of costs and quality of medical services rendered to Medicare beneficiaries. Payments to the ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, the ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each participant if the participant is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”), which varies depending on the number of beneficiaries assigned to the ACO, must be achieved before the ACO can receive up to 75% of share of the savings if quality performance standards are met; the ACO is also responsible for 40% of the deficit. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared with the ACO.

Medicaid Patients

As of June 30, 2023, CareMax had approximately 30,500 Medicaid patients of which 100% were in value-based agreements. Approximately 90% of patients in the Medicaid value-based care agreements were in full-risk contracts. Using the MCREM metric, the level of support required to manage these Medicaid patients equates to that of approximately 10,100 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program.

(30)

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

Commercial Patients

As of June 30, 2023, CareMax managed approximately 38,500 commercial patients of which 97% were under a value-based agreement that provided upside-only financial incentives for quality and utilization performance. Using the MCREM metric, the level of support required to manage these commercial patients equates to that of approximately 12,900 Medicare patients.

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

Contracts with Payors

Our economic model relies on its capitated partnerships with payors which manage and market Medicare plans across the United States. CareMax has established strategic value-based relationships with a number of different payors for Medicare Advantage patients, Medicaid patients, and ACA patients. During the six months ended June 30, 2023, our three largest payor relationships were Payor A, Payor C and Payor E, which generated 26%, 22% and 16% of our revenue, respectively. During the six months ended June 30, 2022, our three largest payor relationships were Payor A, Payor B and Payor C, which generated 30%, 18% and 17% of our revenue, respectively. These existing contracts and relationships with our national partners and their understanding of the value of the CareMax model reduces the risk of entering into new markets as CareMax typically seeks to have payor contracts in place before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new markets, are critical to our long-term success. We believe CareMax’s model is well-aligned with that of its payor partners - to drive better health outcomes for their patients, enhance patient satisfaction, and drive incremental patient and revenue growth. This alignment of interests helps ensure our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 53% of our total operating expenses for the six months ended June 30, 2023 and 65% of our total operating expenses for the six months ended June 30, 2022. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at emergency rooms or hospitals; we do not restrict their access to care. Therefore, we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us from medical claims in excess of certain levels.

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

(31)

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

As we have communicated, we plan to invest in openings of new de novo centers both within and outside of Florida over the next several years. De novo centers require upfront capital and operating expenditures, which typically are not fully offset by revenues in the near-term, as a result of which we expect a period of unprofitability in our de novo centers before they break even. Costs we incur prior to opening of a de novo center include (1) incremental payroll costs from employees specifically associated with the operational, contractual, physical, or regulatory infrastructure for de novo centers, prior to their opening; (2) legal costs directly associated with the de novo centers, incurred prior to their opening, which includes services such as execution of leases, health plan contracts and other agreements; (3) other expenses related to diligence, design, permitting, and other “soft costs” at new sites; and (4) rent and facility expenses prior to center opening. Once a de novo center opens, we incur post-opening losses, which consist of center-level operating losses recognized at a de novo center until the center breaks even, up to 18 months after opening. The de novo post-opening losses consist of revenue, external provider costs and cost of care allocated to the de novo center. During the six months ended June 30, 2023 and 2022, we incurred de novo pre-opening costs and post-opening losses, on a combined basis, of $11.6 million and $3.6 million, respectively.

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

(32)

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

The Company believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating projected operating results and trends in and in comparing the Company’s financial measures with other similar companies, many of which present similar non-GAAP financial measures to investors. Management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by management about which expense and income are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. You should review the Company’s GAAP financial statements, which are included in this Report.

Adjusted EBITDA

Beginning with this Form 10-Q for the three months ended June 30, 2023, for all periods presented, the Company has updated its calculation of the reconciliation of Adjusted EBITDA on a retrospective basis to no longer add back certain compensation costs for stay-on bonuses and duplicative salaries previously included within the Business Combination integration costs adjustment.

Adjusted EBITDA is defined as net income or loss before interest expense, depreciation and amortization, remeasurement of warrant and contingent earnout liabilities, goodwill impairment, stock-based compensation, loss on extinguishment of debt, acquisition and integration related costs, Business Combination integration costs, income tax provision or benefit, and other income or expenses that are considered one-time in nature as determined by management.

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

(33)

Reconciliation to Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Y/Y Change	2023	2022	Y/Y Change
Net loss	$(32,376)	$(9,381)	$(22,995)	$(114,458)	$(26,178)	$(88,280)
Interest expense	13,197	3,896	9,301	23,908	5,624	18,284
Depreciation and amortization	6,828	4,903	1,925	13,404	9,965	3,439
Remeasurement of warrant and contingent earnout liabilities	15,786	(7,391)	23,177	(21,456)	(3,855)	(17,601)
Goodwill impairment	-	-	-	98,000	-	98,000
Stock-based compensation	2,464	2,788	(324)	4,762	3,875	887
Loss on extinguishment of debt	-	6,172	(6,172)	-	6,172	(6,172)
Acquisition and integration related costs (1)	815	4,074	(3,259)	1,437	7,503	(6,066)
Business Combination integration costs (2)	686	1,887	(1,201)	1,402	6,266	(4,864)
Other (3)	(535)	56	(591)	(722)	486	(1,208)
Income tax provision (benefit)	177	171	6	355	352	3
Adjusted EBITDA	$7,042	$7,175	$(133)	$6,631	$10,210	$(3,579)

(1)
Includes all costs recognized in acquisition related costs in our consolidated statements of operations and incremental payroll compensation expense for employees directly associated with services to achieve synergies related to closed transactions. Significant components of acquisition and integration related costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Advisor and other professional fees (a)	$(34)	$2,359	$(292)	$3,980
Compensation costs (b)	849	1,715	1,728	3,523
	$815	$4,074	$1,437	$7,503

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

(2)
Represents initial costs to set up public company processes, incremental vendor expenses identified as temporary or duplicative and expected to be rationalized in the short term, and legal and professional expenses outside of the ordinary course of business, which are being incurred as part of the Company’s efforts as it integrates the two privately held companies that were combined in the Business Combination. Significant components of Business Combination integration costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Consulting and legal fees (a)	$237	$887	$519	$4,077
Severance costs	13	252	24	277
Other (b)	436	748	859	1,912
	$686	$1,887	$1,402	$6,266

(a) Represents consulting and legal costs directly associated with efforts related to integration of the two privately held companies that were combined in the Business Combination.

(b) Represents primarily vendor expenses identified as temporary or duplicative and/or expenses outside the ordinary course of business and not necessary to run the Company's business.

(3)
Components of other were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest income	$(602)	$-	$(855)	$-
Tax-related costs	-	69	-	334
Other	67	(14)	133	151
	$(535)	$56	$(722)	$486

Operating Metrics and Non-GAAP Platform Contribution and Pro Forma Platform Contribution

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. The chart below is a pro forma view of our operations. This pro forma view was calculated in a

(34)

manner consistent with the concepts of Article 8 of Regulation S-X, assumes the Business Combination occurred on January 1, 2021, and is based upon estimates which we believe are reasonable.

The following metrics are as of the end of the indicated date, except for Platform Contribution, which is for the three month period ended as of the indicated date:

	Pro Forma**
Non-GAAP Operating Metrics	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023
Centers	34	40	45	48	48	51	62	62	62
Markets	2	3	4	6	6	7	7	7	7
Patients (MCREM)*	35,300	40,400	50,100	50,600	54,000	57,400	221,500	225,100	226,500
Patients in value-based care arrangements (MCREM)	84.1%	87.2%	79.3%	79.8%	81.0%	78.2%	97.6%	99.0%	99.4%
Platform Contribution ($, millions)**	$8.2	$11.0	$16.0	$17.2	$21.6	$20.6	$25.6	$24.7	$28.6
* MCREM defined as Medicare Equivalent Members, which assumes the level of support received by a Medicare patient is equivalent to that received by three Medicaid or Commercial patients.
** For period ended June 30, 2021, the measure was calculated in a manner consistent with the concepts of Article 8 of Regulation S-X and represents Pro Forma Platform Contribution.

Centers

We define our centers as those primary care centers open for business and open for enrollment of patients at the end of a particular period.

Patients (MCREM)

MCREM patients include both at-risk MA patients (those patients for whom we are financially responsible for their total healthcare costs) as well as risk and non-risk, non-MA patients. We define our total at-risk patients as patients who have selected us as their provider of primary care medical services as of the end of a particular period and for whom we take responsibility for at least some degree of downside risk in capitated contracts. At-risk patient remains active in our system until we are informed by the health plan the patient is no longer active. As discussed above, CareMax calculates the amount of support typically received by one Medicare patient as equivalent to the level of support received by three Medicaid or Commercial patients.

Pro Forma Platform Contribution and Platform Contribution

We define Platform Contribution as gross profit plus depreciation and amortization, stock-based compensation recognized within cost of care and other adjustments, as disclosed below. Gross profit is defined as revenue less the sum of (i) external provider costs; (ii) cost of care, including stock-based compensation, and (iii) depreciation and amortization expense. We believe this metric best reflects the economics of our care model as it includes all medical claims expense associated with our patients’ care as well as the costs we incur to care for our patients at our centers. As a center matures, we expect the Platform Contribution from that center to increase both in terms of absolute dollars as well as a percentage of revenue. This increase will be driven by improving patient contribution economics over time, as well as our ability to generate operating leverage on the costs of our centers. Our aggregate Platform Contribution may not increase despite improving economics at our existing centers should we open new centers at a pace that skews our mix of centers towards newer centers.

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Pro Forma Platform Contribution and Platform Contribution:

(35)

(in millions)	Jun 30, 2021	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023
Gross profit (a)	$0.1	$4.5	$9.6	$11.2	$15.4	$14.8	$17.2	$17.1	$20.4
Depreciation and amortization	1.4	5.2	6.1	5.1	4.9	4.6	7.2	6.6	6.8
Stock-based compensation	-	-	0.1	0.4	1.3	1.2	1.2	1.0	1.3
Pro forma adjustments (b)	6.7	-	-	-	-	-	-	-	-
Other adjustments (c)	-	1.3	0.2	0.5	0.1	0.1	-	-	-
Pro forma Platform Contribution	$8.2	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Platform Contribution	n/a	$11.0	$16.0	17.2	$21.6	$20.6	$25.6	$24.7	$28.6

(a) Gross profit reflects the reclassification of stock-based compensation expense previously included in corporate, general and administrative expenses, which decreased gross profit by $0.1 million during the three months ended December 31, 2021, $0.4 million during the three months ended March 31, 2022, $1.3 million during the three months ended June 30, 2022, $1.2 million during the three months ended September 30, 2022, and $1.2 million during the three months ended December 31, 2022.

(b) Pro Forma adjustments are computed in a manner consistent with the concepts of Article 8 of Regulation S-X and give effect to the Business Combinations of IMC and Care Holdings as if they had occurred on January 1, 2021. Components of the pro forma adjustments were as follows:

	Three Months Ended June 30, 2021
(in thousands)	IMC	Care Holdings	Total
Gross profit prior to Business Combination	$4,682	$932	$5,614
Depreciation and amortization prior to Business Combination	1,066	1	1,067
Pro forma adjustment	$5,748	$933	$6,681

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

We estimate the impact of direct COVID-19 costs had a negligible negative impact on our performance for the six months ended June 30, 2023 and an approximately $1 million negative impact on our performance for the six months ended June 30, 2022. Management cannot accurately predict the future impacts of COVID-19 due to the uncertainty surrounding future spikes in COVID-19 cases or new variants that may emerge in the future.

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

(36)

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

Government Value-Based Care Revenue. Government value-based care revenue consists primarily of revenue derived from the MSSP. The MSSP is sponsored by the CMS. The MSSP allows ACOs to receive a share in cost savings they generate in connection with the managing of costs and quality of medical services rendered to Medicare beneficiaries. Payments to ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, an ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”) must be achieved before the ACO can receive a share of the savings. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared at a certain percentage with the ACO. The MSR varies depending on the number of beneficiaries assigned to the ACO.

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

The Company re-evaluated key assumptions and estimates and based on this analysis, the Company identified changes in estimates to revenue, external provider costs and accounts receivable, net. Accordingly, the Company recognized the following changes in prior year estimates in each respective period (in thousands):

Increase (decrease)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Revenue	$(22,964)	$2,002
External provider costs	(1,736)	8,057
Accounts receivable, net	(21,228)	(6,055)

For the six months ended June 30, 2023, the developments related to the prior year dates of service were primarily driven by new, updated information regarding MSO membership at one health plan, an unseasonably early flu season, and more current data from one Medicaid health plan. For the six months ended June 30, 2022, the developments related to the prior year dates of service were driven by claims development from COVID-related utilization.

(37)

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

Nonoperating Income (Expense)

Interest expense. Interest expense consists primarily of interest payments, paid-in-kind interest, amortization of debt issuance costs and debt discount on our outstanding borrowings.

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

Results of Operations

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

(38)

	Three Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenue
Medicare risk-based revenue	$155,486	$143,664	$11,822	8.2%
Medicaid risk-based revenue	30,054	19,896	10,157	51.1%
Government value-based care revenue	22,206	-	22,206	100.0%
Other revenue	16,694	8,719	7,976	91.5%
Total revenue	224,440	172,279	52,162	30.3%
Operating expenses
External provider costs	156,995	120,348	36,647	30.5%
Cost of care	40,192	30,364	9,829	32.4%
Sales and marketing	3,327	2,299	1,028	44.7%
Corporate, general and administrative	20,795	18,063	2,731	15.1%
Depreciation and amortization	6,828	4,903	1,925	39.3%
Acquisition related costs	54	2,789	(2,735)	(98.1%)
Total costs and expenses	228,191	178,767	49,424	27.6%
Operating loss	(3,750)	(6,488)	2,738	(42.2%)
Nonoperating income (expense)
Interest expense	(13,197)	(3,896)	(9,301)	238.7%
Change in fair value of derivative warrant liabilities	434	7,391	(6,957)	(94.1%)
Loss on remeasurement of contingent earnout liabilities	(16,220)	-	(16,220)	100.0%
Loss on extinguishment of debt	-	(6,172)	6,172	(100.0%)
Other income (expense), net	534	(45)	579	(1,286.7%)
	(28,449)	(2,722)	(25,726)	945.1%
Loss before income tax	(32,199)	(9,210)	(22,989)	249.6%
Income tax expense	(177)	(171)	(7)	4.1%
Net loss	$(32,376)	$(9,381)	$(22,995)	245.1%

* Figures may not sum due to rounding

Medicare risk-based revenue. Medicare risk-based revenue was $155.5 million for the three months ended June 30, 2023, an increase of $11.8 million, or 8.2%, compared to $143.7 million for the three months ended June 30, 2022. This increase was driven primarily by a 21.7% increase in the total number of at-risk patients, partially offset by a 11.1% net decrease in rates, driven by member mix, and favorable net prior year development of $2.2 million.

Medicaid risk-based revenue. Medicaid risk-based revenue was $30.1 million for the three months ended June 30, 2023, an increase of $10.2 million, or 51.1%, compared to $19.9 million for the three months ended June 30, 2022. This increase was driven primarily by a 40.5% increase in patients and a 7.5% increase in rates, driven by member mix.

Government value-based care revenue. Government value-based care revenue was $22.2 million for the three months ended June 30, 2023. The increase from the prior year is a result of the Steward Acquisition. The current period had favorable prior year development of $2.7 million mainly driven by the more current information in PMPM estimates.

Other revenue. Other revenue was $16.7 million for the three months ended June 30, 2023, an increase of $8.0 million, or 91.5%, compared to $8.7 million for the three months ended June 30, 2022. The increase is related to growth in pharmacy revenues due to enhanced service offerings and to new capitation and incentive revenue contracts as a result of the Steward Acquisition.

External provider costs. External provider costs were $157.0 million for the three months ended June 30, 2023, an increase of $36.6 million, or 30.5%, compared to $120.3 million for the three months ended June 30, 2022. The increase was mostly driven by incremental costs to support the 13.4% increase in full-risk revenue over the same period, and unfavorable net prior year development of $10.7 million mainly due to more current data from a single Medicaid health plan.

Cost of care. Cost of care expenses were $40.2 million for the three months ended June 30, 2023, an increase of $9.8 million, or 32.4%, compared to $30.4 million for the three months ended June 30, 2022. The increase was due to increases in headcount, medical supplies, and other related costs to support and operate the higher number of centers, including de novo centers, and members in the current period, as compared to the prior period.

Sales and marketing expenses. Sales and marketing expenses were $3.3 million for the three months ended June 30, 2023, an increase of $1.0 million, or 44.7%, compared to $2.3 million for the three months ended June 30, 2022. The increase was primarily due to expanding our sales staff and marketing efforts to increase membership levels in our centers, as the Company has grown the number of centers, including de novo centers, it operates in 2023 as compared to 2022.

(39)

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $20.8 million for the three months ended June 30, 2023, an increase of $2.7 million, or 15.1%, compared to $18.1 million for the three months ended June 30, 2022. The increase was primarily from higher salaries, wages and professional fees as the Company grows its corporate infrastructure to support our operational growth.

Depreciation and amortization. Depreciation and amortization expense was $6.8 million for the three months ended June 30, 2023, an increase of $1.9 million, or 39.3%, compared to $4.9 million for the three months ended June 30, 2022. This increase is primarily driven by the amortization of intangibles acquired as part of the Steward Acquisition.

Acquisition related costs. Acquisition related costs were less than $0.1 million for the three months ended June 30, 2023, a decrease of $2.7 million, or 98.1%, compared to $2.8 million during for the three months ended June 30, 2022.

Interest expense. Interest expense was $13.2 million for the three months ended June 30, 2023, an increase of $9.3.million, or 238.7%, compared to $3.9 million for the three months ended June 30, 2022. This increase was due to the increased borrowings and higher weighted-average interest rate. Refer to Note 7, Debt, to our condensed consolidated financial statements included in this Report for additional information on the borrowings outstanding as of June 30, 2023.

Change in fair value of derivative warrant liabilities. The Company recorded a gain in fair value of derivative warrant liabilities of $0.4 million for the three months ended June 30, 2023, a decrease of $7.0 million, or 94.1%, compared to a gain of $7.4 million for the three months ended June 30, 2022. This decrease was primarily driven by the decrease in market value of the Company's Class A Common Stock for the three months ended June 30, 2023, as compared to the market value of the Company's Class A Common Stock for the three months ended June 30, 2022.

Loss on remeasurement of contingent earnout liabilities. The Company recorded a loss on remeasurement of contingent earnout liabilities related to the Steward Acquisition of $16.2 million for the three months ended June 30, 2023 driven by the increase in the market value of the Company's Class A Common Stock since March 31, 2023.

Loss on extinguishment of debt. For the three months ended June 30, 2022, in connection with the early extinguishment and termination of the Existing Credit Agreement, the Company recognized a loss on extinguishment of debt of $6.2 million.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

(40)

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenue
Medicare risk-based revenue	$277,079	$251,410	$25,669	10.2%
Medicaid risk-based revenue	55,680	40,062	15,618	39.0%
Government value-based care revenue	32,216	-	32,216	100.0%
Other revenue	32,449	17,727	14,721	83.0%
Total revenue	397,424	309,199	88,224	28.5%
Operating expenses
External provider costs	267,668	213,204	54,465	25.5%
Cost of care	78,819	57,712	21,107	36.6%
Sales and marketing	7,092	5,600	1,492	26.6%
Corporate, general and administrative	44,739	37,041	7,698	20.8%
Depreciation and amortization	13,404	9,965	3,440	34.5%
Goodwill impairment	98,000	-	98,000	100.0%
Acquisition related costs	74	3,055	(2,981)	(97.6%)
Total operating expenses	509,797	326,577	183,219	56.1%
Operating loss	$(112,373)	$(17,378)	$(94,995)	546.6%
Nonoperating income (expense)
Interest expense	(23,908)	(5,624)	(18,284)	325.1%
Change in fair value of derivative warrant liabilities	1,540	3,855	(2,315)	(60.0%)
Gain on remeasurement of contingent earnout liabilities	19,916	-	19,916	100.0%
Loss on extinguishment of debt	-	(6,172)	6,172	(100.0%)
Other income (expense), net	721	(507)	1,228	(242.3%)
	(1,730)	(8,448)	6,718	(79.5%)
Loss before income taxes	$(114,103)	$(25,826)	$(88,277)	341.8%
Income tax (expense)	(355)	(351)	(3)	0.9%
Net loss	$(114,458)	$(26,178)	$(88,280)	337.2%

Medicare risk-based revenue. Medicare risk-based revenue was $277.1 million for the six months ended June 30, 2023, an increase of $25.7 million, or 10.2%, compared to $251.4 million for the six months ended June 30, 2022. This increase was driven primarily by a 17.6% increase in the total number of at-risk patients, offset by a 6.3% net decrease in rates, driven by member mix, and unfavorable net prior year development of $22.8 million mainly due to more current membership data.

Medicaid risk-based revenue. Medicaid risk-based revenue was $55.7 million for the six months ended June 30, 2023, an increase of $15.6 million, or 39.0%, compared to $40.1 million for the six months ended June 30, 2022. This increase was driven primarily by the 31.1% increase in patients and a 5.7% increase in rates, driven by member mix and unfavorable net prior year development of $1.8 million.

Government value-based care revenue. Government value-based care revenue was $32.2 million for the six months ended June 30, 2023. The increase from prior year is a result of the Steward Acquisition. The current period had favorable prior year development of $2.7 million mainly driven by the more current information in PMPM estimates.

Other revenue. Other revenue was $32.4 million for the six months ended June 30, 2023, an increase of $14.7 million, or 83.0%, compared to $17.7 million for the six months ended June 30, 2022. The increase is related to growth in pharmacy revenues due to enhanced service offerings and to new capitation and incentive revenue contracts as a result of the Steward Acquisition.

External provider costs. External provider costs were $267.7 million for the six months ended June 30, 2023, an increase of $54.5 million, or 25.5%, compared to $213.2 million for the six months ended June 30, 2022. The increase was mostly driven by incremental costs to support the increase in membership over the same period, partially offset by the favorable net prior year development of $1.8 million as a result of retrospective Medicare membership updates mostly offset by the impact of more current data from a single Medicaid health plan and unseasonably early flu season.

Cost of care. Cost of care expenses were $78.8 million for the six months ended June 30, 2023, an increase of $21.1 million, or 36.6%, compared to $57.7 million for the six months ended June 30, 2022. The increase was due to increases in headcount, medical supplies, and other related costs to support and operate the higher number of centers, including de novo centers, and members in the current period, as compared to the prior period.

Sales and marketing expenses. Sales and marketing expenses were $7.1 million for the six months ended June 30, 2023, an increase of $1.5 million, or 26.6%, compared to $5.6 million for the six months ended June 30, 2022. The increase was primarily due to expanding our sales staff and marketing efforts to increase membership levels in our centers, as the Company has grown the number of centers, including de novo centers, it operates in 2023 as compared to 2022.

(41)

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $44.7 million for the six months ended June 30, 2023, an increase of $7.7 million, or 20.8%, compared to $37.0 million for the six months ended June 30, 2022. The increase was primarily from higher salaries, wages and professional fees as the Company grows its corporate infrastructure to support its operational growth.

Depreciation and amortization. Depreciation and amortization expense was $13.4 million for the six months ended June 30, 2023, an increase of $3.4 million, or 34.5%, compared to $10.0 million for the six months ended June 30, 2022. This increase is primarily driven by the amortization of intangibles acquired as part of the Steward Acquisition.

Goodwill impairment. During the six months ended June 30, 2023, the Company recognized a goodwill impairment of $98.0 million, mainly driven by the reduction of the market value of the Company's Class A Common Stock. No goodwill impairment charges were recognized during the six months ended June 30, 2022.

Acquisition related costs. Acquisition related costs were less than $0.1 million for the six months ended June 30, 2023, a decrease of $3.0 million, or 97.6%, compared to $3.1 million during for the six months ended June 30, 2022.

Interest expense. Interest expense was $23.9 million for the six months ended June 30, 2023, an increase of $18.3 million, or 325.1%, compared to $5.6 million for the six months ended June 30, 2022. This increase was due to the increased borrowings and higher weighted-average interest rate. Refer to Note 7, Debt, to our condensed consolidated financial statements included in this Report for additional information on the borrowings outstanding as of June 30, 2023.

Change in fair value of derivative warrant liabilities. We recorded a gain of $1.5 million during the six months ended June 30, 2023, a decrease of $2.3 million, or 60.0%, compared to a gain of $3.9 million for the six months ended June 30, 2022. This decrease is primarily driven by the decrease in the market value of the Company's Class A Common Stock during the six months ended June 30, 2023, as compared to the decrease in the market of the Company's Class A Common Stock during the six months ended June 30, 2022.

Gain on remeasurement of contingent earnout liabilities. We recorded a gain on remeasurement of contingent earnout liabilities related to the Steward Acquisition of $19.9 million for the six months ended June 30, 2023 driven by the decrease in the market value of the Company's Class A Common Stock since December 31, 2022.

Loss on extinguishment of debt. For the six months ended June 30, 2022, in connection with the early extinguishment and termination of the Existing Credit Agreement, the Company recognized a loss on extinguishment of debt of $6.2 million.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we had cash and cash equivalents on hand of $54.6 million. In addition, as of June 30, 2023, we had $60.0 million in availability under our Credit Agreement (as defined below) to draw term loans under certain circumstances to finance permitted acquisitions and similar permitted investments, de novo center growth and optimization of de novo centers and MSO performance.

Our principal sources of liquidity have been cash generated by our centers and MSO operations, borrowings under our credit facilities and proceeds from equity issuances. We have used these funds to meet our capital requirements, which consist of salaries and labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, center and office lease expenses, insurance premiums, acquisitions, and debt service.

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

(42)

new center that we open under the terms of our agreements with those health plans. In the event that additional financing is required from outside sources, we may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, our business, results of operations, and financial condition would be materially and adversely affected.

We believe that based on our current forecasts, our cash generated by our centers and MSO operations, amounts available under our Credit Agreement, and amounts available to us under our agreement with Elevance Health, each as described below, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months from the issuance date of this report. As of June 30, 2023, we were in compliance, in all material respects, with all covenants under our credit facilities.

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

(43)

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

The Term Loan bears an interest rate at 12.0% per annum. In addition, the Borrowers paid a facility fee equal to 3.0% of the aggregate principal amount of the Term Loan. Any additional interest (if applicable) accrued and owing during the term of the Loan and Security Agreement will be paid in kind and capitalized to principal monthly in arrears. From and after the occurrence and during the continuance of an event of default, the Term Loan will bear interest at a rate equal to 4.0% above the interest rate applicable immediately prior to the occurrence of the event of default. If Mr. Carlos de Solo is no longer serving as the Chief Executive Officer of the Company under certain circumstances and, following a request from CAJ, the Borrowers are unable to refinance the portion of the Term Loan advanced by CAJ, then the interest rate applicable to such portion may be increased by 5.0%.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

(in thousands)	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(43,263)	$(27,398)
Net cash used in investing activities	(5,234)	(2,893)
Net cash provided by financing activities	61,477	50,505

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2023 was $43.3 million, an increase of $15.9 million, as compared to $27.4 million used in operating activities during the six months ended June 30, 2022. This

(44)

increase is primarily the result of slower collections on receivables as compared to prior year, due to MSSP arrangements with longer payment cycles.

Investing Activities. Net cash used in investing activities was $5.2 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively, driven by investments into leasehold improvements and medical equipment for our centers.

Financing Activities. Net cash provided by financing activities was $61.5 million during the six months ended June 30, 2023, driven mainly by the $65.0 million drawn on our Delayed Draw Term Facility, partially offset by the related discounts and issuance costs. Net cash used in financing activities was $50.5 million during the six months ended June 30, 2022 and represented scheduled principal payments on debt.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under the Credit Agreement and operating leases for our centers.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 or December 31, 2022, other than operating leases which have not yet commenced.

JOBS Act

Section 102(b)(1) of the Jumpstart our Business Startups (JOBS) Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, as an emerging growth company, we can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with a public company which is neither an emerging growth company, nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies — Recent Accounting Pronouncements, to our condensed consolidated financial statements included in this Report for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

(45)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2023.

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

The aforementioned material weaknesses could result in misstatements of substantially all accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan for the Material Weaknesses

Since 2021, management has taken the following steps to address these material weaknesses:

•
As previously communicated, we engaged an external advisor to assist in evaluating and documenting the design and operating effectiveness of our internal control over financial reporting.
•
As previously communicated, in 2022, we hired a Vice President of Financial Reporting and Technical Accounting and a Chief Accounting Officer, both with technical public company accounting and financial reporting experience.
•
In 2023, we enhanced access to accounting training, literature, research materials and documents for our finance and accounting departments.
•
During the three months ended June 30, 2023, we developed a work plan to identify areas where new key controls are needed, or existing controls needed to be enhanced, to place us in a position to remediate our material weaknesses.
•
During the three months ended June 30, 2023, we designed and implemented additional financial process-level controls across significant accounts, which are designed to strengthen our processes, especially those involving accounting for complex transactions, including financial instruments and contingent earnout liabilities.

(46)

The material weaknesses will not be considered remediated until management has the controls operate for a sufficient period and management has concluded, through testing, that these controls are effective. Management believes that the remediation measures described above have been implemented in a manner such that the controls can be tested, and the identified material weaknesses can be determined to be remediated, however, no assurance can be made that such remediation will occur, or that additional material weaknesses will not be identified.

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(47)

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

(48)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: August 9, 2023		/s/ Carlos A. de Solo
	Name:	Carlos A. de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 9, 2023		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(49)