Form 10-Q
period 2023-09-30
CareMax, Inc.
filed 2023-11-09
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 6, 2023, the registrant had 112,098,257 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share issued and outstanding.

CareMax, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS

Current Assets
Cash and cash equivalents	$32,264	$41,626
Accounts receivable, net	139,573	151,036
Risk settlement receivables	251	707
Related party receivables	754	—
Other current assets	3,820	3,968
Total Current Assets	176,662	197,336

Property and equipment, net	27,837	21,006
Operating lease right-of-use assets	130,826	108,937
Goodwill, net	522,643	700,643
Intangible assets, net	106,889	123,585
Deferred debt issuance costs	896	1,685
Other assets	92,363	17,550
Total Assets	$1,058,117	$1,170,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$9,345	$7,687
Accrued expenses	14,999	16,854
Risk settlement liabilities	21,934	14,171
Related party liabilities	47	1,777
Related party debt, net	34,517	30,277
Current portion of third-party debt, net	355	253
Current portion of operating lease liabilities	8,555	5,512
Other current liabilities	8,589	790
Total Current Liabilities	98,341	77,322
Derivative warrant liabilities	983	3,974
Long-term debt, net	302,612	230,725
Long-term operating lease liabilities	117,668	96,539
Contingent earnout liability	—	134,561
Other liabilities	13,897	8,075
Total Liabilities	533,501	551,196
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY
Preferred stock (1,000,000 shares authorized; one share issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Class A common stock ($0.0001 par value; 250,000,000 shares authorized; 112,096,998 and 111,332,584 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	11	11
Additional paid-in-capital	779,776	657,126
Accumulated deficit	(255,171)	(37,590)
Total Stockholders' Equity	524,616	619,547

Total Liabilities and Stockholders' Equity	$1,058,117	$1,170,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Medicare risk-based revenue	$134,105	$122,267	$411,184	$373,677
Medicaid risk-based revenue	23,950	19,852	79,630	59,914
Government value-based care revenue	28,067	—	60,284	—
Other revenue	15,721	15,551	48,169	33,278
Total revenue	201,843	157,670	599,267	466,869

Operating expenses
External provider costs	139,139	106,900	406,807	320,104
Cost of care	43,826	30,213	122,645	87,925
Sales and marketing	3,501	2,355	10,593	7,955
Corporate, general and administrative	19,282	21,687	64,021	58,728
Depreciation and amortization	6,833	4,573	20,237	14,538
Goodwill impairment	80,000	—	178,000	—
Acquisition related costs	34	494	108	3,549
Total operating expenses	292,615	166,222	802,412	492,799
Operating loss	(90,772)	(8,552)	(203,145)	(25,930)
Nonoperating income (expense)
Interest expense	(14,000)	(6,088)	(37,908)	(11,712)
Change in fair value of derivative warrant liabilities	1,450	(7,331)	2,991	(3,476)
Gain on remeasurement of contingent earnout liabilities	—	—	19,916	—
Loss on extinguishment of debt	—	—	—	(6,172)
Other income (expense), net	376	99	1,097	(408)
	(12,174)	(13,320)	(13,904)	(21,768)
Loss before income tax	(102,946)	(21,872)	(217,049)	(47,698)
Income tax expense	(177)	(181)	(532)	(532)
Net loss	$(103,123)	$(22,053)	$(217,581)	$(48,230)

Weighted-average basic shares outstanding	112,085,154	87,408,605	111,704,585	87,415,801
Weighted-average diluted shares outstanding	112,085,154	87,408,605	111,704,585	87,415,801
Net loss per share
Basic	$(0.92)	$(0.25)	$(1.95)	$(0.55)
Diluted	$(0.92)	$(0.25)	$(1.95)	$(0.55)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2023 and 2022
	Class A Common Stock		Preferred	Additional	Retained Earnings	Total
	Shares	Amount	Stock	Paid-in-capital	(Deficit)	Equity
BALANCE - JUNE 30, 2023	112,072,237	$11	$—	$776,533	$(152,048)	$624,496
Stock-based compensation expense	—	—	—	3,243	—	3,243
Issuance of shares upon vesting of stock-based compensation awards	24,761	—	—	—	—	—
Net loss	—	—	—	—	(103,123)	(103,123)
BALANCE - SEPTEMBER 30, 2023	112,096,998	$11	$—	$779,776	$(255,171)	$524,616

BALANCE - JUNE 30, 2022	87,467,972	$9	$—	$514,262	$(26,144)	$488,127
Stock-based compensation expense	—	—	—	3,611	—	3,611
Cancellation of shares and return of cash held in escrow	(71,000)	—	—	(481)	—	(481)
Net loss	—	—	—	—	(22,053)	(22,053)
BALANCE - SEPTEMBER 30, 2022	87,396,972	$9	$—	$517,393	$(48,197)	$469,205

	Nine Months Ended September 30, 2023 and 2022
	Class A Common Stock		Preferred	Additional	Retained Earnings	Total
	Shares	Amount	Stock	Paid-in-capital	(Deficit)	Equity
BALANCE - DECEMBER 31, 2022	111,332,584	$11	$—	$657,126	$(37,590)	$619,547
Stock-based compensation expense	—	—	—	8,004	—	8,004
Issuance of shares upon vesting of stock-based compensation awards	764,414	—	—	—	—	—
Reclassification of contingent consideration previously liability classified	—	—	—	114,645	—	114,645
Net loss	—	—	—	—	(217,581)	(217,581)
BALANCE - SEPTEMBER 30, 2023	112,096,998	$11	$—	$779,776	$(255,171)	$524,616

BALANCE - DECEMBER 31, 2021	87,367,972	$9	$—	$505,327	$33	505,370
Stock-based compensation expense	—	—	—	7,486	—	7,486
Issuance of shares upon vesting of stock-based compensation awards	100,000	—	—	—	—	—
Cancellation of shares and return of cash held in escrow	(71,000)	—	—	(481)	—	(481)
Vesting of Series B Warrants under Advisory Agreement	—	—	—	5,060	—	5,060
Net loss	—	—	—	—	(48,230)	(48,230)
BALANCE - SEPTEMBER 30, 2022	87,396,972	$9	$—	$517,393	$(48,197)	$469,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(217,581)	$(48,230)
Adjustments to reconcile net loss to cash and cash equivalents:
Depreciation and amortization expense	20,237	14,538
Amortization of debt issuance costs and discounts	6,422	1,093
Stock-based compensation expense	8,004	7,486
Income tax provision	532	532
Change in fair value of derivative warrant liabilities	(2,991)	3,476
Gain on remeasurement of contingent earnout liabilities	(19,916)	—
Loss on extinguishment of debt	—	6,172
Payment-in-kind interest expense	8,643	3,038
Provision for credit losses	382	—
Goodwill impairment	178,000	—
Amortization of right-of-use assets	8,872	—
Other non-cash, net	1,140	(774)
Changes in operating assets and liabilities:
Accounts receivable	2,121	(43,109)
Other current assets	148	(69)
Risk settlement receivables and liabilities	11,020	(144)
Other assets	(74,024)	(1,037)
Operating lease liabilities	(4,390)	—
Accounts payable	(410)	9,291
Accrued expenses	(1,855)	6,705
Related party receivables and payables	(1,212)	—
Other liabilities	14,414	1,222
Net cash used in operating activities	(62,446)	(39,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,007)	(4,862)
Return of cash held in escrow	—	785
Acquisition of businesses, net of cash acquired	—	(892)
Net cash used in investing activities	(8,007)	(4,969)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	62,000	184,000
Principal payments of debt	(189)	(121,926)
Payments of debt issuance costs	(720)	(6,456)
Collateral for letters of credit	—	(5,439)
Net cash provided by financing activities	61,091	50,179

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,361)	5,399
Cash and cash equivalents - beginning of period	41,626	47,917
CASH AND CASH EQUIVALENTS - END OF PERIOD	$32,264	$53,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Equity and warrant consideration issued to The Related Companies, L.P.	$—	$5,060
Additions to property and equipment funded through accounts payable	2,067	1,021
Cancellation of shares held in escrow	—	821
Accrued purchase consideration	—	585
Financed equipment purchases	848	423
Reclassification of contingent consideration previously liability classified	114,645	—
Decrease in right-of-use assets and lease liabilities due to lease remeasurements	4,041	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	23,239	7,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Note 1. DESCRIPTION of business

CareMax, Inc. (“CareMax” or the “Company”), formerly Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), is a Delaware corporation, which announced its initial public offering in July 2020 (the "IPO") as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax provides high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. As of September 30, 2023, the Company operated 62 centers and managed affiliated providers across 10 states that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

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

Subsequent to consummation of the Business Combination, primarily during the second half of 2021, the Company acquired Senior Medical Associates, LLC ("SMA"), Stallion Medical Management, LLC ("SMM"), Unlimited Medical Services of Florida, LLC ("DNF"), Advantis Physician Alliance, LLC ("Advantis"), Business Intelligence & Analytics LLC ("BIX"), and three additional businesses (together with the acquisitions of SMA, SMM, DNF, Advantis and BIX, the "Acquisitions"). In November 2022, the Company acquired the Medicare value-based care business of Steward Health Care System ("Steward Value-Based Care"), further described in Note 3, Acquisitions. Refer to Note 5, Goodwill and Other Intangible Assets, for information about measurement period adjustments.

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

We believe that, based on our current forecasts, the cash generated by our centers and our MSO operations, amounts available under our Credit Agreement (as defined below), and amounts available to us under our agreement with Elevance Health, both as further described in Note 7, Debt and Related Party Debt, will continue to be sufficient to fund our operations and growth strategies and allow us to remain in compliance with the minimum liquidity and maximum leverage covenants for at least the

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

next 12 months from the issuance of these condensed consolidated financial statements. We have based these estimates on assumptions that may differ from actual results.

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

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

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

Other Revenue

Other revenue primarily represents partial and no risk capitation, MSO and pharmacy revenue. Capitation revenue represents a fixed amount of money PMPM paid in advance for the delivery of primary care services only, whereby the Company is not liable for medical costs in excess of the fixed payment. Capitated revenues are typically prepaid monthly to the Company based on the number of patients selecting us as their primary care provider. Our capitated rates are fixed, contractual rates. Incentive payments for Healthcare Effectiveness Data and Information Set (“HEDIS”) and any services paid on a fee for service basis by a health plan are also included in other revenue. Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our affiliated medical groups. Revenue for primary care services for patients in a partial risk or upside-only contracts is reported in other revenue.

For MSO contracts in which the Company does not coordinate or control the range of services provided and, thus, accepts partial or no financial risk for members attributed to the IPA, the revenue is recognized on a net basis, consistent with ASC 606, and is recorded in other revenue.

Accounts Receivable

Accounts receivable are carried at the amounts the Company deems collectible. Accordingly, an allowance is provided based on credit losses expected over the contractual term. This allowance is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. Accounts receivable are

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

written off when they are deemed uncollectible. As of September 30, 2023 and December 31, 2022, the Company's provision for credit losses was $1.6 million and $1.2 million, respectively.

Amounts due to the Company within 12 months of the reporting period are recorded in accounts receivable, net. The amounts which the Company expects to receive following the 12 month period are recorded in other assets. Accordingly, as of September 30, 2023 and December 31, 2022, $76.5 million and $0 of long-term accounts receivable was included in other assets, respectively.

Significant Accounting Policies

Other than the addition of the government value-based care accounting policy, there have been no other changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas where significant estimates are used in the accompanying financial statements include, but are not limited to, revenues and related receivables from risk adjustments, medical services expense and related payables, purchase price allocations, including fair value estimates of intangibles and contingent consideration, the valuation and related impairment testing of long-lived assets, including goodwill and intangible assets, the valuation of derivative warrant liabilities, and the estimated useful lives of fixed assets and intangible assets. Actual results could differ from those estimates.

The Company re-evaluated key assumptions and estimates and based on this analysis, the Company identified changes in estimates to revenue, external provider costs, and short-term and long-term accounts receivable, net. Accordingly, the Company recognized the following changes in prior year estimates in each respective period (in thousands):

Increase (decrease)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Revenue	$(24,660)	$(924)
External provider costs	(1,393)	6,045
Short-term and long-term accounts receivable, net	(23,266)	(6,969)

For the nine months ended September 30, 2023, the developments related to the prior year dates of service were primarily driven by new, updated information regarding MSO membership at one health plan, an unseasonably early flu season, and more current data from one Medicaid health plan. For the nine months ended September 30, 2022, the developments related to the prior year dates of service were driven by claims development from COVID-related utilization.

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

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and short-term and long-term accounts receivable, net. The Company believes it is not exposed to any significant concentrations of credit risk from these financial instruments. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Composition of the Company's revenues and short-term and long-term accounts receivable, net balances for the payors comprising 10% or more of revenue was as follows:

	Revenue
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Payor A	21%	24%	30%	30%
Payor B	12%	n/a	19%	19%
Payor C	19%	21%	16%	17%
Payor D	12%	12%	13%	14%
Payor E	12%	15%	11%	12%
Payor F	14%	10%	n/a	n/a

	Short-Term and Long-Term Accounts Receivable, net
	As of September 30, 2023	As of December 31, 2022
Payor A	n/a	13%
Payor B	n/a	11%
Payor C	n/a	13%
Payor D	11%	13%
Payor E	n/a	n/a
Payor F	51%	34%

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

We implemented ASC 842 effective January 1, 2022, using the modified retrospective approach, which allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the consolidated financial statements in the period of adoption without restating prior periods. We have elected to apply the new guidance at the date of the adoption, January 1, 2022, without restating prior periods. The financial effect of the adoption was an increase of $73.7 million to the right-of-use asset and corresponding lease liabilities to the Company’s balance sheet as of January 1, 2022.

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

NOTE 3. ACQUISITIONS

Steward Acquisition

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

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

The aggregate consideration paid to the Seller under the Merger Agreement on November 10, 2022, the date of the closing of the Steward Acquisition (the “Steward Closing”), consisted of (i) a cash payment of $25.0 million, (ii) 23,500,000 shares (the “Initial Share Consideration”), of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and (iii) a cash payment of $35.5 million, an amount equal to the estimated value of the Targets’ accounts receivable attributable to Medicare value-based payments for the period between January 1, 2022 and the Steward Closing, minus the amount of such payments payable to the affiliate physicians of the Targets (the “Financed Net Pre-Closing Medicare AR”).

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

(3) Represents funding of the Financed Net Pre-Closing Medicare AR of $35.5 million, offset by the Sellers' reimbursement to the Company of the interest and original issue discount of $6.8 million related to the Loan and Security Agreement (as defined in Note 7, Debt and Related Party Debt) and by non-cash purchase price adjustment of $1.5 million.

The acquired assets and assumed liabilities of Steward Value-Based Care were recorded at their estimated fair values. The purchase price allocation for the Steward Acquisition has not been finalized as of September 30, 2023 and is based upon the best available information at the current time. We intend to finalize the purchase price allocation during the fourth quarter of

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

2023. The following table summarizes the consideration paid and the preliminary fair value of the assets acquired and liabilities assumed at Steward Closing (in thousands):

Accounts receivable	$43,060
Other working capital adjustments	(21,584)
Distribution liabilities	(7,032)
Intangible asset - Risk contracts	37,500
Intangible asset - Provider network	42,900
Net assets acquired (a)	94,844
Purchase consideration (b)	398,994
Goodwill (b) - (a)	$304,150

The goodwill recorded as part of the acquisition included the expected synergies and other expected contribution to the Company's overall growth strategy. None of the goodwill recognized as part of the Steward Acquisition is deductible for income tax purposes. Refer to Note 5, Goodwill and Other Intangible Assets, for additional information. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at Steward Closing and as adjusted for measurement period adjustments identified through September 30, 2023 (in thousands):

	At Steward Closing (preliminary)	Measurement Period Adjustments	At Steward Closing (as adjusted)
Accounts receivable	$43,060	$(4,074)	$38,986
Other working capital adjustments	(21,584)	1,272	(20,312)
Distribution liabilities	(7,032)	2,802	(4,230)
Intangible asset - Risk contracts	37,500	—	37,500
Intangible asset - Provider network	42,900	—	42,900
Net assets acquired	94,844	—	94,844
Purchase consideration	398,994	—	398,994
Goodwill	$304,150	$—	$304,150

As of September 30, 2023 and December 31, 2022, other liabilities included an accrual of $5.0 million for payment to a Steward Acquisition advisor, which is contingent upon the Company's issuance of the Earnout Share Consideration to the Seller Parties.

Other Acquisitions

During the year ended December 31, 2022, we acquired a number of medical practices for total consideration of $3.3 million and recognized related goodwill of $2.9 million and intangible assets of $0.4 million.

There were no acquisitions during the nine months ended September 30, 2023.

NOTE 4. REINSURANCE

The Company purchased stop loss insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in the accompanying consolidated statements of operations.

The intent of the Company’s stop loss coverage is to limit the benefits paid for any individual patient. The Company’s stop loss limits are defined within each respective health plan contract or other third-party contract and range typically from $30,000 to $200,000 per patient per year. Premium expense incurred was $11.5 million and $24.4 million for the three and nine months ended September 30, 2023, respectively and $5.8 million and $13.7 million for the three and nine months ended September 30, 2022, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans or other third parties are unable to fulfill their obligations under stop loss contractual terms.

Recoveries recognized were $12.4 million and $23.3 million for the three and nine months ended September 30, 2023, respectively, and $6.9 million and $21.0 million for the three and nine months ended September 30, 2022, respectively. Estimated recoveries under stop loss policies are reported within the capitation receivable or amounts due to health plans as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill (in thousands):

Carrying Amount
Balance at December 31, 2022	$700,643
Impairment	(178,000)
Balance at September 30, 2023	$522,643

The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred.

September 30, 2023

As of September 30, 2023, the Company's market capitalization was below its carrying value, which management believed to be a triggering event requiring an interim goodwill impairment quantitative analysis. Accordingly, the Company performed a market capitalization reconciliation to evaluate the Company’s estimated fair value balance as of September 30, 2023 and support the implied control premium. Based on the quantitative analysis performed, management concluded that the Company's estimated fair value was less than its carrying value as of September 30, 2023 by approximately $80.0 million or 13.0%. The $80.0 million goodwill impairment charge has been reflected in goodwill impairment in the accompanying statements of operations.

As of September 30, 2023, if all other assumptions were held constant and the Company's long-term projected growth rate was decreased by 50 basis points, the Company's estimated fair value would decrease by approximately 2.0% or $10.0 million. If all other assumptions were held constant and the Company's share price decreased by 10%, the Company's estimated fair value would decrease by approximately 4.0% or $23.0 million. If all other assumptions were held constant and the Company's weighted-average cost of capital increased by 100 basis points, the Company's estimated fair value would decrease by approximately 2.0% or $11.0 million.

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

The Company's cumulative goodwill impairment was $248.0 million and $70.0 million as of September 30, 2023 and December 31, 2022, respectively.

Intangible Assets

The following tables summarize the gross carrying amounts, accumulated amortization and net carrying amounts of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2023
Risk contracts	$102,070	$(35,558)	$66,511
Provider network	42,900	(5,448)	37,452
Non-compete agreements	4,170	(2,138)	2,032
Trademarks	1,862	(1,457)	405
Other	693	(205)	489
Total	$151,695	$(44,805)	$106,889

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2022
Risk contracts	$102,070	$(24,217)	$77,853
Provider network	42,900	(851)	42,049
Non-compete agreements	4,170	(1,518)	2,652
Trademarks	1,862	(1,352)	510
Other	693	(171)	522
Total	$151,695	$(28,109)	$123,585

Amortization expense totaled $5.7 million and $16.7 million for the three and nine months ended September 30, 2023, respectively, and $3.7 million and $11.4 million for the three and nine months ended September 30, 2022, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$13,341	$10,661
Vehicles	3,303	3,743
Furniture and equipment	12,279	8,871
Software	3,864	3,725
Construction in progress	8,690	4,621
Total	41,478	31,620
Less: Accumulated depreciation	(13,641)	(10,614)
Total Property and equipment, net	$27,837	$21,006

Construction in progress primarily consists of leasehold improvements at the Company's centers, which have not opened.

Depreciation expense totaled $1.2 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, and $0.9 million and $3.2 million for the three and nine months ended September 30, 2022, respectively.

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

Based on the elections made by the Company, as of September 30, 2023, borrowings under the Credit Agreement bore interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment, based on the elected interest period), plus an applicable margin rate of 9.00%. As permitted under the Credit Agreement, the Company elected to capitalize 4.00% of the interest as principal amount. As a result of this election, the cash interest component of the applicable margin increased by 0.50%.

Amortization payments under the Credit Agreement are payable in quarterly installments, commencing at the end of the quarter of the second anniversary of the closing of the Credit Agreement, in amounts equal to 0.25% of the aggregate outstanding principal amount of Initial Term Loans and Delayed Draw Term Loans. All amounts owed under the Credit Agreement are due in May 2027.

The Credit Agreement contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, liens or encumbrances, to make certain investments, to enter into sale-leaseback transactions or sell certain assets, to make certain restricted payments or pay dividends, to enter into consolidations, to transact with affiliates and to amend certain agreements, subject in each case to the exceptions and other qualifications as provided in the Credit Agreement. The Credit Agreement also contains covenants that require the Company to satisfy a minimum liquidity requirement of $50.0 million, which may be decreased to $25.0 million if the Company achieves a certain adjusted EBITDA, and maintain a maximum total leverage ratio based on the Company’s consolidated EBITDA, as defined in the Credit Agreement, with de novo losses excluded from the calculation of such ratio for up to 36 months after the opening of a de novo center, which maximum total leverage ratio was initially 8.50 to 1.00, commencing with the fiscal quarter ended September 30, 2022 and is subject to a series of step-downs. For the fiscal quarters ending September 30, 2026 and thereafter the Company must maintain a maximum total leverage ratio no greater than 5.50 to 1.00.

On March 8, 2023 (the “Amendment Closing Date”), the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement.

The Second Amendment amended the Credit Agreement to, among other things, (i) provide for a new incremental delayed draw term loan B facility in an aggregate principal amount of $60.0 million (the “Delayed Draw Term Loan B Facility”); (ii) revise the commitment expiration date for the Company’s existing $110.0 million Delayed Draw Term Loan to forty-five days following the Amendment Closing Date; (iii) extend the commencement of amortization payments on loans under the Credit Agreement from March 31, 2024 to May 31, 2025; (iv) reduce the amount of interest that the Company may elect to capitalize from 4.00% to 3.50% beginning on the second anniversary of the execution date of the Credit Agreement, 3.00% beginning on the third anniversary of the execution date of the Credit Agreement, and 1.50% beginning on December 10, 2025; (v) increase the amount of the super-priority revolving credit facility that is permitted to be added to the Credit Agreement to $45.0 million and provide that the entirety of such facility may be used for general corporate purposes; and (vi) amend the prepayment provisions of the Credit Agreement, including to have such provisions run as of the Amendment Closing Date.

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

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

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

Refer to Note 17, Subsequent Events, for updated information.

Elevance Health

In October 2022, in connection with the collaboration agreement with Elevance Health (formerly known as Anthem), which was announced in August 2021, the Company entered into a promissory note for an amount of $1.0 million due in October 2032. This borrowing bears a fixed interest rate of 6.25% per annum.

As of September 30, 2023 and December 31, 2022, debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Indebtedness under the Credit Agreement	$313,920	$240,277
Indebtedness under the Loan and Security Agreement - Related party debt	35,510	35,510
Other	2,283	1,657
Less: Unamortized discounts and debt issuance costs	(14,229)	(16,188)
	337,484	261,256
Less: Current portion	(34,872)	(30,530)
Long-term portion	$302,612	$230,725

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Future maturities of debt outstanding at September 30, 2023 were as follows (in thousands):

Year	Amount
Remainder of 2023	$35,573
2024	389
2025	2,958
2026	3,446
2027	308,463
Thereafter	883
Total	$351,713

As of September 30, 2023, we were in compliance, in all material respects, with all covenants under our credit facilities.

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

Series B Warrants are recognized at their grant date fair value once vesting becomes probable. No warrants vested during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recorded $0 and $5.0 million, respectively, in other assets to reflect vesting of zero and one million of Series B Warrant Shares, respectively. Upon adoption of ASC 842 and commencement of the related leases, the balances were reclassified to right-of-use assets. Refer to Note 12, Related Party Transactions, for additional information.

Balances associated with the Warrant Shares are recorded in the right-of-use assets for commenced leases, and other assets for leases that have not yet commenced except for the portion that represents amortization expected to be recognized over the next 12 months, which is recorded in other current assets. The portion of the Warrant Shares recorded in other current assets as of September 30, 2023, and December 31, 2022 was $0.4 million and $0.6 million, respectively.

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

Contingent Consideration - Business Combination

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, became entitled to receive contingent consideration to be paid out in the form of Class A Common Stock. The Business Combination Agreement provided that up to an additional 3,500,000 and 2,900,000 shares of Class A Common Stock (the "Earnout Shares") would have become payable to the CMG Sellers and IMC Parent, respectively, after the Closing: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equaled or exceeded $12.50 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 1,750,000 and 1,450,000 Earnout Shares would have become issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $15.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 1,750,000 and 1,450,000 Earnout Shares would have become issued and paid to the former owners of CMG and IMC, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company entered into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction was greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at the closing of such change in control transaction, the Share Price Triggers would have been deemed to have been satisfied and the Company would have issued, as of such closing, all of the Earnout Shares. The contingent consideration was classified as a liability for the period ended June 30, 2021. On July 9, 2021, the volume weighted average trading price of Class A Common Stock exceeded $12.50 on 20 or more days resulting in the satisfaction of the First Share Price Trigger. After the First Share Price Trigger was achieved on July 9, 2021, the estimated fair value of the Earnout Shares was recorded as an equity-classified instrument as a component of stockholders' equity, with the change in fair value from the prior reporting period recorded in earnings. Accordingly, 1,750,000 and 1,450,000 Earnout Shares were issued and paid to the CMG Sellers and IMC Parent, respectively. The Second Earnout Period expired on June 9, 2023 and the Second Share Price Trigger was not achieved.

Contingent Consideration - Steward Acquisition

(18)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the Merger Agreement signed in connection with Steward Acquisition, upon 100,000 Medicare lives from and/or attributable to the seller parties' Medicare network participating in risk-based, value-based care arrangements contracted through the Company with a Medical Expense Ratio of less than 85% for two consecutive calendar quarters, the Company will issue the seller, for immediate distribution to its equity holders, a number of shares of Class A Common Stock (the “Earnout Share Consideration” and together with the Initial Share Consideration, the “Share Consideration”) that, when added to the initial share consideration issued as part of the Steward Acquisition, would have represented 41% of the issued and outstanding shares of the Company’s Class A Common Stock as of November 10, 2022 (the "Steward Closing"), in each case after giving effect to issuances of Class A Common Stock between the Steward Closing and June 30, 2023 in connection with the exercise of warrants to purchase Class A Common Stock outstanding as of the Steward Closing, the potential earnout under the Company’s Business Combination and any forfeitures, surrenders or other dispositions to the Company of Class A Common Stock outstanding as of the Steward Closing. If not previously issued, the Earnout Share Consideration will also be issuable upon a Change in Control (as defined in the Merger Agreement) of the Company. Prior to June 30, 2023, the Company accounted for the Earnout Share Consideration as a liability, due to, among other terms, a variable settlement amount, based on the provisions summarized above. On June 30, 2023, the settlement amount became fixed in accordance with the terms of the Merger Agreement, and accordingly, the fair value of the Earnout Share Consideration of $114.6 million as of June 30, 2023, was reclassified from contingent earnout liability into additional paid-in-capital.

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

The following table summarizes the equity award activity for the nine months ended September 30, 2023:

(19)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

	RSUs		PSUs			Options

	Number of shares	Weighted-Average Grant Date Fair Value	Number of shares		Weighted-Average Grant Date Fair Value	Number of shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,673,214	$8.11	209,163		$5.71	373,565	$6.06
Granted	2,506,527	3.72	308,000		3.73	516,000	2.93
Vested	(691,456)	8.37	(65,650)		6.05	(139,211)	6.03
Forfeited	(325,987)	6.74	—		—	—	—
Outstanding as of September 30, 2023	4,162,298	$5.53	451,513	4	$4.31	750,354	$3.91

Fair value of the PSUs granted in 2023 was determined on grant dates using a Monte Carlo model with the following assumptions:

Underlying stock price	$3.72
Performance period (years)	2.00
Risk-free interest rate	4.5%
Volatility	70.8%
Dividend yield	0.0%

Fair value of options granted in 2023 was determined on grant dates using a Black-Scholes-Merton Option Pricing model with the following assumptions:

Underlying stock price	$3.72
Performance period (years)	10.00
Risk-free interest rate	3.7%
Volatility	71.5%
Dividend yield	0.0%

The Company recorded stock-based compensation expense of $3.2 million and $8.0 million during the three and nine months ended September 30, 2023, respectively, and $3.6 million and $7.5 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the Company had $20.8 million of unrecognized compensation expense related to unvested awards that are expected to vest over the remaining weighted-average service period of 2.7 years.

NOTE 10. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share for the periods indicated based on the weighted-average number of common shares outstanding (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to CareMax, Inc. Class A common stockholders	$(103,123)	$(22,053)	$(217,581)	$(48,230)

Weighted-average basic shares outstanding	112,085,154	87,408,605	111,704,585	87,415,801
Weighted-average diluted shares outstanding	112,085,154	87,408,605	111,704,585	87,415,801

Net loss per share
Basic	$(0.92)	$(0.25)	$(1.95)	$(0.55)
Diluted	$(0.92)	$(0.25)	$(1.95)	$(0.55)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive or because issuance of shares underlying such securities is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

(20)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series A and Series B Warrants	8,000,000	8,000,000	8,000,000	8,000,000
Public and Private Placement Warrants	5,791,652	5,791,652	5,791,652	5,791,652
Contingent consideration	37,500,000	3,200,000	39,621,612	3,200,000
Unvested restricted stock units	4,468,118	3,163,790	3,077,158	3,163,790
Unvested performance stock units (assumes 100% target payout)	451,513	189,389	294,012	189,389
Unvested options	750,354	378,783	496,230	378,783
Total	56,961,637	20,723,614	57,280,663	20,723,614

NOTE 11. FAIR VALUE MEASUREMENTS

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands):

		Fair Value
September 30, 2023		Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$575	$575	$—	$—
Derivative warrant liabilities - Private Placement Warrants	408	—	—	408
Total liabilities measured at fair value	$983	$575	$—	$408

		Fair Value
December 31, 2022		Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$1,495	$1,495	$—	$—
Derivative warrant liabilities - Private Placement Warrants	2,479	—	—	2,479
Contingent earnout liability	134,561	—	—	134,561
Total liabilities measured at fair value	$138,535	$1,495	$—	$137,040

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

During the three and nine months ended September 30, 2023, the Company recognized a benefit resulting from a decrease in the fair value of the derivative warrant liabilities of $1.5 million and $3.0 million, respectively (a loss of $7.3 million and $3.5 million during the three and nine months ended September 30, 2022, respectively).

As of December 31, 2022, fair value of contingent earnout liability was calculated using 37.5 million shares, which will be issuable to the seller of Steward Value-Based Care upon achievement of certain performance metrics, the closing price of the Company's Class A Common Stock of $3.65 per share, and a 99% probability of payout. On June 30, 2023, fair value of the

(21)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

contingent earnout consideration was reclassified from liabilities into additional paid-in-capital. Refer to Note 8, Stockholders' Equity, for further information.

Transfers between level 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2023 or 2022.

Activity of the Level 3 liabilities measured at fair value was as follows (in thousands):

Balance as of December 31, 2022	$137,040
Change in fair value of derivative warrant liabilities	(2,071)
Change in fair value of contingent earnout liability	(19,916)
Reclassification of contingent earnout consideration previously liability classified	(114,645)
Balance as of September 30, 2023	$408

The following table provides quantitative information regarding Level 3 fair value measurement inputs used in measurement of fair value of Private Placement Warrants:

	September 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Underlying stock price	$2.12	$3.65
Volatility	65.2%	69.1%
Expected life of the options to convert (years)	2.69	3.44
Risk-free rate	4.76%	4.08%
Dividend yield	0.0%	0.0%

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

September 30, 2023		Fair Value
	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities
Fixed rate debt (a)	$36,442	$—	$—	$36,051
Floating rate debt (a)	313,920	—	—	313,920
Total	$350,361	$—	$—	$349,970

		Fair Value
December 31, 2022	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities
Fixed rate debt (a)	$36,498	$—	$—	$32,820
Floating rate debt (a)	240,277	—	—	240,280
Total	$276,775	$—	$—	$273,100

(a) The debt amounts above do not include the impact of debt issuance costs or discounts.

NOTE 12. RELATED PARTY TRANSACTIONS

The Related Companies

Refer to Note 8, Stockholders' Equity, for details on the transactions the Company entered into with Related.

During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.4 million of expense related to the amortization of the Warrants, respectively. During the three and nine months ended September 30, 2022, the Company recognized $0.3 million and $1.0 million of expense related to the amortization of the Warrants in corporate, general and administrative expenses, respectively.

(22)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2023, and December 31, 2022, the Company recorded $0.4 million and $0.6 million in other current assets, respectively, and $3.6 million and $6.3 million in other assets, respectively, related to the Warrants.

In addition, during the nine months ended September 30, 2022, we recorded $0.4 million in construction in progress representing construction advisory services provided to us by Related. No construction advisory services were provided to us by Related in 2023.

On July 13, 2021, the Board appointed Mr. Bryan Cho, Executive Vice President of Related, to serve as a Class III director of the Company. The appointment of Mr. Cho was made in connection with the Advisory Agreement, which provides the Advisor with the right to designate a director to serve on the Board, subject to the continuing satisfaction of certain conditions, including that the Advisor and its affiliates maintain ownership of at least 500,000 shares of Class A Common Stock. As a director of the Company, Mr. Cho receives compensation in the same manner as the Company’s other non-employee directors.

Steward Health Care System LLC

Dr. Ralph de la Torre serves on the Board. Dr. de la Torre is also the Chairman, Chief Executive Officer and principal equity holder of Steward Health Care System, LLC. As a director of the Company, Dr. de la Torre receives compensation in the same manner as the Company’s other non-employee directors.

As part of the Steward Acquisition, as described in Note 3, Acquisitions, the Company issued 23,500,000 shares of the Company's Class A Common Stock to the Seller Parties. In addition, the Company entered into a Transition Services Agreement (the "TSA") with Steward Health Care System, LLC. During the three and nine months ended September 30, 2023, the Company incurred TSA expenses of $0.1 million and $1.2 million, respectively, within corporate, general and administrative expenses. As of September 30, 2023 and December 31, 2022, the Company had associated related party liabilities of less than $0.1 million and $0.2 million, respectively.

As described in Note 3, Acquisitions, the Company is required to remit to the Seller Parties an amount equal to the value of the accounts receivable of Steward Value-Based Care attributable to dates of service between January 1, 2022 and the Steward Closing, partially offset for the cash already remitted of $35.5 million. As of September 30, 2023 and December 31, 2022, the Company had associated related party receivables of $0.8 million and related party liabilities of $0.5 million, respectively.

As described in Note 8, Stockholders' Equity, as of September 30, 2023 and December 31, 2022, the Company recorded contingent earnout liability of $0 and $134.6 million, respectively. On June 30, 2023, the contingent consideration of $114.6 million was reclassified from contingent earnout liability into additional paid-in-capital.

CAJ and Deerfield

In November 2022, the Company entered into the Loan and Security Agreement, described in Note 7, Debt and Related Party Debt, whereby CAJ and Deerfield are the lenders.

Mr. Carlos A. de Solo, a director of the Company and the Company’s President and Chief Executive Officer, Mr. Alberto de Solo, the Company’s Executive Vice President and Chief Operating Officer, and Mr. Joseph N. De Vera, the Company’s Senior Vice President and Legal Counsel, have interests in CAJ.

Mr. Kevin Berg, who is on the Board, is a Senior Advisor with Deerfield. As a director of the Company, Mr. Berg receives compensation in the same manner as the Company’s other non-employee directors.

Refer to Note 17, Subsequent Events, for updated information.

MSP Recovery, Inc.

Ms. Beatriz Assapimonwait serves on the Board. Ms. Assapimonwait also joined the board of directors of MSP Recovery, Inc. ("MSP Recovery") in 2022. As of September 30, 2023 and December 31, 2022, the Company had accounts receivable from MSP Recovery of $1.1 million and $2.3 million, respectively. During the three and nine months ended September 30, 2023, the Company had no subrogation income. During the three and nine months ended September 30, 2022, the Company recorded subrogation income from MSP Recovery of $0.2 million and $0.5 million, respectively. Refer to Note 17, Subsequent Events, for updated information.

(23)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Second Wave Delivery System, LLC

Hon. Dr. David J. Shulkin, M.D. serves on the Board. Dr. Shulkin also serves on the board of directors of Second Wave Delivery System, LLC ("Second Wave"). As of September 30, 2023 and December 31, 2022, the Company had prepaid expenses for services from Second Wave of $0.1 million and $0, respectively. Refer to Note 17, Subsequent Events, for updated information.

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

ASC 842 Disclosures

Lease costs were as follows (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Operating lease cost	$5,224	$14,399
Variable lease cost	864	2,355
Short-term lease cost	291	916
Total lease cost	$6,379	$17,670

During the three and nine months ended September 30, 2023, we obtained $4.1 million and $30.5 million, respectively, of right-of-use assets in exchange for new operating lease liabilities and paid $3.6 million and $10.3 million, respectively, for amounts associated with the measurement of operating lease liabilities, included in the operating cash flows from operating lease liabilities in our consolidated statements of cash flows.

Weighted-average of the remaining lease terms and weighted-average discount rate were as follows:

	As of September 30, 2023	As of December 31, 2022
Weighted-average remaining lease term (years)	13.1	11.0
Weighted-average discount rate	9.48%	6.33%

As of September 30, 2023, maturities of operating lease liabilities were as follows (in thousands):

Year	Amount
Remainder of 2023	$3,078
2024	13,947
2025	17,997
2026	17,837
2027	16,981
Thereafter	167,261
Future gross lease payments	237,100
Less: Present value discount	(110,877)
Present value of operating lease liabilities	$126,223

At September 30, 2023, the Company entered into leases that have not yet commenced with aggregated estimated future lease payments of approximately $56.8 million, which are not included in the above table. These leases relate to properties that are being constructed by the future lessors. These leases are expected to commence through 2025, with initial lease terms ranging from 15 to 20 years.

(24)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

ASC 840 Disclosures

Prior to adoption of ASC 842, the Company accounted for its lease arrangements under ASC 840, Leases, with no right-of-use assets or lease liabilities being reflected on the condensed consolidated balance sheets. The Company recognized $4.6 million and $12.7 million of lease expense during the three and nine months ended September 30, 2022.

Future minimum rental payments under these lease agreements, including renewal options which are considered reasonably certain of exercise, consisted of the following at September 30, 2022:

Year	Amount
Remainder of 2022	$3,786
2023	18,309
2024	19,192
2025	18,959
2026	18,170
Thereafter	208,556
Total lease payments	$286,973

NOTE 14. INCOME TAXES

Income tax expense was $0.2 million and $0.5 million during the three and nine months ended September 30, 2023 and 2022, respectively. The effective tax rate was (0.2)% and (0.3)% and (0.8)% and (1.1)% during the three and nine months ended September 30, 2023 and 2022, respectively, based on the assessment of a full valuation allowance, excluding a portion attributable to the "naked credit" deferred tax liability.

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

Litigation

The Company is involved in various legal actions arising in the normal course of business. Management has not identified any legal actions during the three and nine months ended September 30, 2023 or 2022 that were deemed to be material.

NOTE 16. VARIABLE INTEREST ENTITIES

The Company has Administrative Service Agreements (the "ASAs") with Medical Care of NY, P.C., Medical Care of Tennessee, PLLC and Medical Care of Texas, PLLC (together, the "PCs"), which were established to employ healthcare providers to deliver healthcare services to patients in New York, Tennessee, and Texas, and with Care Optical, LLC ("Care Optical"), which provides optometry services in the state of Florida. The Company concluded that it has variable interest in the PCs and Care Optical on the basis of its ASAs which provide for a management fee payable to the Company from the PCs and Care Optical in exchange for providing management and administrative services which creates risk and a potential return to the Company. The PCs' and Care Optical's equity at risk, as defined by GAAP, is insufficient to finance their activities without additional support, and therefore, the PCs and Care Optical are considered to be Variable Interest Entities (each, a "VIE").

In order to determine whether the Company has a controlling financial interest in the PCs and Care Optical, and, thus, is the PCs' primary beneficiary, the Company considered whether it has (i) the power to direct the activities of PCs and Care Optical

(25)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

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

The following tables summarize the financial position and operations of the PCs and Care Optical (in thousands):

	September 30, 2023	December 31, 2022
Total assets	$2,928	$1,097
Total liabilities	$8,583	$2,961

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenues	$369	$1,366	$22	$22
Operating expenses	$1,005	$4,696	$683	$1,064

NOTE 17. SUBSEQUENT EVENTS

In October 2023, the Company paid off all outstanding indebtedness of $35.5 million due under its Loan and Security Agreement with the proceeds from the MSSP payment from the federal government, and the Loan and Security Agreement was terminated. Refer to Note 7, Debt and Related Party Debt, for further information.

As previously reported, in October 2023, Ms. Beatriz Assapimonwait and Hon. Dr. J. Shulkin, M.D. resigned as members of the Board. Refer to Note 12, Related Party Transactions, for further information.

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
•
our ability to grow and manage growth profitably, maintain relationships with customers, compete within our industry and retain our key employees;
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

(28)

Any forward-looking statement speaks only as of the date on which statement is made, and we undertake no obligation to update any of these statements or circumstances occurring after the date of this Report. New factors may emerge, and it is not possible to predict all factors that may affect our business and prospects.

Our Business

As of September 30, 2023, CareMax operated 62 centers in Florida, Tennessee, New York and Texas. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

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

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (approximately 79% and 80% of revenue for the nine months ended September 30, 2023 and 2022, respectively, came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of the Medicare patients cared for in CareMax's centers are enrolled in MA plans which are run by private insurance companies and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs. We contract with nearly all national and most regional, local Medicare Advantage plans.

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

Patient Count as of*	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023
Medicare Advantage	26,500	33,500	34,000	37,000	39,500	93,500	95,500	102,500	107,000
Medicare Government VBC	—	—	—	—	—	109,500	107,000	101,000	99,500
Medicaid	24,500	28,000	28,500	29,500	31,500	33,500	33,500	30,500	28,500
Commercial	17,500	21,500	21,500	21,500	22,000	22,000	34,500	38,500	38,000
Total Count	68,500	83,500	84,000	88,000	93,000	258,500	271,000	272,500	273,000

* Figures may not sum due to rounding

(29)

Because CareMax accepts multiple insurance types, it uses a Medicare-Equivalent Member (“MCREM”) value in reviewing key factors of its performance. To determine the Medicare-Equivalent, CareMax estimates the amount of support typically received by one Medicare patient as equivalent to the level of support received by three Medicaid or Commercial patients. This is due to Medicare patients on average having significantly higher levels of chronic and acute conditions that need higher levels of care. Due to this dynamic, a 3:1 ratio is applied to make year over year comparisons of total membership more comparable. The breakdown of membership for MCREM is below:

MCREM Count as of*	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 20, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023
Medicare Advantage	26,500	33,500	34,000	37,000	39,500	93,500	95,500	102,500	107,000
Medicare Government VBC	—	—	—	—	—	109,500	107,000	101,000	99,500
Medicaid	8,100	9,400	9,400	9,900	10,600	11,100	11,200	10,100	9,500
Commercial	5,800	7,200	7,200	7,100	7,300	7,400	11,400	12,900	12,700
Total Count	40,400	50,100	50,600	54,000	57,400	221,500	225,100	226,500	228,700

* Figures may not sum due to rounding

Medicare Advantage Patients

As of September 30, 2023, CareMax had approximately 107,000 MA patients of which 98% were in value-based agreements. Approximately 35% of patients in the Medicare Advantage value-based care agreements were in full-risk contracts. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for some or all of the patient’s medical costs. CareMax is attributed an agreed percentage of the premium the Medicare plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by the Company). A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the Medicare plan. If medical costs paid by the Medicare plan exceed premiums, CareMax is responsible to reimburse the Medicare plan.

Medicare Government Value-Based Care ("VBC") Programs

As of September 30, 2023, CareMax had approximately 99,500 patients enrolled in Medicare Government VBC Programs, of which approximately 92% were in the MSSP and 8% were in the ACO REACH program. The MSSP is sponsored by the CMS. The MSSP allows participating Accountable Care Organizations ("ACOs") to receive a share of cost savings they generate in connection with the management of costs and quality of medical services rendered to Medicare beneficiaries. Payments to the ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, the ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each participant if the participant is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”), which varies depending on the number of beneficiaries assigned to the ACO, must be achieved before the ACO can receive up to a 75% share of the savings if quality performance standards are met; the ACO is also responsible for 40% of the deficit. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared with the ACO.

Medicaid Patients

As of September 30, 2023, CareMax had approximately 28,500 Medicaid patients of which 100% were in value-based agreements. Approximately 90% of patients in the Medicaid value-based care agreements were in full-risk contracts. Using the MCREM metric, the level of support required to manage these Medicaid patients equates to that of approximately 9,500 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program.

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

(30)

Commercial Patients

As of September 30, 2023, CareMax managed approximately 38,000 commercial patients of which 96% were under a value-based agreement that provided upside-only financial incentives for quality and utilization performance. Using the MCREM metric, the level of support required to manage these commercial patients equates to that of approximately 12,700 Medicare patients.

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

Contracts with Payors

Our economic model relies on its capitated partnerships with payors which manage and market Medicare plans across the United States. CareMax has established strategic value-based relationships with a number of different payors for Medicare Advantage patients, Medicaid patients, and ACA patients. During the nine months ended September 30, 2023, our three largest payor relationships were Payor A, Payor C and Payor E, which generated 24%, 21% and 15% of our revenue, respectively. During the nine months ended September 30, 2022, our three largest payor relationships were Payor A, Payor B and Payor C, which generated 30%, 19% and 17% of our revenue, respectively. These existing contracts and relationships with our national partners and their understanding of the value of the CareMax model reduces the risk of entering into new markets as CareMax typically seeks to have payor contracts in place before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new markets, are critical to our long-term success. We believe CareMax’s model is well-aligned with that of its payor partners - to drive better health outcomes for their patients, enhance patient satisfaction, and drive incremental patient and revenue growth. This alignment of interests helps ensure our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 51% of our total operating expenses for the nine months ended September 30, 2023 and 65% of our total operating expenses for the nine months ended September 30, 2022. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at emergency rooms or hospitals; we do not restrict their access to care. Therefore, we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us from medical claims in excess of certain levels.

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

(31)

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

As we have communicated, we plan to invest in openings of new de novo centers both within and outside of Florida over the next several years. De novo centers require upfront capital and operating expenditures, which typically are not fully offset by revenues in the near-term, as a result of which we expect a period of unprofitability in our de novo centers before they break even. Costs we incur prior to opening of a de novo center include (1) incremental payroll costs from employees specifically associated with the operational, contractual, physical, or regulatory infrastructure for de novo centers, prior to their opening; (2) legal costs directly associated with the de novo centers, incurred prior to their opening, which includes services such as execution of leases, health plan contracts and other agreements; (3) other expenses related to diligence, design, permitting, and other “soft costs” at new sites; and (4) rent and facility expenses prior to center opening. Once a de novo center opens, we incur post-opening losses, which consist of center-level operating losses recognized at a de novo center until the center breaks even, up to 18 months after opening. The de novo post-opening losses consist of revenue, external provider costs and cost of care allocated to the de novo center. During the nine months ended September 30, 2023 and 2022, we incurred de novo pre-opening costs and post-opening losses, on a combined basis, of $17.4 million and $7.6 million, respectively.

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

(32)

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

Adjusted EBITDA

Beginning with the Company’s Form 10-Q for the three months ended June 30, 2023, for all periods presented, the Company has updated its calculation of the reconciliation of Adjusted EBITDA on a retrospective basis to no longer add back certain compensation costs for stay-on bonuses and duplicative salaries previously included within the Business Combination integration costs adjustment.

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

Adjusted EBITDA is intended to be used as a supplemental measure of our performance that is neither required by, nor presented in accordance with GAAP. Management believes that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measure with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentations of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion. Due to these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP.

Reconciliation to Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Y/Y Change	2023	2022	Y/Y Change
Net loss	$(103,123)	$(22,053)	$(81,070)	$(217,581)	$(48,230)	$(169,351)
Interest expense	14,000	6,076	7,924	37,908	11,700	26,208
Depreciation and amortization	6,833	4,573	2,260	20,237	14,538	5,699
Remeasurement of warrant and contingent earnout liabilities	(1,450)	7,331	(8,781)	(22,907)	3,476	(26,383)
Goodwill impairment	80,000	—	80,000	178,000	—	178,000
Stock-based compensation	3,243	3,611	(368)	8,004	7,486	518
Loss on extinguishment of debt	—	—	—	—	6,172	(6,172)
Business Combination integration costs (1)	483	2,586	(2,103)	1,885	8,852	(6,967)
Acquisition and integration related costs (2)	652	2,118	(1,466)	2,089	9,621	(7,532)
Other (3)	1,263	(35)	1,298	541	451	90
Income tax provision (benefit)	177	181	(4)	533	533	—
Adjusted EBITDA	$2,077	$4,388	$(2,311)	$8,708	$14,598	$(5,890)

(33)

(1)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Consulting and legal fees (a)	$69	$725	$588	$4,802
Severance costs	—	1,080	24	1,357
Other (b)	414	782	1,273	2,694
	$483	$2,586	$1,885	$8,852

(a) Represents consulting and legal costs directly associated with efforts related to integration of the two privately held companies that were combined in the Business Combination.

(b) Represents primarily vendor expenses identified as temporary or duplicative and/or expenses outside the ordinary course of business and not necessary to run the Company's business.

(2)
Includes all costs recognized in acquisition related costs in our condensed consolidated statements of operations and incremental payroll compensation expense for employees directly associated with services to achieve synergies related to closed transactions. Significant components of acquisition and integration related costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Advisor and other professional fees (a)	$94	$1,219	$(198)	$5,199
Compensation costs (b)	558	899	2,286	4,422
	$652	$2,118	$2,089	$9,621

(a) Includes payments to our third-party transaction advisory firm associated with transaction contracts, including the Steward transaction that closed in November 2022. Also, costs include legal and accounting fees directly associated with contemplated or closed transactions.
(b) Includes incremental payroll compensation expense for employees directly associated with services to achieve synergies related to closed transactions.

(3)
Components of other were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Interest income	$(433)	$—	$(1,289)	$—
Tax-related costs	—	(178)	—	156
Severance costs	1,639	—	1,639	—
Other	58	143	191	294
	$1,263	$(35)	$541	$451

Operating Metrics and Non-GAAP Platform Contribution

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

The following metrics are as of the end of the indicated date, except for Platform Contribution, which is for the three month period ended as of the indicated date:

Non-GAAP Operating Metrics	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023
Centers	40	45	48	48	51	62	62	62	62
Markets	3	4	6	6	7	7	7	7	7
Patients (MCREM)*	40,400	50,100	50,600	54,000	57,400	221,500	225,100	226,500	228,700
Patients in value-based care arrangements (MCREM)	87.2%	79.3%	79.8%	81.0%	78.2%	97.6%	99.0%	99.4%	98.8%
Platform Contribution ($, millions)	$11.0	$16.0	$17.2	$21.6	$20.6	$25.6	$24.7	$28.6	$21.1
* MCREM defined as Medicare Equivalent Members, which assumes the level of support received by a Medicare patient is equivalent to that received by three Medicaid or Commercial patients.

(34)

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

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	Three Months Ended
(in millions)	Sep 30, 2021	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023
Gross profit (a)	$4.5	$9.6	$11.2	$15.4	$14.8	$17.2	$17.1	$20.4	$12.0
Depreciation and amortization	5.2	6.1	5.1	4.9	4.6	7.2	6.6	6.8	6.8
Stock-based compensation	—	0.1	0.4	1.3	1.2	1.2	1.0	1.3	1.2
Other adjustments (b)	1.3	0.2	0.5	0.1	0.1	—	—	—	1.0
Platform Contribution	$11.0	$16.0	$17.2	$21.6	$20.6	$25.6	$24.7	$28.6	$21.1

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

(b) Other adjustments include incremental costs related to post-Business Combination integration initiatives and other one-time center-level costs. Other adjustments reflected during the three months ended September 30, 2021 include $0.6 million of incremental costs relating to one-time operational projects and $0.3 million of non-cash true-up of deferred rent expense. Other adjustments reflected during the three months ended March 31, 2022 include $0.3 million of costs for a pilot project regarding outsourcing and during the three months ended September 30, 2023 include $1.0 million of severance costs related to center staff.

Impact of COVID-19

The rapid spread of COVID-19 around the world and throughout the United States altered the behavior of businesses and people, with significant negative effects on federal, state and local economies. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

We estimate the impact of direct COVID-19 costs had a negligible negative impact on our performance for the nine months ended September 30, 2023 and an approximately $1.0 million negative impact on our performance for the nine months ended September 30, 2022. Management cannot accurately predict the future impacts of COVID-19 due to the uncertainty surrounding future spikes in COVID-19 cases or new variants that may emerge in the future.

(35)

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

(36)

period results that may or may not reflect changes in long term trends in our performance. We expect our medical claims expenses to increase in both absolute dollar terms as well as on a PMPM basis given the healthcare spending trends within the Medicare population and the increasing disease burden of patients as they age.

The Company re-evaluated key assumptions and estimates and based on this analysis, the Company identified changes in estimates to revenue, external provider costs and short-term and long-term accounts receivable, net. Accordingly, the Company recognized the following changes in prior year estimates in each respective period (in thousands):

Increase (decrease)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Revenue	$(24,660)	$(924)
External provider costs	(1,393)	6,045
Short-term and long-term accounts receivable, net	(23,266)	(6,969)

For the nine months ended September 30, 2023, the developments related to the prior year dates of service were primarily driven by new, updated information regarding MSO membership at one health plan, an unseasonably early flu season, and more current data from one Medicaid health plan. For the nine months ended September 30, 2022, the developments related to the prior year dates of service were driven by claims development from COVID-related utilization.

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

(37)

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

Results of Operations

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue
Medicare risk-based revenue	$134,105	$122,267	$11,838	9.7%
Medicaid risk-based revenue	23,950	19,852	4,098	20.6%
Government value-based care revenue	28,067	—	28,067	100.0%
Other revenue	15,721	15,551	170	1.1%
Total revenue	201,843	157,670	44,173	28.0%
Operating expenses
External provider costs	139,139	106,900	32,239	30.2%
Cost of care	43,826	30,213	13,613	45.1%
Sales and marketing	3,501	2,355	1,146	48.7%
Corporate, general and administrative	19,282	21,687	(2,405)	(11.1%)
Depreciation and amortization	6,833	4,573	2,260	49.4%
Goodwill impairment	80,000	—	80,000	100.0%
Acquisition related costs	34	494	(460)	(93.1%)
Total costs and expenses	292,615	166,222	126,393	76.0%
Operating loss	(90,772)	(8,552)	(82,220)	961.4%
Nonoperating income (expense)
Interest expense	(14,000)	(6,088)	(7,912)	130.0%
Change in fair value of derivative warrant liabilities	1,450	(7,331)	8,781	(119.8%)
Other income (expense), net	376	99	277	280.0%
	(12,174)	(13,320)	1,146	(8.6%)
Loss before income tax	(102,946)	(21,872)	(81,074)	370.7%
Income tax expense	(177)	(181)	4	(2.0%)
Net loss	$(103,123)	$(22,053)	$(81,070)	367.6%

* Figures may not sum due to rounding

Medicare risk-based revenue. Medicare risk-based revenue was $134.1 million for the three months ended September 30, 2023, an increase of $11.8 million, or 9.7%, compared to $122.3 million for the three months ended September 30, 2022. This increase was driven primarily by a 19.0% increase in the total number of at-risk Medicare patients, partially offset by an unfavorable net prior period development of approximately $10.5 million.

Medicaid risk-based revenue. Medicaid risk-based revenue was $24.0 million for the three months ended September 30, 2023, an increase of $4.1 million, or 20.6%, compared to $19.9 million for the three months ended September 30, 2022. This increase was driven primarily by a 26.4% increase in rates, driven by member mix, partially offset by an unfavorable net prior period development of approximately $2.2 million and the effect of the decrease in patients.

Government value-based care revenue. Government value-based care revenue was $28.1 million for the three months ended September 30, 2023. The current year activity is a result of the Steward Acquisition. The current period was also impacted by favorable net prior period development of approximately $8.4 million.

Other revenue. Other revenue was $15.7 million for the three months ended September 30, 2023, an increase of $0.2 million, or 1.1%, compared to $15.6 million for the three months ended September 30, 2022. The increase is primarily due to an increase in pharmacy and partial risk revenue, partially offset by the impact of unfavorable net prior period development.

(38)

External provider costs. External provider costs were $139.1 million for the three months ended September 30, 2023, an increase of $32.2 million, or 30.2%, compared to $106.9 million for the three months ended September 30, 2022. The increase was mostly driven by incremental costs to support the 11.2% increase in full-risk revenue over the same period and the impact of unfavorable net prior period development of $8.9 million.

Cost of care. Cost of care expenses were $43.8 million for the three months ended September 30, 2023, an increase of $13.6 million, or 45.1%, compared to $30.2 million for the three months ended September 30, 2022. The increase was due to increases in headcount, medical supplies, and other related costs to support and operate the higher number of centers, including de novo centers, and members in the current period, as compared to the prior period.

Sales and marketing expenses. Sales and marketing expenses were $3.5 million for the three months ended September 30, 2023, an increase of $1.1 million, or 48.7%, compared to $2.4 million for the three months ended September 30, 2022. The increase was primarily due to expanding our sales staff and marketing efforts to increase membership levels in our centers, as the Company has grown the number of centers, including de novo centers, it operates in 2023 as compared to 2022.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $19.3 million for the three months ended September 30, 2023, a decrease of $2.4 million, or 11.1%, compared to $21.7 million for the three months ended September 30, 2022. The decrease is primarily due to lower bonus expense, partially offset by an increase in salaries and related benefit expenses to support operational growth.

Depreciation and amortization. Depreciation and amortization expense was $6.8 million for the three months ended September 30, 2023, an increase of $2.3 million, or 49.4%, compared to $4.6 million for the three months ended September 30, 2022. This increase is primarily driven by the amortization of intangibles acquired as part of the Steward Acquisition.

Goodwill impairment. During the three months ended September 30, 2023, the Company recognized a goodwill impairment of $80.0 million, mainly driven by the reduction of the market value of the Company's Class A Common Stock. No goodwill impairment charges were recognized during the three months ended September 30, 2022.

Acquisition related costs. Acquisition related costs were less than $0.1 million for the three months ended September 30, 2023, a decrease of $0.5 million, or 93.1%, compared to $0.5 million during for the three months ended September 30, 2022.

Interest expense. Interest expense was $14.0 million for the three months ended September 30, 2023, an increase of $7.9 million, or 130.0%, compared to $6.1 million for the three months ended September 30, 2022. This increase was due to the increased borrowings and higher weighted-average interest rate. Refer to Note 7, Debt and Related Party Debt, in our condensed consolidated financial statements included in this Report for additional information on the borrowings outstanding as of September 30, 2023.

Change in fair value of derivative warrant liabilities. The Company recorded a gain in fair value of derivative warrant liabilities of $1.5 million for the three months ended September 30, 2023, an increase of $8.8 million, or 119.8%, compared to a loss of $7.3 million for the three months ended September 30, 2022. This increase was primarily driven by the decrease in market value of the Company's Class A Common Stock for the three months ended September 30, 2023, as compared to the market value of the Company's Class A Common Stock for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

(39)

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Revenue
Medicare risk-based revenue	$411,184	$373,677	$37,507	10.0%
Medicaid risk-based revenue	79,630	59,914	19,716	32.9%
Government value-based care revenue	60,284	—	60,284	100.0%
Other revenue	48,169	33,278	14,891	44.7%
Total revenue	599,267	466,869	132,398	28.4%
Operating expenses
External provider costs	406,807	320,104	86,703	27.1%
Cost of care	122,645	87,925	34,720	39.5%
Sales and marketing	10,593	7,955	2,638	33.2%
Corporate, general and administrative	64,021	58,728	5,293	9.0%
Depreciation and amortization	20,237	14,538	5,699	39.2%
Goodwill impairment	178,000	—	178,000	100.0%
Acquisition related costs	108	3,549	(3,441)	(97.0%)
Total operating expenses	802,412	492,799	309,613	62.8%
Operating loss	(203,145)	(25,930)	(177,215)	683.4%
Nonoperating income (expense)
Interest expense	(37,908)	(11,712)	(26,196)	223.7%
Change in fair value of derivative warrant liabilities	2,991	(3,476)	6,467	(186.0%)
Gain on remeasurement of contingent earnout liabilities	19,916	—	19,916	100.0%
Loss on extinguishment of debt	—	(6,172)	6,172	(100.0%)
Other income (expense), net	1,097	(408)	1,505	(368.9%)
	(13,904)	(21,768)	7,864	(36.1%)
Loss before income taxes	$(217,049)	$(47,698)	$(169,351)	355.0%
Income tax (expense)	(532)	(532)	—	—
Net loss	$(217,581)	$(48,230)	$(169,351)	351.1%

Medicare risk-based revenue. Medicare risk-based revenue was $411.2 million for the nine months ended September 30, 2023, an increase of $37.5 million, or 10.0%, compared to $373.7 million for the nine months ended September 30, 2022. This increase was driven primarily by a 22.3% increase in the total number of at-risk patients, partially offset by a 10.0% net decrease in rates, driven by member mix, and unfavorable net prior period development of $21.7 million mainly due to more current membership data.

Medicaid risk-based revenue. Medicaid risk-based revenue was $79.6 million for the nine months ended September 30, 2023, an increase of $19.7 million, or 32.9%, compared to $59.9 million for the nine months ended September 30, 2022. This increase was driven primarily by the 26.1% increase in patients and a 5.1% increase in rates, driven by member mix, partially offset by unfavorable net prior period development of $2.4 million.

Government value-based care revenue. Government value-based care revenue was $60.3 million for the nine months ended September 30, 2023. The current year activity is a result of the Steward Acquisition.

Other revenue. Other revenue was $48.2 million for the nine months ended September 30, 2023, an increase of $14.9 million, or 44.7%, compared to $33.3 million for the nine months ended September 30, 2022. The increase is related to growth in pharmacy revenues due to enhanced service offerings and new capitation and incentive revenue contracts as a result of the Steward Acquisition.

External provider costs. External provider costs were $406.8 million for the nine months ended September 30, 2023, an increase of $86.7 million, or 27.1%, compared to $320.1 million for the nine months ended September 30, 2022. The increase was mostly driven by incremental costs to support the increase in membership over the same period, partially offset by the favorable net prior year development of $1.4 million as a result of retrospective Medicare membership updates mostly offset by the impact of more current data from a single Medicaid health plan and an unseasonably early flu season, which began in the fourth quarter of 2022 and affected our costs in 2023.

Cost of care. Cost of care expenses were $122.6 million for the nine months ended September 30, 2023, an increase of $34.7 million, or 39.5%, compared to $87.9 million for the nine months ended September 30, 2022. The increase was due to increases in headcount, medical supplies, and other related costs to support and operate the higher number of centers, including de novo centers, and members in the current period, as compared to the prior period.

Sales and marketing expenses. Sales and marketing expenses were $10.6 million for the nine months ended September 30, 2023, an increase of $2.6 million, or 33.2%, compared to $8.0 million for the nine months ended September 30, 2022. The

(40)

increase was primarily due to expanding our sales staff and marketing efforts to increase membership levels in our centers, as the Company has grown the number of centers, including de novo centers, it operated in 2023 as compared to 2022.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $64.0 million for the nine months ended September 30, 2023, an increase of $5.3 million, or 9.0%, compared to $58.7 million for the nine months ended September 30, 2022. The increase was primarily from higher salaries, wages and professional fees as the Company grows its corporate infrastructure to support its operational growth.

Depreciation and amortization. Depreciation and amortization expense was $20.2 million for the nine months ended September 30, 2023, an increase of $5.7 million, or 39.2%, compared to $14.5 million for the nine months ended September 30, 2022. This increase is primarily driven by the amortization of intangibles acquired as part of the Steward Acquisition.

Goodwill impairment. During the nine months ended September 30, 2023, the Company recognized a goodwill impairment of $178.0 million, mainly driven by the reduction of the market value of the Company's Class A Common Stock. No goodwill impairment charges were recognized during the nine months ended September 30, 2022.

Acquisition related costs. Acquisition related costs were $0.1 million for the nine months ended September 30, 2023, a decrease of $3.4 million, or 97.0%, compared to $3.5 million during for the nine months ended September 30, 2022.

Interest expense. Interest expense was $37.9 million for the nine months ended September 30, 2023, an increase of $26.2 million, or 223.7%, compared to $11.7 million for the nine months ended September 30, 2022. This increase was due to the increased borrowings and higher weighted-average interest rate. Refer to Note 7, Debt and Related Party Debt, to our condensed consolidated financial statements included in this Report for additional information on the borrowings outstanding as of September 30, 2023.

Change in fair value of derivative warrant liabilities. We recorded a gain of $3.0 million during the nine months ended September 30, 2023, an increase of $6.5 million, or 186.0%, compared to a loss of $3.5 million for the nine months ended September 30, 2022. This increase is primarily driven by the decrease in the market value of the Company's Class A Common Stock during the nine months ended September 30, 2023, as compared to the increase in the market value of the Company's Class A Common Stock during the nine months ended September 30, 2022.

Gain on remeasurement of contingent earnout liabilities. We recorded a gain on remeasurement of contingent earnout liabilities related to the Steward Acquisition of $19.9 million for the nine months ended September 30, 2023, driven by the decrease in the market value of the Company's Class A Common Stock since December 31, 2022.

Loss on extinguishment of debt. For the nine months ended September 30, 2022, in connection with the early extinguishment and termination of the Existing Credit Agreement, the Company recognized a loss on extinguishment of debt of $6.2 million.

Other income (expense), net. Other income was $1.1 million for the nine months ended September 30, 2023, an increase of $1.5 million, or 368.9%, as compared to other expenses of $0.4 million for the nine months ended September 30, 2022. This increase was mainly due to interest earned on our money market investments.

Liquidity and Capital Resources

Overview

As of September 30, 2023, we had cash and cash equivalents of $32.3 million. In addition, as of September 30, 2023, we had $60.0 million in availability under our Credit Agreement (as defined below) to draw term loans under certain circumstances to finance permitted acquisitions and similar permitted investments, and optimization of de novo centers and MSO performance.

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

(41)

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

We believe that based on our current forecasts, the cash generated by our centers and MSO operations, amounts available under our Credit Agreement, and amounts available to us under our agreement with Elevance Health, each as described below, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months from the issuance date of this report. As of September 30, 2023, we were in compliance, in all material respects, with all covenants under our credit facilities.

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

(42)

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

The Term Loan bore an interest rate at 12.0% per annum. In addition, the Borrowers paid a facility fee equal to 3.0% of the aggregate principal amount of the Term Loan.

The Loan and Security Agreement was to mature on the earlier of November 30, 2023, or three business days after the Borrowers receive payment for the Financed Net Pre-Closing Medicare AR from the federal government.

In October 2023, the Company paid off all outstanding indebtedness of $35.5 million due under the Loan and Security Agreement with the proceeds of the MSSP payment from the federal government, and the Loan and Security Agreement was terminated.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(62,446)	$(39,811)
Net cash used in investing activities	(8,007)	(4,969)
Net cash provided by financing activities	61,091	50,179

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2023 was $62.4 million, an increase of $22.6 million, as compared to $39.8 million used in operating activities during the nine months ended

(43)

September 30, 2022. This increase is primarily the result of timing of payments and slower collections on receivables as compared to prior year, due to MSSP arrangements that have longer payment cycles.

Investing Activities. Net cash used in investing activities was $8.0 million and $5.0 million for the nine months ended September 30, 2023 and 2022, respectively, driven by investments in leasehold improvements and medical equipment for our centers.

Financing Activities. Net cash provided by financing activities was $61.1 million during the nine months ended September 30, 2023, driven mainly by the $65.0 million drawn on our Delayed Draw Term Facility, partially offset by the related discounts, issuance costs and payments of commitment fees. Net cash used in financing activities was $50.2 million during the nine months ended September 30, 2022, driven by proceeds of $184.0 million from borrowings issued under the Credit Agreement, offset by the early repayment of our Existing Credit Agreement and related debt issuance costs of $128.4 million, and by the payments issued as collateral for letters of credit.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under the Credit Agreement and operating leases for our centers.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 or December 31, 2022, other than operating leases which have not yet commenced.

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

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Report, for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

(44)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2023.

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

Remediation Plan for the Material Weaknesses

Since identifying the material weaknesses and reporting them in our 2021 Annual Report on 10-K, management has developed a remediation plan and implemented measures to address the underlying causes of each material weakness. Our efforts to date included the following:

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
•
As previously communicated, we enhanced access to accounting training, literature, research materials and documents for our finance and accounting departments.
•
During the second and third quarters of 2023, we performed a financial statement risk assessment and identified areas where new key controls are needed, or existing controls needed to be enhanced.

(45)

•
During the second and third quarters of 2023, we designed and implemented controls to address the entity level and financial reporting risks identified, especially those involving accounting for complex transactions, including financial instruments and contingent earnout liabilities.
•
During the second and third quarters of 2023, together with our external advisor, we designed a formal testing program to evaluate the design and operating effectiveness of key controls and began executing on the formal testing program.

Although we have implemented controls as of September 30, 2023, the controls have not been in place and operating effectively for a sufficient period to evaluate if the material weaknesses have been remediated.

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

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(46)

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

(47)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CareMax Inc.

Date: November 9, 2023		/s/ Carlos A. de Solo
	Name:	Carlos A. de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 9, 2023		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(48)