Form 10-K
period 2023-12-31
CareMax, Inc.
filed 2024-03-18
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CMAX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for 1/30th of one share of Class A common stock	CMAXW	The Nasdaq Stock Market LLC

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s Class A common stock as reported on the Nasdaq Global Select Market on June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, as adjusted for the 1-for-30 reverse stock split of CareMax, Inc.'s Class A common stock effected on January 31, 2024, was $226,149,828.

As of March 11, 2024, the registrant had 3,802,883 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

Cautionary Language Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our belief or current expectations, plans or forecasts of future events based on assumptions and information currently available to our management, involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control. The words “anticipate,” “believe,” “continue,” “plan,” “expect,” “estimate,” “may,” “could,” “should,” “project,” “will,” or the negative or other variations thereof and similar words or phrases or comparable terminology may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Part I, Item 1A, “Risk Factors” in this Annual Report. Due to the uncertain nature of these factors, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Any forward-looking statement speaks only as of the date on which statement is made, and we undertake no obligation to update any of these statements or circumstances occurring after the date of this Annual Report. New factors may emerge, and it is not possible to predict all factors that may affect our business and prospects.

i

PART I

Item 1. Business.

Overview

CareMax, Inc. (“CareMax,” the “Company,” “we,” “us,” and “our”), formerly Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), a Delaware corporation, is a technology-enabled care platform providing high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients.

On November 10, 2022, CareMax acquired the Medicare value-based care business of Steward Health Care System (“Steward Value-Based Care”), which is a highly integrated physician network and managed care contracting business that includes approximately 1,300 primary care physicians (the “Steward Acquisition”). Steward Value-Based Care participates in multiple Medicare value-based programs including Medicare Shared Savings Program (“MSSP”), Medicare Advantage (“MA”) and ACO REACH.

As of December 31, 2023, CareMax operated 56 centers in Florida, New York, Tennessee, and Texas. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

CareMax’s comprehensive, high touch approach to health care delivery is powered by its CareOptimize technology platform. CareOptimize is a purpose-built end-to-end technology platform that aggregates data and analyzes that data using proprietary algorithms and machine learning to support more informed care delivery decisions and to focus care decisions on preventative chronic disease management and the social determinants of health. CareMax believes that CareOptimize is designed to drive better outcomes and lower costs. CareMax has shifted from selling the CareOptimize platform to new outside customers for a software subscription fee and is instead focused on providing the software to affiliated practices of its managed services organization (“MSO”) to further improve financial, clinical and quality outcomes from the affiliated providers.

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

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly over the age of 65 (approximately 78% of revenue for the years ended December 31, 2023 and 2022 came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of the Medicare patients cared for in CareMax’s centers are enrolled in MA plans which are run by private insurance companies and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as traditional Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than traditional Medicare, including dental, vision, hearing and wellness programs. We contract with nearly all major national MA plans.

In addition to MA contracts, through our MSO we service traditional Medicare patients through a variety of value-based contracts, such as MSSP and ACO REACH.

Reverse Stock Split

At the Company’s special meeting of stockholders held on January 23, 2024 (the “Special Meeting”), the Company’s stockholders approved the proposal to authorize the Company’s Board of Directors (the “Board”) to amend the Company’s Third Amended and Restated Certificate of Incorporation (the “Amended and Restated Charter”) to effect a reverse stock split of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), at a reverse stock split ratio range of 1-for-10 through 1-for-40, as determined by the Board at a later date, together with a corresponding reduction in the authorized number of shares of the Company’s common stock. On January 29, 2024, the Board approved a 1-for-30 reverse stock split (the “Reverse Split”), effective on January 31, 2024 (the “Effective Date”). As a result of the Reverse Split, every 30 shares of Class A Common Stock issued and outstanding as of the Effective Date were automatically converted into one share of Class A Common Stock. No fractional shares were issued in connection with the Reverse Split. In lieu of issuing fractional shares, stockholders of record who otherwise would have been entitled to receive fractional shares were entitled to rounding up of the fractional share to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on a 1-for-30 split ratio, all issued and outstanding shares of the Company’s

Class A Common Stock, as well as the terms of warrants and other derivative securities outstanding at the time of the effectiveness of the Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of Class A Common Stock. There was no change in the par value of our common stock or preferred stock.

References to numbers of shares of Class A Common Stock and per share data in the foregoing discussion for periods ended prior to January 31, 2024 have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented. Unless we indicate otherwise, all share amounts and references to Class A Common Stock and the Class A Common Stock per share data amounts in this Annual Report on Form 10-K reflect the Reverse Split, and the accompanying financial statements and notes to the financial statements give effect to the Reverse Split and have been retroactively applied.

CareMax's Key Differentiators

Vertically Integrated Model Provides a “One Stop Shop” Solution

CareMax is primarily focused on serving the Medicare population through value-based care contracts, including patients that live in medically underserved communities that face significant social barriers to accessing care. CareMax’s vertically integrated, one-stop-shop solution is able to address these barriers by focusing on whole-person health that includes primary care, specialty care, dental, optometry, pharmacy and transportation services, as well as through its wellness centers that offer health educational classes, fitness programs and social services. We provide our members with comprehensive, coordinated, and high-quality care, which leads to our best in class patient outcomes. As part of our focus on providing preventative care, we target seeing our members on at least a quarterly basis.

Further, CareMax employs home health providers and provides mobile clinic services to patients in their homes and in the community. This assists with seeing patients who may be unable or unwilling to come to the centers, thus allowing CareMax to continue to medically care for these patients.

CareOptimize Proprietary Technology Platform Enables Value Based Care

CareMax’s purpose built, end-to-end technology platform, CareOptimize, aggregates and analyzes data using proprietary algorithms and machine learning to support point of care guidance and automated interventions. This process is designed to improve provider efficiency by enabling providers to provide consistent and coordinated care with the aim of improving outcomes and lowering costs.

Value-Based Relationships

CareMax has value-based care contracts with nearly all major national and most regional, local Medicare Advantage plans. These contracts are structured in a way that CareMax benefits from providing high-quality care rather than driving a high volume of services. This has historically resulted in higher unit economics than fee-for-service practices. Because plan payments from the Center for Medicare and Medicaid Services (“CMS”) are enhanced when a contracted plan achieves high quality scores (the STARs program), CareMax is incentivized to deliver and drive improvements in the efficiency and quality of care to its members. In 2023 and 2022, CareMax centers achieved the highest quality rating possible, 5 STARs.

Typically, when CareMax enters into a new value-based care agreement, the contract has partial or no financial risk in the first few years of the agreement period. In our contracts, we typically transition, within an 18 to 24 month period, from a limited or partial risk model to a full-risk value-based model, which generally maximizes the financial benefits.

MSO Services

Through our MSO services, we provide value-based care clinical transformation and population health management to independent providers and medical groups. Additionally, we partner with our providers in value-based care practice transformation. CareMax provides administrative practice management and payor contracting services. Our technology integrates with our MSO services and leverages best practices from our centers. Over time, we anticipate targeting providers to employ in our de novo centers. Our risk contracts are designed to share in the financial economics with those independent providers.

In connection with the closing of the Steward Acquisition, CareMax and Steward Health Care Network, Inc. (“SHCN”) entered into an exclusive access agreement pursuant to which SHCN is required to exclusively make its participating provider network available to CareMax for the provision of services to MA members under MA risk agreements for an initial period of ten years, with a ten-year automatic renewal term, unless either party provides 180 days’ notice prior to the expiration of the initial term of its decision not to renew. In connection with the access agreement and other ancillary agreements, SHCN delegated its rights, duties and obligations with respect to MA risk contracting to CareMax, including, without limitation, SHCN’s right to enforce certain exclusivity provisions in its agreements with participating providers. For a period of two years following the date of the Steward Acquisition, SHCN is contractually obligated to remove any participating provider from its network who terminates its provider agreement contract with CareMax. Further, CareMax entered into exclusive direct participating provider agreements with Steward Health Care System’s captive physician practices for an initial term of ten years with a ten-year automatic renewal term unless either party provides 180 days’ notice prior to the expiration of the initial term of its decision not to renew.

Focus on Underserved Communities

CareMax primarily operates centers in underserved communities, resulting in a higher number of dual eligible patients. Dual eligible patients are seniors and people with disabilities who are enrolled in both Medicaid and Medicare. These patients typically use more services due to their greater risk of chronic health issues. Such communities were historically undeserved by primary care providers due to fewer resources in these communities and the historically lower fee-for-service rates for government payors. Furthermore, dual eligible patients receive higher reimbursement due to the correlation between socioeconomic status, comorbidities and barriers to care. With CareMax’s whole person health model, CareMax has shown the ability to provide high-quality care to these underserved communities.

Affordable Housing Locations

CareMax has collaborated with The Related Companies, L.P. (“Related”), one of the largest private owners of affordable housing in the United States, to develop centers near affordable senior housing locations across the country.

CareMax's Strategy

Key elements of CareMax's strategy include:

•
Focus on providing quality medical care to our patients and improve patient outcomes. CareMax is committed to providing high-quality medical services and promoting overall wellness among its patient population. The Company believes that the most effective approach to improving patient outcomes lies in proactive health management and preventive measures. Through comprehensive screenings, patient education initiatives, lifestyle counseling, and timely interventions, the Company aims to empower individuals to take control of their health and mitigate the onset of preventable diseases. By prioritizing preventive care, CareMax not only enhances patient well-being but also contributes to reducing healthcare costs and alleviating the burden on the broader healthcare system. CareMax’s commitment to providing quality medical care extends beyond addressing existing health concerns to actively fostering a culture of wellness and proactive health maintenance, with a goal of ensuring a healthier future for its patients and communities alike.
•
Expanding our care management platform to provide additional patient resources and manage patient utilization. In CareMax’s commitment to delivering exceptional medical services and optimizing patient care, the Company recognizes the pivotal role that its care management platform plays in facilitating seamless coordination and enhancing patient outcomes. As such, CareMax is dedicated to making strategic investments to expand the capabilities and functionalities of its platform with the following objectives: to provide its patients with additional resources and support to empower them in their healthcare journey, and to better manage patient utilization through streamlined processes and data-driven insights. By enhancing its care management platform, CareMax aims to strengthen communication channels, facilitate proactive interventions, further support its members in managing their chronic conditions, and personalize care plans to meet the unique needs of each patient.
•
Optimizing performance of the MSO network and of our centers. CareMax embarked on a series of strategic initiatives to optimize the performance of its MSO network and centers. One key focus area involves enhancing supply chain management practices to streamline the utilization of supplies and reduce unnecessary costs. Furthermore, the Company is prioritizing the implementation of proactive measures to identify and manage high-risk patients, thus mitigating potential health complications and reducing the likelihood of emergency room visits. By strategically aligning these initiatives with our overarching goal of optimizing performance, we are poised to enhance the quality of care and improve patient outcomes.
•
Consolidate and divest non-profitable centers, including de novo centers. As the Company continues to strategize for sustainable profits and operational optimization, CareMax is reviewing the portfolio of its centers. Through a thoughtful approach of consolidation and divestment, CareMax aims to optimize its resources and refocus its efforts on maximizing profitability and enhancing the overall financial performance of the Company’s centers. While recognizing the importance of each center within its portfolio, CareMax understands the necessity of aligning resources with areas that offer the greatest potential for success. By consolidating operations and divesting non-profitable centers, CareMax can reallocate resources to bolster the strength of its core business, invest in innovative strategies, and drive long-term value for its stakeholders.

•
Reviewing our portfolio of payor contracts. As part of its commitment to provide the highest quality care to members, CareMax continuously evaluates its payor arrangements. This entails a thorough assessment of the value proposition associated with each arrangement and their alignment with CareMax business objectives. CareMax plans to proactively manage its contractual commitments, so that it can direct its efforts and resources towards cultivating mutually beneficial partnerships to ensure provision of high-quality care for our members, driving sustainable profits and fostering long-term success.
•
Right size operational expenses. In 2023, the Company initiated a number of strategic cost optimization initiatives. Recognizing the critical balance between cost management and sustaining high quality patient care, CareMax is committed to rightsizing its expenditures without compromising on the quality of our services. Through rigorous evaluation and targeted initiatives, the Company aims to streamline its operations, improve efficiency, and achieve a sustainable financial position. This entails evaluation of staffing levels, compensation structures, and facility utilization to ensure optimal resource allocation while maintaining the highest standards of care. By implementing strategic cost-saving measures and fostering a culture of fiscal responsibility across the organization, CareMax aims to align its commitment to achieving financial profitability and preserving its ability to fulfill its mission of providing exceptional healthcare to the community.

CareMax’s History

Co-founded by Carlos de Solo and Alberto de Solo in 2011, CareMax evolved to serve the needs of Medicare Advantage patients by providing a comprehensive suite of high-touch health care and social services to its patients through its centers and technology platform, CareOptimize. On December 18, 2020, DFHT entered into a Business Combination Agreement (the “Business Combination Agreement”) with CareMax Medical Group, L.L.C., (“CMG”), the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC Medical Group Holdings, LLC, (“IMC”), IMC Holdings, LP, (“IMC Parent”), and Deerfield Partners, L.P. Upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions on June 8, 2021 (the “Business Combination”), DFHT acquired 100% of the equity interests in CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT, and the name of the combined company was changed to CareMax, Inc. Unless the context otherwise requires, “CareMax,” “the Company,” “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combination, to CMG and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to CareMax, Inc. and its subsidiaries, together with its affiliated professional corporations or limited liability companies (“affiliated professional contractors”).

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

Subsequent to the Business Combination, the Company made a number of strategic acquisitions throughout 2021 and 2022, including the Steward Acquisition in November 2022.

The U.S. Healthcare System

Market Overview

The senior population of the United States is expected to grow, with seniors expected to represent approximately 21% of the population by 2030 according to the 2023 National Population Projections based on the U.S. Census. This aging population is expected to drive growth in the already large Medicare market, spending in which was projected to exceed $1.0 trillion in 2023, and is projected by CMS to grow at an average growth rate of 7.7% per year through 2031.Value-based primary care has been advocated by CMS as a potential way to lower healthcare spending. Value-based, patient-centered medical home models have garnered bipartisan support and are expected to continue to grow in popularity irrespective of changes in presidential administration. CareMax believes that its model of care is poised for growth in the Medicare market.

We estimate that the core addressable market for our services in Florida is approximately 1.6 million Medicare eligible patients in our target demographic. We believe this market represents approximately $21.8 billion of annual healthcare expenditures based on multiplying an average annual expenditure of $13,652 per Florida member, according to CMS. Our existing market today represents a small fraction of this massive market opportunity. Our future success will depend on the competitive dynamics in those markets in which we operate, and our ability to attract patients and deploy our care model in those markets.

Unsustainable and rising healthcare costs

Healthcare spending in the United States reached $4.5 trillion in 2022 according to CMS, representing approximately 17.3% of U.S. Gross Domestic Product (“GDP”), or $13,493 per person. Over 2022-2031, average annual growth of healthcare spending, 5.4%, is projected to outpace that of average annual GDP growth of 4.6%, resulting in an increase in the healthcare spending share of GDP from 18.3% in 2021 to 19.6% in 2031.

Healthcare expenditures are particularly concentrated in the Medicare-eligible population due to the high rate of chronic conditions. While representing only 17% of the United States population, the 65 and older age group accounted for 37% of all healthcare spending in 2020, with an average spend of $22,356 per person, almost 2.5 times higher than for working adults.

Healthcare expenditures are also particularly high for populations with chronic conditions, such as diabetes and obesity. According to the Centers for Disease Control and Prevention, chronic disease accounts for approximately 90% of aggregate healthcare spending in the United States. With 65.6 million people on Medicare in 2023, and half of whom have two or more chronic conditions, there is great opportunity for potential savings for Medicare.

Prevalence of wasteful spending and sub-optimal outcomes

A 2019 study published in the Journal of the American Medical Association estimated that approximately 25% of all healthcare spending is for unnecessary services, excessive administrative costs, fraud and other problems creating waste, implying approximately $760 billion to $935 billion of annual wasteful spending at current levels.

In 2022, hospital care accounted for the largest portion of healthcare spending in the United States, representing approximately 30% of the total. Proper management of chronic conditions can significantly reduce the incidence of acute episodes, which are the main drivers of trips to the emergency room and hospitalization, particularly among the elderly. According to CMS, in 2022, approximately 37% of total Medicare expenditures, or approximately $353 billion, were dedicated to hospitalization.

Emergency department overutilization is a common symptom of patients, particularly elderly patients, who often do not understand how to navigate an overly complex healthcare system. Because elderly patients are more likely to have chronic and complex conditions, they are often admitted to the hospital for expensive treatment following these unnecessary emergency room visits.

Despite high levels of spending, the United States healthcare system struggles to produce better health outcomes and to keep doctors and patients satisfied. According to the Centers for Disease Control and Prevention, life expectancy in the United States was 77.5 years in 2022, compared to 82.4 years in comparable developed countries, and patient satisfaction with the healthcare system is low.

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

Policymakers have taken note of the negative impacts created by the fee-for-service model and have realized that an aging population with high prevalence of chronic disease requires a new payment structure. They have responded by creating programs like Medicare Advantage, Medicare Shared Savings Program and the ACO REACH, and pushing for transitions to value-based reimbursements.

Medicare Advantage

Medicare Advantage works as an alternative to traditional fee-for-service Medicare. In Medicare Advantage, CMS pays health plans a monthly sum per member to manage all health expenses of a participating member. This provides the health plans with an incentive to deliver lower-cost, high-quality care.

Medicare Advantage has been well received since it was introduced, according to the Kaiser Family Foundation (the “KFF”). According to KFF, in January 2024, for the first time in Medicare's history, more than half of all eligible people with Medicare, or 30.8 million people in 2023, are enrolled in private Medicare Advantage plans. Medicare Advantage enrollment has more than doubled since 2010 and is projected to grow from 54% of the eligible population in 2024 to 60% by the end of 2030.

Value-based care payments

Value-based care refers to the goal of incentivizing healthcare providers to simultaneously increase quality while lowering the cost of care. In 2021, CMS established a goal to have 100% of Medicare beneficiaries and the vast majority of Medicaid beneficiaries in value-based care relationships by 2030.

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

The healthcare system has seen a shift to quality focused metrics, including social determinants of health, that are driving the level of payments being received.

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

CareMax’s centers are located throughout South and Central Florida, New York, Tennessee, and Texas. A fleet of vans provide transportation for members between their homes and the center and other medical appointments outside of the center. Medications can be delivered directly to members’ homes from CareMax’s central fill pharmacy, negating the burden of an additional trip to a retail pharmacy for members, which may otherwise impede medication compliance. Medical personnel are available to serve members in their homes following discharge from the hospital or if travel to a center is burdensome for a member. Centers may include an Optometry service to provide patients with frames and lenses made in-house at the CareMax optical lab. Further, centers in Florida may include a pharmacy dispensary supplied by CareMax’s owned central fill pharmacy, and nonpharmacological pain management, such as massage therapy and acupuncture, through the wellness center. Most of CareMax’s centers also include health and wellness centers that offer health educational classes, fitness programs, and social services intended to address the social barriers to accessing care faced by many of CareMax’s Medicare Advantage members. In Florida, each wellness center includes an ACCESS center, licensed by the Florida Department of Children and Families, who is able to connect members with additional social services, such as food and housing assistance. Each wellness center typically extends these social services to the surrounding community through community outreach personnel, who host health fairs and events open to non-members. In New York, Tennessee and Texas, we partner with non-profit organizations to connect members to additional social services. As a result, each CareMax center is a “one-stop-shop” health and wellness solution for members.

CareMax’s Clinical Care Teams

CareMax utilizes a team-based approach. Each clinical care team is led by a primary care physician, who may work with a physician’s assistant or advanced practice registered nurse and each of which is supported by a medical assistant to deliver value-based, coordinated care. As a center grows, CareMax increases the number of clinical care teams serving members. Each of CareMax’s clinical care teams is trained in preventive and comprehensive care designed to address the whole person and provide a comprehensive, high touch approach to health care delivery.

Each of CareMax’s team members has a specific role to play in delivering CareMax’s care model, as described below:

Primary Care Physician	Leads the clinical care team and implements CareMax’s comprehensive, high touch approach to health care
Physician’s Assistant or Advance Practice Registered Nurse	Educate and manage clinical needs between visits and provide group education on chronic disease management
Medical Assistant	Manage clinical workflows and act as guides for patient visits

The following additional care and service providers typically support clinical care teams at our centers:

Phlebotomist	Front Desk	Access Representative
Pharmacy Technician	Referral Coordinator	Community Outreach Representative
Administrator	Transportation Dispatcher	Wellness Staff & Massage Therapist

Additional care and service providers allow members to receive laboratory services, ultrasounds, electrocardiograms, x-rays, and limited procedures, such as joint injections, centrally at a center. Specialty providers, ranging from cardiology, dermatology, pulmonology, gastroenterology, podiatry, psychiatry, neurology, optometry, ophthalmology, and dental, are also available to members.

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

MSSP

The MSSP revenue is sponsored by CMS. The MSSP allows accountable care organization (“ACOs”) participants to receive a share of cost savings they generate in connection with the management of costs and quality of medical services rendered to Medicare beneficiaries. Payments to ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, an ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”), which varies depending on the number of beneficiaries assigned to the ACO, must be achieved before the ACO can receive up to 75% of share of the savings if quality performance standards are met; the ACO is also responsible for 40% of the deficit. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared with the ACO.

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

Fee-for-service arrangements

Under traditional fee-for-service reimbursement models, payors pay a specified amount for each service or procedure performed during a patient visit. As a result, compensation under fee-for-service arrangements is closely tied to the volume of patient visits and procedures performed, thus offering limited financial incentive to focus on cost containment and preventative care. In 2023, less than 1% of CareMax’s revenue was derived from fee-for-service arrangements.

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

As of December 31, 2023, CareMax had contractual relationships with approximately 30 payors. Refer to “Risk Factors — Risks Related to Our Business and Industry — Our revenues and operations are dependent upon a limited number of key payors, the loss of any of which could adversely affect our business.” While length of contract and economic terms are often negotiated, payors generally use form contracts that contain usual and customary terms and conditions. CareMax’s contracts with payors provide for terms of varying lengths with annual renewals following the initial term; however, certain of these payor contracts also permit either party to terminate the contract for convenience upon 60 to 90 days’ notice. CareMax’s agreements with each payor may also include terms and conditions to incentivize CareMax and facilitate its ability to provide quality care to that plan’s members, such as care coordination or stabilization fees, quality adjustments, marketing support and other usual and customary provisions.

The contracts governing CareMax’s relationships with payors include key terms which may include the period of performance, revenue rates, advanced billing terms, service level agreements and termination clauses. Typically, these contracts provide for a PMPM payment to CareMax determined as a percentage of the Medicare Advantage premium received by the applicable plan. The specified percentage varies depending on the plan and the terms of the particular contract. In some cases, CareMax’s contracts also include other shared medical savings arrangements. In addition, certain of CareMax’s contracts provide that if CareMax fails to meet specified implementation targets, it may be subject to financial penalties.

Most of CareMax’s contracts include cure periods for certain breaches, during which time CareMax may attempt to resolve any issues that would trigger a payor’s ability to terminate the contract. Certain of CareMax’s contracts may be terminated immediately by the payor if CareMax loses applicable licenses, becomes insolvent, loses liability insurance, or receives an exclusion, suspension or debarment from state or federal government authorities. Additionally, if a payor were to lose applicable licenses, lose liability insurance, become insolvent, or receive an exclusion, suspension or debarment from state or federal government authorities, CareMax’s contract with such payor could in effect be terminated. The loss, termination or renegotiation of any contract could negatively impact CareMax’s results. In addition, as payors’ businesses respond to market dynamics and financial pressures, and as they make strategic business decisions in respect of the lines of business they pursue and programs in which they participate, CareMax expects that certain of its payors will, from time to time, seek to restructure their agreements with CareMax. See “Risk Factors Risks Related to Our Business and Industry — The termination or non-renewal of the MA contracts held by the health plans with which we contract, or the termination or non-renewal of our contracts with those plans, could have a material adverse effect on our revenue and our results of operations.” The contracts with CareMax’s payors impose other obligations on CareMax. For example, CareMax typically agrees that all services provided under the payor contract and all employees providing such services will comply with the payor’s policies and procedures. In addition, in most instances, CareMax has agreed to indemnify CareMax’s payors against certain third-party claims, which may include claims that CareMax’s services infringe the intellectual property rights of such third parties.

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
•
criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law, the federal Physician Self-Referral Law (the “Stark Law”), the federal False Claims Act (the “FCA”) and state analogs to these federal enforcement authorities, or other regulatory requirements;
•
enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including with respect to violations of the Health Insurance Portability and Accountability Act of 1996, as amended by Subtitle D of the Health Information Technology for Economic and Clinical Health Act, also known as Title XIII of Division A and Title IV of Division B of the American Recovery and Reinvestment Act of 2009, and the regulations promulgated thereunder (collectively, “HIPAA”);
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

Federal Anti-Kickback Statute

The federal Anti-Kickback Statute is a criminal law that prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid.

Federal civil and criminal penalties that may be imposed for violations of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Specifically, violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years, fines of up to $100,000 per kickback or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The Affordable Care Act (“ACA”) amended the federal Anti-Kickback Statute to clarify that a defendant does not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it. In addition, the ACA amended the federal Anti-Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute may be considered false or fraudulent for purposes of the FCA, as discussed below.

The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. Compliance with these exceptions and safe harbors is voluntary. Business transactions and arrangements that are structured to comply fully with an applicable safe harbor will generally be considered outside the ambit of the federal Anti-Kickback Statute. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the law. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a facts and circumstances basis in light of the parties’ intent and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies. If any of CareMax’s business transactions or arrangements were found to violate the federal Anti-Kickback Statute, CareMax could face, among other things, criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that CareMax has violated these laws, or even accusations of the same, could have a material adverse impact on CareMax’s business, results of operations, financial condition, cash flows, reputation and stock price.

As part of the Department of Health and Human Services' (the “HHS”) Regulatory Sprint to Coordinated Care (“Regulatory Sprint”), the Office of Inspector General (the “OIG”) of HHS issued a request for information in August 2018 seeking input on regulatory provisions that may act as barriers to coordinated care or value-based care. Specifically, the OIG sought to identify ways in which it might modify or add new safe harbors to the Anti-Kickback Statute (as well as exceptions to the definition of “remuneration” in the beneficiary inducements provision of the Civil Monetary Penalty Law) to foster arrangements that promote care coordination and advance the delivery of value-based care, while also protecting against harms caused by fraud and abuse. Numerous federal agencies have requested comments and information from the public and have published proposed regulations as part of the Regulatory Sprint on areas that have historically been viewed as barriers to innovative care coordination arrangements.

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

These changes in federal regulations have made and are anticipated to continue to make a significant impact on health care providers and other stakeholders. These and similar changes may cause OIG, CMS or other regulators to change the parameters of rules and regulations that CareMax must follow and thus impact CareMax’s business, results of operations and financial condition.

Risk Bearing Provider Regulation

Certain of the jurisdictions where CareMax currently operates or may choose to operate in the future regulate the operations and financial condition of risk bearing providers like CareMax and its affiliated providers with respect to their risk-sharing arrangements, such as global risk and other value-based arrangements. These regulations can include capital requirements, licensing or certification, governance controls and other similar matters. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of significant financial reserve requirements, as well as reporting or other disclosure obligations. Further, state regulatory stances regarding risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms. While these regulations have not had a material impact on CareMax’s business to date, as CareMax continues to expand, these rules may require additional resources and capitalization and add complexity to CareMax’s business.

In the case of federal health care programs, initiatives and models, in which we participate, such as the Medicare Shared Savings Program and the ACO REACH, we are required to certify compliance with state insurance regulatory requirements as a risk bearing entity. If we fail to comply with applicable state law, including as a result of rapidly evolving state regulation of risk sharing arrangements, we may not be in compliance with such certifications under these models. Such non-compliance could result in termination of our agreements to participate in these models and other penalties, sanctions and liabilities.

Stark Law

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (“DHS”) from referring Medicare patients to such entities for the furnishing of DHS, unless an exception applies.

Although uncertainty exists, federal agencies and at least two courts have taken the position that the Stark Law also applies to Medicaid. DHS is defined to include clinical laboratory services, physical therapy services, occupational therapy services, radiology services including magnetic resonance imaging, computerized axial tomography scans and ultrasound services, radiation therapy services and supplies, durable medical equipment and supplies, parenteral and enteral nutrients, equipment, and supplies, prosthetics, orthotics and prosthetic devices and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and outpatient speech-language pathology services, if reimbursed by Medicare. The types of financial arrangements between a physician and an entity providing DHS that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The prohibition applies regardless of the reasons for the financial relationship and the referral. Unlike the federal Anti-Kickback Statute, the Stark Law is a strict liability statute where unlawful intent need not be demonstrated.

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

Corporate Practice of Medicine and Fee-Splitting

The laws and regulations relating to the practice of medicine vary from state to state and many states limit general business corporations, such as CareMax, from practicing medicine, employing physicians to practice medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. While CareMax believes that it is in substantial compliance with state laws prohibiting the corporate practice of medicine and fee-splitting, other parties may assert that CareMax is engaged in the corporate practice of medicine or unlawful fee-splitting. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, CareMax could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable and CareMax may be required to restructure CareMax’s contractual arrangements. The laws of other states do not prohibit non-physician entities from employing physicians to practice medicine but may retain a ban on some types of fee-splitting arrangements.

Violations of the corporate practice of medicine restrictions vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license. Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. In limited cases, courts have required management services companies to divest or reorganize structures deemed to violate corporate practice restrictions. Third-party payors may also seek to terminate their contracts with, or recoup past amounts paid from, CareMax arising out of CareMax’s alleged violation of corporate practice or fee-splitting laws. Moreover, state laws are subject to change. Any allegations or findings that CareMax has violated these laws could have a material adverse impact on CareMax’s business, results of operations and financial condition.

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
•
conspires to commit the above acts.

The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including but not limited to coding errors, billing for services not rendered, the submission of false cost or other reports, billing for services at a higher payment rate than appropriate, billing for items or services provided by entities or individuals that are not appropriately licensed, billing for care that is not considered medically necessary and false reporting of risk-adjusted diagnostic codes to Medicare Advantage plans. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On December 27, 2023, the Department of

Justice issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increased to a range from $13,508 to $27,894 for penalties assessed after January 15, 2024, so long as the underlying conduct occurred after November 2, 2015.

The Fraud Enforcement and Recovery Act (“FERA”), enacted on May 20, 2009, greatly expanded the reach of the FCA by eliminating the prior requirement that a false claim be presented to a federal official, or that such a claim directly involves federal funds. FERA clarifies that liability attaches whenever an individual or entity makes a false claim to obtain money or property, any part of which is provided by the government, without regard to whether the individual or entity makes such claim directly to the federal government. Consequently, under FERA, liability attaches when such false claim is submitted to an agent acting on the government’s behalf or with a third party contractor, grantee or other recipient of such federal money or property. Additionally, under FERA, individuals and entities violate the FCA by knowingly retaining historic improper payments (overpayments/overprovisions) even if the individual or entity did not make claim for such payments. The ACA requires that overpayments be reported and returned within 60 days after the overpayment is identified or the corresponding cost report was due.

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

Civil Monetary Penalties Law

The Civil Monetary Penalties Law authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

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

CareMax could be exposed to a wide range of allegations to which the federal Civil Monetary Penalty Law would apply. CareMax performs monthly checks on CareMax’s employees, affiliated providers and certain affiliates and vendors using government databases to confirm that these individuals have not been excluded from federal programs. However, should an individual become excluded and CareMax fails to detect it, a federal agency could require CareMax to refund amounts attributable to all claims or services performed or sufficiently linked to an excluded individual, assess significant penalties or, worse case scenario, exclude CareMax from participating in federal health care programs, including the Medicare program. Likewise, CareMax’s patient programs, which can include enhancements, incentives, benefits and additional care coordination not otherwise covered by third-party payors (including Medicare and Medicaid), could be alleged to be intended to influence the patient’s choice in obtaining services or the amount or types of services sought. Thus, CareMax cannot foreclose the possibility that CareMax will face allegations subject to the Civil Monetary Penalty Law with the potential for a material adverse impact on CareMax’s business, results of operations and financial condition.

HIPAA and Other Data Privacy Laws

HIPAA as well as a number of other federal and state privacy and information security laws, extensively regulate the use and disclosure of personally identifiable information (“PII”), as well as “protected health information,” or “PHI.” HIPAA requires covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the security of such information. These regulations also provide patients with substantive rights with respect to their PHI. As a HIPAA covered entity, CareMax is required to enter into written agreements with certain contractors, known as business associates, to whom CareMax discloses PHI. Covered entities may be subject to penalties for, among other activities, failing to enter into a business associate agreement where required by law or as a result of a business associate violating HIPAA. In instances where CareMax acts as a business associate to a covered entity, there is the potential for additional liability beyond CareMax’s status as a covered entity.

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

Violations of HIPAA by providers like CareMax, including, but not limited to, failing to implement appropriate administrative, physical and technical safeguards, have resulted in enforcement actions and in some cases triggered settlement payments or civil monetary penalties. Penalties for impermissible use or disclosure of PHI were increased by the HITECH Act by imposing tiered penalties of more than $50,000 per violation and up to $1.5 million per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations. CareMax follows and maintains a HIPAA compliance plan which is designed to ensure CareMax is in compliance with the HIPAA privacy and security regulations, but there can be no assurance that OCR or other regulators will agree. There can be no assurance that CareMax will not be the subject of an investigation (arising out of a reportable breach incident, audit or otherwise) alleging non-compliance with HIPAA regulations. The HIPAA privacy and security regulations impose and will continue to impose significant costs on CareMax in order to comply with these standards.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns and CareMax remains subject to federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations. The California Consumer Privacy Act (“CCPA”) was recently amended and expanded by the California Privacy Rights Act (the “CPRA”) passed on November 3, 2020. Most of the CPRA’s substantive provisions took effect on January 1, 2023, however, the CPRA’s expansion of the “Right to Know” has impacted personal information collected on or after January 1, 2022. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Several other states have enacted comprehensive privacy legislation, and while these new laws generally include exemptions for HIPAA-covered data, they add layers of complexity to compliance in the U.S. market and could increase our compliance costs and adversely affect our business.

Additionally, Washington State recently passed the “My Health My Data Act” which will regulate “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data Act” provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Nevada also recently enacted a consumer health data privacy bill, and additional states may adopt health-specific privacy laws that could impact our business activities depending on how they are interpreted. Additional states have contemplated new health-specific privacy laws, such as the new Washington My Health My Data Act.

In addition to the laws discussed above, CareMax may see more stringent state and federal privacy legislation in 2024 and beyond, as the increased cyber-attacks during and since the COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. CareMax cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to CareMax’s business and operations.

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

In addition to privacy and security laws, we are subject to rules promulgated pursuant to the federal 21st Century Cures Act. In May 2020, the HHS Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules under the 21st Century Cures Act that are intended to enhance interoperability and prevent information blocking. These rules create significant new requirements for healthcare industry participants, including requirements to (i) provide patients with convenient access to health care information, (ii) support electronic exchange of data for transitions of care, and (iii) require participation in trust networks to improve interoperability. On June 27, 2023, the Department of Health and Human Services Office of the Inspector General (HHS-OIG) published its final rule implementing information blocking penalties for “actors,” which is supplemented by ONC’s January 9, 2024 final rule enhancing certain information blocking requirements. HHS-OIG may impose penalties for information blocking that has occurred after September 1, 2023, and the Office of the National Coordinator (the “ONC”) and HHS proposed a rule on November 1, 2023 listing certain disincentives for actors that conduct information blocking. The 21st Century Cures Act authorizes civil monetary penalties up to $1 million per information blocking “violation.” It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business.

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

Healthcare reform

In March 2010, broad healthcare reform legislation was enacted in the United States through the ACA. The ACA altered how healthcare is delivered and reimbursed in the U.S. and contains various provisions, including the establishment of health insurance exchanges to facilitate the purchase of qualified health plans, expanded Medicaid eligibility, subsidized insurance premiums and additional requirements and incentives for businesses to provide healthcare benefits. Other provisions have expanded the scope and reach of the ACA and other healthcare fraud and abuse laws. Although many of the provisions of the ACA did not take effect immediately and continue to be implemented, and some have been and may be modified before or during their implementation, the reforms could continue to have an impact on CareMax’s business in a number of ways. The status of the ACA may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. While there have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges, legislative attempts to completely repeal the ACA have been unsuccessful to date, and on June 17, 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

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

Federal and state law also governs the dispensing of controlled substances by physicians. For example, the Prescription Drug Marketing Act governs the distribution of drug samples. Physicians are required to report relationships they have with manufacturers of drugs, medical devices and biologics through the Open Payments Program database. Any allegations or findings that CareMax or its providers have violated any of these laws or regulations could have a material adverse impact on CareMax’s business, results of operations and financial condition.

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

Employees and Human Capital Resources

As of December 31, 2023, CareMax had approximately 1,450 employee team members. CareMax considers its relationship with its employees to be good. None of CareMax’s employees are represented by a labor union or party to a collective bargaining agreement.

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

Medical Costs

Medical costs vary seasonally depending on a number of factors, but most significantly the weather. Certain illnesses, such as the influenza virus, are far more prevalent during colder months of the year, which results in an increase in medical expenses during these time periods. CareMax therefore expects to see higher levels of per-patient medical costs in the first and fourth quarters. Medical costs also depend upon the number of business days in a period. Shorter periods will have lower medical costs due to fewer business days. Business days can also create year-over-year comparability issues if one year has a different number of business days compared to another. CareMax also expects to experience an impact should there be a pandemic such as COVID-19, which may result in increased or decreased total medical costs depending upon the severity of the infection, the duration of the infection and the impact to the supply and availability of healthcare services for CareMax’s patients.

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

Our Competition

The U.S. healthcare industry is highly competitive. We compete with local and national providers of primary care services, including Leon Medical Centers locally in Florida, and agilon health and Oak Street Health on a national level, for, among other things, recruitment of physicians and other medical and non-medical personnel, individual patients and IPAs. Because of the low barriers of entry into the primary care business and the ability of physicians to own primary care centers and/or also be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. There have also been increasing indications of interest from non-traditional providers and others to enter the primary care space and/or develop innovative technologies or business activities that could be disruptive to the industry. For example, payors have and may continue to acquire primary care and other provider assets and in 2023, Amazon.com, Inc. completed its acquisition of One Medical. In addition, there has been disruption in the structure of our payors, for example, as a result of the 2018 acquisition of Aetna by CVS Health. Our growth strategy and our business could be adversely affected if we are not able to continue to acquire or open new centers, expand our healthcare providers serviced by CareOptimize, recruit qualified physicians, or attract new members and retain our existing members. Refer to “Risk Factors — Risks Related to Our Business and Industry — We face significant competition from primary care facilities and other healthcare services providers. Our failure to adequately compete could adversely affect our business.”

Website Access to CareMax, Inc. SEC Reports

We use our websites as channels of distribution of company information. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement related to our annual shareholders meeting, and all amendments to those reports are available free of charge at www.caremax.com and on the SEC’s website at www.sec.gov as soon as reasonably practicable after we have electronically filed or furnished these reports with the SEC. In addition, you may automatically receive email alerts and other information when you enroll your email address by visiting the Investor Services section of our website. The content of any website referred to in this document is not incorporated by reference into this document.

Risk Factors

Item 1A. Risk Factors

Our business is subject to a number of factors that could materially affect future developments and performance. In addition to factors affecting our business that have been described elsewhere in this Annual Report, any of the following risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We may update these risk factors in our periodic and other filings with the SEC.

The following is a summary of the principal risk factors described in this section:

•
our history of losses and our future profitability remains uncertain and our net losses, level of indebtedness and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern;
•
the execution of our growth strategy may include divesting certain assets or businesses, which we may be unable to successfully execute and we may be unable to achieve the benefits we expect from any such divestitures;
•
we may be unable to successfully implement cost-saving measures or achieve expected benefits under our plans to optimize performance of the MSO network and our centers;
•
the impact of our existing or future indebtedness and any associated debt covenants on our business and growth prospects;
•
the impact of restrictions on our current and future operations contained in certain of our agreements;
•
risks relating to lease termination, lease expense escalators, lease extensions, special charges and our inability to comply with provisions of our lease agreements;
•
our ability to integrate acquired businesses, including Steward Value-Based Care, and realize the expected benefits of any such acquisitions;
•
the viability of our growth strategy, including organic growth, and growth by acquisitions, and our ability to realize expected results, as well as our ability to access the capital necessary for such growth;
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
•
insolvency, credit problems or other financial difficulties that could confront our counterparties in strategic acquisitions, investments and other collaborations could expose us to significant financial risk and significantly impact our ability to expand our overall profitability;
•
our reliance on strategic relationships with third-parties to implement our growth strategy;
•
that estimates of market opportunity and forecasts of market and revenue growth included in this Annual Report may prove to be inaccurate;
•
our operating results and stock price may be volatile;
•
our failure to comply with continued listing requirements of the Nasdaq Global Select Market;
•
risks associated with estimating the amount of revenues that we recognize under our risk agreements with health plans; and
•
other risk factors listed in this “Risk Factors” section.

Risks Related to Our Business and Industry

We have a history of losses and our future profitability remains uncertain. Our net losses, level of indebtedness and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern.

As a combined entity, we incurred net losses of $683.3 million for the year ended December 31, 2023 and net losses of $37.8 million for the year ended December 31, 2022. Our cash flows from operating activities were negative for the year ended December 31, 2023. We expect that we will continue to incur losses and generate negative cash flows from operations due to the length of time it takes to convert newly acquired populations of lives to profitable, full risk contracts in our management services organization operations and the period of unprofitability of the de novo centers before they generate positive cash flows. We may not generate positive cash flow from operating activities in any given period, and our limited operating history as a combined company with IMC and other acquisitions made subsequent to the Business Combination may make it difficult to evaluate our current business and our future prospects. There is no guarantee that any of our investments will be successful or generate a net profit. Even if these investments result in additional revenue, we may not be able to effectively manage such growth or successfully execute our business plan and vision which could materially and adversely impact our ability to achieve profitability. If we are not able to achieve sustainable profitability as a combined company and generate sufficient cash flow to support our business operations and debt obligations, then our ability to execute our business strategy and maintain our business operations could be materially adversely affected. In such a case, we may be required to seek additional financing, which may not be on terms satisfactory to us, and our business and growth prospects may suffer.

To raise capital, we may sell equity securities, convertible securities or other securities in one or more transactions at prices and in a manner we determine from time to time. Our ability to sell such securities will depend on many factors, some of which are not within our control, such as market conditions, and if we sell equity securities, convertible securities or other securities, our current stockholders may be materially diluted by subsequent sales. Additionally, the credit agreement, that the Company entered in May 2022 (the “Credit Agreement”) contains significant restrictions on our ability to issue new debt, which could further restrict our ability to raise capital. See “The terms of the Credit Agreement, and certain of our other agreements, contain covenants restricting our current and future operations, particularly our ability to respond to changes in our business or to take certain actions, and any inability to comply with such covenants could have a material adverse effect on our business, results of operations, financial condition” below for further discussion of the restrictions contained in the Credit Agreement. Further, we may not be able to refinance the Credit Agreement in the event we seek to incur additional debt, and our ability to refinance the Credit Agreement will depend, among other things, on the capital and credit markets and our financial condition at such time. We cannot guarantee that any such efforts to raise capital will be successful, and in the event we are unable to raise additional capital necessary to execute our business strategy, our business operations and financial condition could be materially adversely affected.

In addition, we were not in compliance with the maximum total leverage ratio under the Credit Agreement for the test period ended December 31, 2023. In March 2024, we received a waiver from the lenders to waive the violation of such covenant and certain other covenants and not to enforce their rights and remedies from the resulting events of default under the Credit Agreement through May 15, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events. See “Item 9B - Other Information - Credit Agreement Amendment” for additional information. Certain of our long-term leases contain similar covenants to the Credit Agreement and are subject to provisions that provide for a cross default in the event any of our covenants under the Credit Agreement are breached. We cannot assure you that we will be able to maintain compliance with this covenant or other covenants under the Credit Agreement or any other agreement that contains similar covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. A breach of any of the covenants under the Credit Agreement or the occurrence of other events specified in the Credit Agreement could result in an event of default under the same and give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under such agreement and/or trigger a cross default under our other long-term leases, which could have a material adverse effect on our business, results of operations, and financial condition.

In addition, our failure to pay the rent or otherwise comply with the provisions of any of our lease agreements could result in an “event of default” under such lease agreement and also could result in a cross default under other lease agreements and agreements for our indebtedness. In March 2024, we failed to make rent payments due pursuant to certain leases on centers that we generally do not intend to operate. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, and requiring us to pay the rent due for the balance of the term of such lease agreement, less proceeds from re-letting, if any. While to date our landlords have not exercised such remedies, the exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.

The report of our independent registered public accounting firm on our audited financial statements contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. If we cannot continue as a going concern, our investors may lose their entire investment in our securities.

From time to time, the execution of our growth strategy may include divesting certain assets or businesses, which we may be unable to successfully execute and we may be unable to achieve the benefits we expect from any such divestitures.

To execute our growth strategy, we plan to continue to realign and enhance our business by divesting certain assets or non-core or less strategic portions of our business in order to, among other things, redeploy capital into our core strategies. We may not be able to complete such divestitures with favorable terms or timing or at all. The success of such transactions in the future will be subject to market conditions, availability of financing and other circumstances beyond our control. In addition, we may also evaluate potential divestiture opportunities with respect to portions of our business from time to time that support our growth initiatives and may determine to proceed with a divestiture opportunity if and when we believe such opportunity is consistent with our business strategy. We also may not recognize the anticipated benefits, including operating advantages and cost savings of dispositions or other divestitures that we may pursue. If we do not realize the expected strategic, economic or other benefits of any divestiture transaction or if we are unable to offset impacts from the loss of revenue associated with such divestiture opportunities, it could materially and adversely affect our business, cash flows, financial condition and results of operations.

Furthermore, to execute our growth strategy, we may pursue strategic initiatives, including acquiring additional businesses and assets that complement or expand our existing business or improve our competitive position. See “Risk Factor – We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions” for additional information.

We may not be successful in executing elements of our business strategy, which may have a material adverse impact on our business and financial results.

We engage in strategic initiatives to, among other reasons, maximize long-term shareholder value, optimize the performance of our MSO network and centers, expand the capabilities and functionalities of our CareMax platform, strengthen our partnerships with local healthcare providers and improve health and patient outcomes. These strategic initiatives may not result in improvements in future financial performance. We cannot provide any assurance that we will be able to successfully execute these strategic initiatives, or that these initiatives will not result in additional unanticipated costs. The failure to realize the benefits of any strategic initiatives or successfully structure our business to meet market conditions could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

We may be unable to successfully implement cost-saving measures or achieve expected benefits under our plans to optimize performance of the MSO network and our centers which could negatively impact our financial position, results of operations and cash flow.

As part of our ongoing focus to achieve a sustainable financial position, we have embarked on a series of strategic initiatives to optimize the performance of our MSO network and centers, including initiating a number of strategic cost optimization initiatives. We may be unable to successfully identify or implement plans targeting these initiatives or fail to realize the benefits of the plans we have already implemented, as a result of operational difficulties, a weakening of the economy, an increase in the cost of supplies or other factors. Further, strategic cost-saving measures may not lead to optimal performance of our centers, which could impact our business and reputation with our patients. It is possible that the costs we incur to implement improvement strategies may negatively impact our financial position, results of operations and cash flow.

Our existing or future indebtedness could adversely affect our business and growth prospects.

As of December 31, 2023, we had $377.3 million outstanding under the Credit Agreement. Our indebtedness under the Credit Agreement, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt or maintain the minimum levels of liquidity or maximum leverage ratio specified in the Credit Agreement, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

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

The terms of the Credit Agreement, and certain of our other agreements, contain covenants restricting our current and future operations, particularly our ability to respond to changes in our business or to take certain actions, and any inability to comply with such covenants could have a material adverse effect on our business, results of operations, financial condition.

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
•
amend our organizational documents.

In addition, the restrictive covenants in the Credit Agreement and certain long-term leases require us to satisfy certain financial maintenance tests. Our ability to satisfy those tests can be affected by events beyond our control. As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

A breach of the covenants or restrictions under the Credit Agreement could result in an event of default thereunder that could result in acceleration of payment.

In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us.

As further described under the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources—Liquidity and Capital Resources” and “Other Information - Credit Agreement Amendment”, we have in the past, and may in the future, fail to comply with certain operational or financial covenants in our credit facilities, requiring waivers from our lenders. For example, we were not in compliance with the maximum total leverage ratio under the Credit Agreement for the test period ended December 31, 2023. In March 2024, we received a waiver from the lenders to waive the violation of such covenant and certain other covenants and an agreement not to enforce their rights and remedies from the resulting events of default under the Credit Agreement through May 15, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events. Certain of our long-term leases contain similar covenants to the Credit Agreement and are subject to provisions that provide for a cross default in the event any of our covenants under the Credit Agreement are breached. We cannot assure you that we will be able to maintain compliance with this covenant or other covenants under the Credit Agreement or any other agreement that contains similar covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. A breach of any of the covenants under the Credit Agreement or the occurrence of other events specified in the Credit Agreement could result in an event of default under the same and give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under such agreement and/or trigger a cross default under our other long-term leases, which could have a material adverse effect on our business, results of operations, financial condition.

Furthermore, any future credit facilities or debt instruments we may issue will likely contain similar, or potentially more expansive, events of default as compared to those set forth in the terms of the Credit Agreement, including those breaches or defaults with respect to any of our other outstanding debt instruments.

We lease all of our facilities and may experience risks relating to lease termination, lease expense escalators, lease extensions, special charges and our inability to comply with provisions of our lease agreements.

We currently lease or license all of our centers. Our leases are typically on terms ranging up to 20 years. Each of our lease or license agreements provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of certain of our lease agreements could result in a cross-default under our debt agreements or other lease agreements. If a lease agreement is terminated, there can be no assurance that we will be able to enter into a new lease agreement on similar or better terms or at all.

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

As we have leases or licenses with different start dates, it is likely that some number of our leases and licenses will expire each year. Our lease or license agreements often provide for renewal or extension options. There can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension. In addition, if we are unable to renew or extend any of our leases or licenses, we may lose all of the facilities subject to that master lease agreement. If we are not able to renew or extend our leases or licenses at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operation could be adversely affected.

Leasing facilities pursuant to binding lease or license agreements may limit our ability to exit markets and implement our strategy to consolidate and divest non-profitable centers. For instance, if one facility under a lease or license becomes unprofitable, we may be required to continue operating such facility or, if allowed by the landlord to close such facility, we may remain obligated for the lease payments on such facility. We could incur special charges relating to the closing of such facility, including lease termination costs, impairment charges and other special charges that would reduce our profits and could have a material adverse effect on our business, financial condition or results of operations.

Our failure to pay the rent or otherwise comply with the provisions of any of our lease agreements could result in an “event of default” under such lease agreement and also could result in a cross default under other lease agreements and agreements for our indebtedness. In March 2024, we failed to make rent payments due pursuant to certain leases on centers that we generally do not intend to operate, which triggered an event of default. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, and requiring us to pay the rent due for the balance of the term of such lease agreement, less proceeds from re-letting, if any. While to date our landlords have not exercised such remedies, the exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.

Our growth strategy, including organic growth and growth by acquisition, includes integration and other risks and, as a result, our growth strategy may not prove viable, and we may not realize expected results.

We have historically sought growth opportunities organically through growth of de novo centers and geographic expansion, through acquisitions and through alliances with payors or other primary care providers.

Our ability to grow organically depends upon a number of factors, including our ability to obtain necessary capital, recruiting new patients, entering into contracts with additional payors, identifying appropriate facilities, obtaining leases, completing buildouts of new facilities within proposed timelines and budgets and hiring or engaging care teams and other personnel. We cannot guarantee that we will be successful in pursuing our strategy for organic growth. We have and may continue to enter into leases for new centers in markets where we do not currently have a presence, and there is considerable uncertainty related to the success of these new centers and their impact on our results of operations. For example, we are currently reviewing our portfolio of centers and are seeking to divest non-profitable centers. In addition, we are in breach of certain of our lease agreements for centers.

We also may continue evaluating acquisitions of primary care centers and wellness centers, and some of these acquisitions may be large or in markets where we do not currently operate. When we evaluate a potential acquisition target, we might overestimate the target’s value and, as a result, pay too much for it. Additionally, acquisitions involve numerous risks, including difficulties in the integration of acquired operations and the diversion of management’s attention from other business concerns. We cannot be certain that we will be able to successfully integrate acquired assets or the operations of the acquired target with our operations. We may engage in other large acquisitions in the future, which could be much more difficult to integrate. Difficulties with integration could cause material disruption, which could in turn reduce the efficiency of our operations. Additionally, we may not be able to integrate acquired primary care centers and wellness centers in a manner that permits us to realize the cost efficiencies and revenue improvements we anticipate in the time, manner, or amount we currently expect, or at all.

Our continued growth, of which there can be no assurance, could increase the strain on our resources and we could experience operating difficulties. Our growth strategy involves a number of risks and uncertainties, including that:

•
management attention and key employees can be diverted from operating our business;
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
•
we may not be able to obtain necessary capital on acceptable terms, or at all;
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

We have experienced rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure may become more complex as we enhance our operational, financial and management controls, as well as our reporting systems and procedures. We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our growth and change, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain patients and employees.

In addition, if our patient base continues to grow, we will need to expand our medical, patient services and other personnel, and our network of partners, to provide personalized patient service. If we are not able to continue to provide high quality medical care with high levels of patient satisfaction, our reputation, as well as our business, results of operations and financial condition could be adversely affected.

If we are unable to attract new patients, our revenue growth will be adversely affected.

To increase our revenue, we must continue to attract and retain a sufficient number of new patients. Although some of our facilities accept Medicaid-eligible patients, we are focused on the Medicare-eligible population and face competition from other primary healthcare providers for those Medicare-eligible patients. If we are unable to effectively promote to the Medicare-eligible population the benefits of our model or if potential or existing patients prefer the care provider model of one of our competitors, we may not be able to increase our patient census. In addition, our strategy is dependent on patients selecting us as their primary care provider under their MA plan.

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

Patients may elect a MA plan during an annual enrollment period from October into December of each year. Therefore, our ability to grow our patient population with capitation arrangements is dependent in part on our ability to successfully encourage, subject to applicable law, MA patients to enroll in MA plans, in which we participate, during the annual enrollment period. During the annual enrollment period, we must convince new MA patients to select us as their primary care provider and existing patients to not select another provider. An inability to have new patients select us and retain existing patients, particularly those under managed care arrangements, would harm our ability to grow and may have a material adverse effect on our business operations and financial position.

The integration of Steward Value-Base Care may be more difficult, costly, or time-consuming than expected, and we may not realize the anticipated benefits of the Steward Acquisition.

To realize the anticipated benefits from the Steward Acquisition, we must successfully integrate and combine our business with that of Steward Value-Based Care. If we are not able to successfully achieve these objectives, the anticipated benefits of the Steward Acquisition may not be realized fully or at all or may take longer to realize than expected. In addition, the actual benefits of the Steward Acquisition could be less than anticipated, and integration may result in additional unforeseen expenses. In addition, we and Steward Value-Based Care operated independently until the completion of the Steward Acquisition. It is possible that the integration process could result in the loss of one or more key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect each company’s ability to maintain relationships with doctors, patients, and employees or to achieve the anticipated benefits of the Steward Acquisition. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on us for an undetermined period following completion of the Steward Acquisition.

Our revenues and operations are dependent upon a limited number of key payors, the loss of any of which could adversely affect our business.

Our operations are dependent on a concentrated number of payors with whom we contract to provide services to patients. During the year ended December 31, 2023, our three largest payor relationships were Payor A, Payor C and Payor E, which generated 23%, 21% and 15% of our revenue, respectively.

We believe that a majority of our revenues will continue to be derived from a limited number of key payors, who may terminate their contracts with us, or our providers credentialed by them upon the occurrence of certain events. Additionally, if a payor were to lose applicable licenses, lose liability insurance, become insolvent, or receive an exclusion, suspension or debarment from state or federal government authorities, our contract with such payor could in effect be terminated. The sudden loss of any of our payor partners or the renegotiation of any of our payor contracts could adversely affect our operating results. If any of our contracts with our payors is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. Moreover, our inability to maintain our agreements with health plans with respect to their members or to negotiate favorable terms for those agreements in the future could result in the loss of members and could have a material adverse effect on our profitability and business.

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

In addition to contracting directly with CMS to participate in Medicare, we also contract with other health plans to provide capitated care services with respect to certain of their MA members. If a plan with which we contract for these services loses its MA contracts with CMS, receives reduced or insufficient government reimbursement under the MA program, decides to discontinue its MA plans, decides to contract with another provider to render capitated care services to its members, or decides to directly provide care, our contract with that plan could be at risk and we could lose revenue. We have also entered into contracts with some of these same plans relating to Medicaid Managed Care. Termination of a contract relating to MA could also lead to, or occur concurrently with, termination of a contract relating to Medicaid.

Under most of our capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, we are generally allowed a period of time to object to such amendment. If we object, under some of the risk agreements, the relevant health plan may terminate the applicable agreement upon 90 to 180 days written notice. If we enter into capitation contracts with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, we could suffer losses with respect to such contract.

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

Insolvency, credit problems or other financial difficulties that could confront our counterparties in strategic acquisitions, investments and other collaborations could expose us to significant financial risk and significantly impact our ability to expand our overall profitability.

One of our key operating strategies is to pursue strategic initiatives that enhance our platform through certain strategic relationships. For example, as described in the section entitled “Business – CareMax’s Key Differentiators – MSO Services”, we entered into agreements with SHCN in connection with the Steward Acquisition pursuant to which we are dependent on SHCN to optimize performance of the MSO network and of our centers. These transactions involve inherent risks, such as integration risks and potentially increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material and adverse effect on our business, results of operations or financial condition and could strain our resources. See Risk Factor – “The integration of Steward

Value-Base Care may be more difficult, costly, or time-consuming than expected, and we may not realize the anticipated benefits of the Steward Acquisition” for more information.

There is a risk that a counterparty might fail to perform all its obligations under the applicable agreements or may be slow in performing its obligations, or that we have a dispute that harms our working relationship and requires significant resources to resolve, or that we are unable to resolve on our own, resulting in costly legal proceedings. In addition, we are also exposed to the risk that our counterparties in such strategic initiatives may confront insolvency, credit problems or other financial difficulties that could lead to disruption of our activities with them or impairment of assets acquired, which could expose us to financial risk and adversely affect future reported results of operations and stockholders’ equity. To the extent that our counterparties experience any business disruptions, insolvency, credit problems or other financial difficulties, our revenues could be negatively impacted. Furthermore, if we are unable to establish, on a timely basis, relationships with new strategic counterparties, our business and results of operations could be negatively impacted.

We have in the past relied on strategic relationships with third parties to implement our growth strategy, and any failure to realize the expected benefits of such strategic relationships could adversely affect our business.

As part of our growth strategy, we previously partnered with third parties to expand our operations and to open centers in new markets. For example, we have entered into a collaboration agreement with Elevance Health, a national health benefits company, through which we opened centers across a number of priority states. Additionally, we have entered into a collaboration with Related, pursuant to which Related advised us on opening new centers nationwide, including, but not limited to, within and proximate to affordable housing communities that may be owned by Related or affiliates of Related.

Our ability to realize the benefits of the arrangements with Elevance Health or Related is not certain. Currently we are reviewing our portfolio of centers, with the intent of consolidated operations and divesting non-profitable centers. There are many factors that could delay or ultimately prevent us from opening new centers in collaboration with Elevance Health or Related, including our ability to obtain necessary capital, a shift in our business strategy or that Elevance Health or Related does not perform its obligations under each of their respective agreements. Should any other expected benefits of the arrangements with Elevance Health or Related fail to materialize, our prospects for growth could be adversely affected. Additionally, we may be at a disadvantage to our competition, which in some cases already has a wider geographical presence, without assistance from our strategic partners. If we are not able to grow and continue our expansion outside of our core markets in Florida, our future business, results of operations and financial condition could be adversely affected.

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

We generated the majority of our revenue from Medicare full-risk contracts, which accounted for approximately 78% and 77% of our revenue for the years ended December 31, 2023 and 2022, respectively. In addition, many private payors base their reimbursement rates on the published Medicare rates and are reimbursed by Medicare for the services we provide. As a result, our results of operations are, in part, dependent on government funding levels for Medicare programs, particularly MA programs. Any changes that limit or reduce MA or general Medicare reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

For example, Congress established automatic spending reductions under the Budget Control Act of 2011, resulting in a 2% reduction in Medicare payments that began in 2013 and extend through the first six months of the fiscal year 2032 sequestration order. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 until June 30, 2022. The 2% reduction was then reinstated and has been in effect since June 30, 2022. In addition, as a result of The American Rescue Plan Act (“ARPA”), an additional Medicare payment reduction of up to 4% was requested to take effect in January 2022; however, Congress has delayed implementation of this reduction until 2025. Any adjustment in Medicare reimbursement rates may have a detrimental impact on our reimbursement rates not only for Medicare patients, but also for patients covered under Medicaid and other third-party payors, because a state’s Medicaid payments cannot exceed the payments it would have made had those patients been enrolled in traditional Medicare, and other third-party payors often base their reimbursement rates on a percentage of Medicare rates.

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

There is also uncertainty regarding both MA payment rates and beneficiary enrollment, which, if reduced, would reduce our overall revenues and net income. For example, the Congressional Budget Office (“CBO”) has predicted, without taking into account potential future reforms, that enrollment in MA (and other contracts covering Medicare Parts A and B) could reach 31 million people by 2027. Although MA enrollment increased by approximately 5.6 million people, or by 50%, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, CMS's announced annual changes in reimbursement rates have varied from year to year: for 2018, CMS announced an average increase of 0.45%; for 2019, 3.4%; for 2020, 2.53%; for 2021, 1.66%; for 2022, 4.08%; 8.50% for 2023; 3.32% in 2024; and an expected 3.7% in 2025. Uncertainty over MA enrollment and payment rates presents a continuing risk to our business.

According to KFF, MA enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2021, two payors accounted for 29% of MA enrollment and four payors accounted for 18% of MA enrollment. Further consolidation among MA plans in certain regions, or the Medicare program’s failure to attract additional plans to participate in the MA program, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Medicaid is a joint federal-state program that provides healthcare services for low-income individuals as well as certain higher-income individuals with significant health needs. Under broad federal criteria, states establish rules for eligibility, services and payment. Although the program is state-administered, it is financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This, combined with slower state revenue growth, has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending.

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

In response to the COVID-19 pandemic, CMS made several changes to the manner in which Medicare will pay for telehealth visits, many of which relax previous requirements, including site requirements for both the providers and patients, telehealth modality requirements and others. While some of these flexibilities have been permanently extended, recent federal legislation authorized the extension of many of the Medicare telehealth flexibilities through December 31, 2024. State law applicable to telehealth, particularly licensure requirements, has also been relaxed in many jurisdictions as a result of the COVID-19 pandemic. These relaxed regulations have allowed us to continue operating our business and delivering care to our patients through telehealth modalities. It is unclear which, if any, of these state-level changes will remain in place permanently and which will be rolled-back following the COVID-19 pandemic. If regulations change to restrict our ability to or prohibit us from delivering care through telehealth modalities, our financial condition and results of operations may be adversely affected.

Our business could be harmed if the ACA is overturned or by any legislative, regulatory or industry change that reduces healthcare spending or otherwise slows or limits the transition to more assumption of risk by healthcare providers.

Our operating model, our platform and our revenue are dependent on the healthcare industry’s continued movement towards providers assuming more risk from payors for the cost of patient care. Any legislative, regulatory or industry changes that slow or limit that movement or otherwise reduce risk-based healthcare spending would most likely be detrimental to our business, revenue, financial projections and growth.

We are also impacted by the Medicare Access and CHIP Reauthorization Act, under which physicians must choose to participate in one of two payment formulas, the Merit-Based Incentive Payment System (“MIPS”), or Alternative Payment Models (“APMs”). Beginning in 2019, MIPS allows eligible physicians to receive upward or downward adjustments to their Medicare Part B payments based on certain quality and cost metrics, among other measures. As an alternative, physicians can choose to participate in an Advanced APM. Advanced APMs are exempt from the MIPS requirements, and physicians who are meaningful participants in APMs will receive bonus payments from Medicare pursuant to the law. In November 2021, CMS released its 2022 Physician Fee Schedule Final Rule, in which CMS expanded the list of MIPS-eligible clinicians to include clinical social workers and certified nurse midwives. CMS has proposed limiting the number of significant changes to the Quality Payment Program by continuing a gradual implementation timeline for MIPS and APMs. In November 2022, CMS released its 2023 Physician Fee Schedule Final Rule, including 2023 Quality Payment Program policies. In the final rule, CMS finalized reporting requirements for MIPS Value Pathways (“MVPs”), a subset of measures to meet MIPS reporting requirements, effective as of January 1, 2023. In November 2023, CMS released its 2024 Physician Fee Schedule Final Rule, in which it finalized five new MVPs. Accordingly, there will be a total of 16 MVPs available for reporting during the 2024 performance period. Finally, starting with the 2024 performance period, all Advanced APMs must require the use of certified EHR technology (“CEHRT”).

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

More than 92% of our revenue during the years ended December 31, 2023 and 2022, was derived from risk-based agreements with health plans. While there are variations specific to each agreement, we generally contract with health plans to receive a fixed fee per month for professional services and assume the financial responsibility for the healthcare expenses of our patients. This type of contract is referred to as a “capitation” contract. To the extent that patients require more care than is anticipated and/or the cost of care increases, aggregate fixed compensation amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, and we are not able to increase the fee received under these risk agreements during their then-current terms, we could suffer losses with respect to such agreements.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, the size and growth of the overall U.S. healthcare market is subject to significant variables, including a changing regulatory environment and population demographic, which can be difficult to measure, estimate or quantify. Our business depends on member acquisition and retention, which further drives revenue from our contracts with health network partners. Estimates and forecasts of these factors in any given market is difficult and affected by multiple variables such as population growth, concentration of enterprise clients and population density, among other things. Further, we cannot assure you that we will be able to sufficiently penetrate certain market segments included in our estimates and forecasts, including due to limited deployable capital, ineffective marketing efforts or the inability to develop sufficient presence in a given market to gain members or contract with health network partners in that market. Once we acquire a member, apart from fixed annual membership fees and payments from health care partners, we derive revenue from patient in-office visits, which may be difficult to forecast over time, particularly as our billable service mix continues to expand. Finally, our contractual arrangements with health network partners typically have highly tailored capitation and other fee structures which vary across health network partners and are dependent on the number of members that receive healthcare services in a health network partner’s network. As a result, we may not be able to accurately forecast revenue from our health network partners. For these reasons, the estimates and forecasts in this Annual Report relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our patients or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect, store, use and disclose sensitive data, including PHI, and other types of personal data or PII relating to our employees, patients and others. We also process and store, and use third-party service providers to process and store, sensitive information, including intellectual property, confidential information and other proprietary business information. We manage and maintain such sensitive data and information utilizing a combination of on-site systems, managed data center systems and cloud-based computing center systems.

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this sensitive data and information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of such sensitive data or information, causing PHI or other PII to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, processing and transmission of employee, user and patient information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that could potentially have material cybersecurity risks. Because of the sensitivity of the PHI, other PII and other sensitive information we and our service providers collect, store, transmit and otherwise process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as by requiring certain contractors and other third-party service providers who handle this PHI, other PII and other sensitive information for us to enter into agreements that contractually obligate them to use reasonable efforts to safeguard such PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our contractors or third-party service providers, or the PHI, other PII, or other sensitive information we or contractors or third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, processing and transmission of such sensitive data and information. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. Despite our implementation of security measures, cyber-attacks are becoming more sophisticated and frequent. As a result, we or our third-party service providers may be unable to anticipate these techniques or to implement adequate protective measures.

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

Any such breach or interruption of our systems or those of any of our third-party service providers could compromise our networks or data security processes and sensitive information could be made inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as HIPAA, regulatory penalties, and the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. Unauthorized access, loss, or dissemination could also disrupt our operations, including our ability to perform our services, access patient health information, collect, process and prepare company financial information, provide information about our current and future services and engage in other patient and clinician education and outreach efforts. For example, in February 2024, UnitedHealth Group announced that its Change Healthcare information technology system was being taken offline for an undefined period, which could delay our ability to collect payments and confirm insurance eligibility of patients.

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

The results of regulatory proceedings, litigation, claims and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters require significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition and results of operations.

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

Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate patient needs and expectations, enhance the patient's experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater patient engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.

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

Our corporate cultures have contributed to our success, and if we cannot maintain a positive corporate culture, we could lose innovation, creativity and teamwork and our business may be harmed.

We believe that corporate culture has been a critical contributor to our success, particularly regarding our ability to attract highly skilled personnel. If we do not continue to develop corporate culture or maintain and preserve core values as we evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to continue our success.

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

It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a MA plan may seek repayment from us should CMS make any payment adjustments to the MA plan as a result of its audits. The plans also may hold us liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by us or our affiliated physicians. In addition, we could be liable for penalties to the government under the FCA currently set at $13,946 to $27,894 per claim for penalties assessed after January 15, 2024, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim.

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

Our offshore service providers involve inherent risks which could result in harm to our business.

We have and may in the future engage outsourcing partners that provide offshore customer-facing activities. These international activities are subject to inherent risks that are beyond our control, including:

•
risks related to government regulation or required compliance with local laws;
•
local licensing and reporting obligations;
•
difficulties in developing, staffing and simultaneously managing a number of varying foreign operations as a result of distance, language and cultural differences;
•
different, uncertain, overlapping or more stringent local laws and regulations;
•
political and economic instability, tensions, security risks and changes in international diplomatic and trade relations;
•
state or federal regulations that restrict offshoring of business operational functions or require offshore partners to obtain additional licenses, registrations or permits to perform services on our behalf;
•
geopolitical events, including natural disasters, public health issues, epidemics or pandemics, acts of war, and terrorism;
•
the impact of, and response of local governments to, the COVID-19 pandemic;
•
compliance with applicable U.S. laws and foreign laws related to consumer protection, intellectual property, privacy, data security, corruption, money laundering, and export/trade control;
•
misconduct by our outsourcing partners and their employees or even unsubstantiated allegations of misconduct;
•
risks due to lack of direct involvement in hiring and retaining personnel; and
•
potentially adverse tax developments and consequences.

Violations of the complex foreign and U.S. laws, rules and regulations that apply to our international operations and offshore activities of our service providers may result in heightened regulatory scrutiny, fines, criminal actions or sanctions against us, our directors, our officers or our employees, as well as restrictions on the conduct of our business and reputational damage.

The COVID-19 pandemic impacted our operations and, in the future, the COVID-19 pandemic or another pandemic, epidemic or outbreak of infectious disease, could materially adversely affect our financial condition and results of operations.

The COVID-19 pandemic impacted our business and could materially adversely affect our business in the future. During the pandemic, we established a COVID-19 rapid response program that created operational initiatives throughout the various spikes and variants. Our internal processes and protocols were designed to ensure the safety and well-being of our employees and continuous access to care for our patients. Our centers provided continuous service to our members by remaining open throughout the duration of the pandemic.

We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees in response to COVID-19 and any new variants that may emerge. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or patient retention, any of which could harm our financial condition and business operations.

Additionally, the expiration of the federal government's COVID-19 national emergency and public health emergency declarations in May 2023 may impact the coverage for and access to certain services for Medicaid patients. Expiration of the national emergency and public health emergency declarations also ended waivers for the provision of certain services, and returning our services to a pre-pandemic regulatory state similarly may increase our exposure to legal, regulatory, compliance and clinical risks.

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

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of our Class A Common Stock to fund any acquisition would cause economic dilution to existing stockholders. If we are unable to successfully integrate medical practices which we have or will acquire, or if target medical practices view our Class A Common Stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

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

Our operations are subject to extensive federal, state and local government laws and regulations, including without limitation:

•
the federal Anti-Kickback Statute, a criminal law, which prohibits, among other things, persons and entities from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, to induce or reward purchasing, leasing, ordering, or arranging for, referring, or recommending the purchase, lease or order of any good or service for which payment may be made, in whole or in part, under government health care programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute can result in significant civil monetary penalties and criminal fines, as well as imprisonment and exclusion from participation in government health care programs;
•
the federal civil False Claims Act, which may be enforced through civil whistleblower or qui tam actions and imposes significant civil penalties, treble damages and potential exclusion from government health care programs against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or for making a false record or statement material to an obligation to pay the federal government or for knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Further, a violation of the federal Anti-Kickback Statute can serve as a basis for liability under the federal civil False Claims Act. There is also the federal Criminal False Claims Act, which is similar to the federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government;
•
the federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;
•
the federal Physician Self-Referral Law, commonly referred to as the Stark Law, is a strict liability civil law that prohibits physicians from making “referrals” for “designated health services,” payable by Medicare or Medicaid, to entities with which the physician or an immediate family member of the physician has a “financial relationship,” unless an exception applies. The Stark Law further prohibits entities which have received such referrals from filing claims with Medicare (or billing another individual, entity or third party payor) for those referred services. The term “designated health services” includes, among other things, inpatient and outpatient hospital services, home health services, and clinical laboratory services;
•
similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims, and other fraud and abuse issues which typically are not limited to relationships involving government-funded programs. In some cases, these laws prohibit or regulate additional conduct beyond what federal law affects, including applicability to items and services paid by commercial insurers and private pay patients. Penalties for violating these laws can range from physician licensure sanctions, fines and criminal sanctions;
•
federal criminal statutes created by the Health Insurance Portability and Accountability Act (HIPAA), which impose criminal liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private insurance plans, or, in any matter involving a healthcare benefit program, for knowingly and willfully making materially false, fictitious or fraudulent statements in connection with the delivery of or payment for health care benefits;
•
Medicare and Medicaid participation and reimbursement rules and regulations;
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

We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with payors, physicians and providers to comply with state and federal anti-kickback statutes, the Stark Law and other applicable healthcare laws as described above. We dedicate compliance resources and maintain a formal compliance plan to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that we will be able to adhere to all of the laws and regulations that apply to our business, and any failure to do so could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, or otherwise challenge these arrangements, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse impact on our business, results of operations, financial condition, cash flows and reputation as a result. Similarly, we may face penalties under the FCA, the federal Civil Monetary Penalty Law or otherwise related to failure to report and return overpayments within 60 days of when the overpayment is identified and quantified. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made investments in resources to decrease the time it takes to identify, quantify and process overpayments, and may be required to make additional investments in the future.

Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the ACA make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA currently range from $13,946 up to $27,894 per false claim or statement for penalties assessed after January 15, 2024. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.

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

Due to the importance of the healthcare industry to the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. We could be affected by potential changes to healthcare laws, rules and regulations, including changes to subsidies, healthcare insurance marketplaces and Medicaid expansion and contraction.

For example, the status of the ACA may be subject to change as a result of political, legislative, regulatory, and administrative developments, as well as judicial proceedings. While there have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges, legislative attempts to completely repeal the ACA have been unsuccessful to date, and on June 17, 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

Another potentially existential challenge to the ACA is advancing in federal courts. Specifically, in Braidwood Management v. Becerra, the plaintiffs argue that the ACA’s requirement that insurance cover certain preventive services without cost sharing is unconstitutional. In September 2022, a federal district court in Texas ruled partly in favor of the plaintiffs and partly in favor of the Department of Health and Human Services, which is defending the ACA, finding, among other things, that the requirement that self-funded plans and insurers cover certain preventive services violates the plaintiffs' rights under the Religious Freedom Restoration Act. The federal government appealed this decision to the Fifth Circuit Court of Appeals, which subsequently issued an administrative stay of the district court’s ruling, thereby allowing the federal government to continue enforcing the preventive services requirement while the 5th Circuit considers the case. The case may ultimately be resolved by the United States Supreme Court. If the case succeeds, millions of Americans could lose access to preventive care guaranteed by the ACA or be forced to pay out of pocket for these services, and such an outcome could materially impact our business.

The ACA provided premium tax credits to help make insurance more affordable for individuals and families with incomes between 100% and 400% of the federal poverty limit. The American Rescue Plan Act ("ARPA") enacted in March 2021, temporarily extended these tax credits to individuals with incomes above 400% of the federal poverty level and made the subsidy more generous for those below 400%. The ARPA tax credits were originally set to expire on January 1, 2023, but Congress through the Inflation Reduction Act, enacted in mid-2022, extended the expanded tax credits through 2025. Partially because of these changes, millions of people newly enrolled in health exchange plans. If these tax credits are allowed to lapse, many Americans could lose insurance coverage, and that change could have a material impact on our business.

We expect the current Administration to continue to advance changes to the U.S. healthcare system, including changes to the ACA and further expanding government-funded health insurance options and potentially replacing current healthcare financing mechanisms with systems that would be entirely administered by the federal government. We cannot say for certain whether there will be additional future challenges to the ACA or what impact, if any, such challenges may have on our business. Changes resulting from these proceedings, and any legislative or administrative change to the current healthcare financing system, could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our securities.

In addition to the ACA, certain potentially material changes seem likely with respect to government reimbursement and the healthcare industry in general. For instance, the 2024 Medicare Physician Fee Schedule Final Rule decreased the 2024 conversion factor (i.e., the amount Medicare pays per relative value unit (RVU)) by nearly 3.4% from the 2023 amount. Congress may pass legislation to absorb some of these cuts, but Medicare payments to physicians are expected to decrease in 2024. This reduction will adversely affect reimbursement for physician services and could also negatively impact other GHC Program reimbursement and commercial payor reimbursement. These changes could materially impact our business.

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

Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to HIPAA and other federal and state privacy and security regulations, and our failure or perceived failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our patient base and revenue.

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

On December 1, 2022, the HHS Office for Civil Rights issued a bulletin on the requirements under HIPAA for online tracking technologies (e.g., cookies, pixels) to protect the privacy and security of health information. This bulletin outlined the HHS Office for

Civil Rights’ position on the use of online tracking technology vendors, when certain information received by such vendors constitutes PHI under HIPAA, and accordingly, when business associate agreements must be executed between covered entities, like the Company, and such vendors. We may incur additional expense to comply with this bulletin and future guidance from the HHS Office for Civil Rights on website tracking technologies, and agency’s heightened focus on website tracking technologies could pose enforcement risk to the Company in the future.

In addition to HIPAA, numerous other federal and state laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. These laws include an increasing number of state comprehensive data protection laws, such as the CCPA (as amended by the CPRA), the Colorado Privacy Act, the Connecticut Data Privacy Act, the Virginia Consumer Data Protection Act, and the Utah Consumer Privacy Act. While these new comprehensive data protection laws generally include exemptions for HIPAA-covered data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business. Additionally, states are increasingly regulating biometric information, such under the Illinois Biometric Information Privacy Act, the Texas Capture or Use of Biometric Identifier act, and the Washington Biometric Privacy Protection Act. State statutes and regulations vary from state to state, and these laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. Some federal and state laws and regulations impose stricter requirements than HIPAA for particularly sensitive information, such as substance use disorder treatment records, HIV-related information, and mental health treatment records. Likewise, some states impose stringent data security requirements, such as New York’s Stop Hacks and Improve Electronic Data Security Act and the Massachusetts Standards for the Protection of Personal Information of Residents of the Commonwealth. These data protection laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. In the event that new data privacy and security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us.

In addition to privacy and security laws, we are subject to rules promulgated pursuant to the federal 21st Century Cures Act. In May 2020, the HHS Office of the National Coordinator for Health Information Technology and CMS issued complementary new rules under the 21st Century Cures Act that are intended to enhance interoperability and prevent information blocking. These rules create significant new requirements for healthcare industry participants, including requirements to (i) provide patients with convenient access to health care information, (ii) support electronic exchange of data for transitions of care, and (iii) require participation in trust networks to improve interoperability. On June 27, 2023, the Department of Health and Human Services Office of the Inspector General (HHS-OIG) published its final rule implementing information blocking penalties for “actors,” which is supplemented by ONC’s January 9, 2024 final rule enhancing certain information blocking requirements. HHS-OIG may impose penalties for information blocking that has occurred after September 1, 2023, and ONC and HHS proposed a rule on November 1, 2023 listing certain disincentives for actors that conduct information blocking. The 21st Century Cures Act authorizes civil monetary penalties up to $1 million per information blocking violation. It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business.

Federal and state consumer protection laws, including laws that do not on their face specifically address data privacy or security, have been applied to data privacy and security matters by a range of government agencies and courts. The FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information, and in particular health information.

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

Some states have laws that prohibit or limit business entities from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians or engaging in certain arrangements, such as fee-splitting, with physicians (such activities generally referred to as the “corporate practice of medicine”). In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Some state laws, such as Florida law, generally do not prohibit the corporate practice of medicine. With respect to fee-splitting prohibitions, in some jurisdictions, courts have interpreted fee-splitting statutes as prohibiting percentage of gross revenue and percentage of net profit fee arrangements, regardless of whether the parties to the arrangement have legitimate business purposes and are providing legitimate services. Courts may refuse to enforce contracts where they find the parties have violated state fee-splitting prohibitions.

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

In the case of federal health care programs, initiatives, and models, in which we participate, such as the Medicare Shared Savings Program and the ACO REACH, we are required to certify compliance with state insurance regulatory requirements as a risk bearing entity. If we fail to comply with applicable state law, including as a result of rapidly evolving state regulation of risk sharing arrangements, we may not be in compliance with such certifications under these models. Such non-compliance could result in termination of our agreements to participate in these models and other penalties, sanctions, and liabilities.

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

If the benefits of our acquisitions do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

The integration of certain of our acquisitions subsequent to the Business Combination, including Steward Value-Based Care, remains subject to numerous uncertainties, some of which are unknown or may be outside of our control. We may not achieve the benefits of investments or acquisitions as quickly as expected or at all. If the benefits of our investments and acquisitions do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

We will continue to incur significantly increased costs as a result of operating as a public company, and management will be required to devote substantial time to compliance efforts.

We will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on the Board or as officers. Although the JOBS Act may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which could negatively impact our results of operations and financial condition.

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

We identified certain material weaknesses in our internal control over financial reporting. These material weaknesses have not been remediated as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Since identifying the material weaknesses, management has developed a remediation plan and implemented measures to address the underlying causes of each material weakness. Our efforts to date included the following:

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
•
During the second and third quarters of 2023, we designed and implemented controls to address the entity level and financial reporting risks identified, including those involving accounting for complex transactions, including financial instruments and contingent earnout liabilities.
•
During the second and third quarters of 2023, together with our external advisor, we designed a formal testing program to evaluate the design and operating effectiveness of key controls and began executing on the formal testing program.
•
During the third and fourth quarters of 2023, our external advisor performed key control testing consistent with our formal testing program.

Although we have implemented and tested controls as of December 31, 2023, the controls have not been in place and operating effectively for a sufficient period to evaluate if the material weaknesses have been remediated. We believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional changes to the design and implementation of controls.

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

Our stock price has in the past and may in the future fail to meet minimum requirements for continued listing on the Nasdaq Global Select Market. Our ability to publicly or privately sell equity securities and the liquidity of our Class A Common Stock could be adversely affected if we are delisted from the Nasdaq Global Select Market or if we are unable to transfer our listing to another stock market.

In the past we have received written notification from the Nasdaq Stock Market (“Nasdaq”), informing us that we were not in compliance with certain continued listing requirements of the Nasdaq Global Select Market. As previously disclosed, on January 5, 2024, we received a written notice from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our Common Stock for 33 consecutive business days, the Company no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Global Select Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

We completed a 1-for-30 reverse stock split on Class A Common Stock on January 31, 2024. On February 15, 2024, we received a letter from Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement and have remained in compliance.

There can be no assurance that we will continue to maintain compliance with the requirements for listing our Class A Common Stock on Nasdaq. Any potential delisting of our common stock from the Nasdaq Global Select Market would likely result in decreased liquidity and increased volatility for our Class A Common Stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our Class A Common Stock from the Nasdaq Global Select Market would also make it more difficult for our stockholders to sell our Class A Common Stock in the public market.

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

We effected a reverse stock split on January 31, 2024 which may adversely impact the market price of our Class A Common Stock.

We effected a reverse stock split of our outstanding Class A Common Stock at a ratio of 1-for-30 shares, which was effected at 11:59 p.m. Eastern Time on January 31, 2024. The effect of the Reverse Split upon the market price of our Class A Common Stock cannot be predicted with certainty and there is no assurance that our Class A Common Stock will trade at a price consistent with such Reverse Split. Accordingly, it is possible that the market price of our Class A Common Stock following the Reverse Split will decline, possibly more than would occur in the absence of a Reverse Split.

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

We issued 783,333 shares of Class A Common Stock in connection with the closing of the Steward Acquisition, representing approximately 21% of our Class A Common Stock issued and outstanding as of the closing date, which resulted in a significant, immediate dilution to our stockholders. Additionally, upon the issuance of any shares earned pursuant to the earnout in the Steward Acquisition (the “Steward Earnout Shares”), there will be significant additional dilution to the Company’s stockholders, and even in the event that the Steward Earnout Shares are not issued, the potential for the issuance of the Steward Earnout Shares may negatively affect the trading price of our securities in anticipation of such dilution. Additionally, the dilution caused by the shares issued in connection with the Steward Acquisition could, among other things, limit the ability of our current stockholders to influence management of the Company.

Sales of a substantial number of the shares issued in connection with the Steward Acquisition in the public market, or the perception that such sales may occur, could adversely affect the market price of our securities.

Our Warrants are exercisable for our Class A Common Stock and we have outstanding contingent earnout consideration, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We issued public warrants to purchase 95,833 shares of Class A Common Stock as part of our Initial Public Offering (the "IPO") and concurrently with our IPO, we issued 97,222 warrants in a private placement, each of which entitles the holder to purchase one thirtieth (1/30th) of one share of Class A Common Stock at $345.00 per whole share. Also, as it relates to the Steward Acquisition, we estimate that 1.3 million shares of Class A Common Stock will become issuable if certain performance thresholds are met by the Steward Value-Based Care business. There can be no assurance that all of, or any of the warrants will be exercised, or that the Steward Earnout Shares will be issued, but shares of Class A Common Stock, which may be issued upon exercise of our warrants and/or the achievement of performance thresholds by the Steward Value-Based Care business, will result in dilution to the then existing holders of our Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares in the public market could adversely affect the market price of our Class A Common Stock.

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

Additionally, as of December 31, 2023, we had approximately 0.2 million shares of Class A Common Stock available for issuance pursuant to the CareMax, Inc. 2021 Long-Term Incentive Award Plan (the “2021 Plan”). Historical and future awards under the 2021 Plan may reduce the market price of Class A Common Stock and be dilutive to existing stockholders.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years after our IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equaled or exceeded $250.0 million as of the end of the prior June 30th, and (2) our annual revenues equaled or exceeded $100.0 million during such completed fiscal year or the market value of our common stock held by non-affiliates equaled or exceeded $700.0 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

A recent ruling by the Court of Chancery in Delaware introduced uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (the “DGCL”) required a separate vote in favor of at least a majority of the outstanding shares of Class A Common Stock, in addition to a vote in favor of at least a majority of the outstanding shares of Class A and Class B common stock, $0.0001 par value per share (“Class B Common Stock”), voting together as a single class, to properly authorize an increase in the aggregate number of authorized shares of such Class A Common Stock. At a special meeting of the stockholders of the Company held on June 4, 2021, a majority of the then-outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, voting together as a single class, voted to approve the Company’s Third Amended and Restated Certificate of Incorporation, which, among other things, increased the total number of authorized shares of all classes of capital stock (the “Charter Amendment”). Notwithstanding the fact that the proxy statement relating to the special meeting of stockholders did not disclose that a separate vote of the Class A Common Stock was required, a majority of the then-outstanding shares of Class A Common Stock voted in favor of the 2021 Charter Amendment. Accordingly, we do not believe that the Delaware ruling applies to us. However, if the Court of Chancery in Delaware were to determine that this ruling does apply to us, this or any other failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations and, with respect to the 2021 Charter Amendment, require us to seek relief with the Delaware Court of Chancery.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

We have a process in place for assessing, identifying, and managing material risks from cybersecurity threats. This process is integrated into the Company’s overall risk management framework, as overseen by the Company’s Board of Directors.

We design and assess our program based on various cybersecurity frameworks, such as the National Institute of Standards & Technology. Our process includes overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company conducts security assessments of third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company from time to time engages third-party consultants and legal advisors in evaluating and testing the Company’s risk management framework and assessing and remediating certain potential cybersecurity incidents as appropriate.

For information regarding cybersecurity risks that may materially affect our Company, see “Risk Factors — Risks Related to Our Business and Industry — We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage — and — Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or our patients or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.” To date we have not identified any breaches from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Given the increasing cybersecurity threats in the healthcare industry, there can be no assurance we will not experience business interruptions; data loss, ransom, misappropriation or corruption, theft, or misuse of proprietary data, patient or other personally identifiable information; or litigation, investigation, or regulatory action related to any of those, any of which could have a material adverse effect on our patient care, ability to admit patients and to bill and collect for services provided on a timely basis, financial position, and results of operations and could harm our business reputation. Accordingly, no matter how well our program is designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Governance Related to Cybersecurity Risks

Management is responsible for the day-to-day management of cybersecurity risks we face, while our Board of Directors has responsibility for the oversight of risk management. The Audit Committee of our Board of Directors oversees the management of our risks from cybersecurity threats. In addition, the Board of Directors discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them.

Our Vice President of Information Technology is responsible for developing, implementing, and maintaining our cybersecurity risk management policies and procedures. The Vice President of Information Technology has over twenty years of information technology management experience. The Vice President of Information Technology and his team hold regular meetings focused on prevention and detection of cybersecurity threats, business continuity and identity protection.

The Vice President of Information Technology reports to our Chief Digital Officer and provides semi-annual cybersecurity updates to the Audit Committee of our Board of Directors. In the event of the detection of an actual or suspected cybersecurity incident, a designated management committee is engaged to investigate the incident, manage response, and report the incident to securities counsel to assist with assessment of materiality. A member of the executive team would inform our Board of Directors as warranted.

Item 2. Properties

Our principal executive offices are located in Miami, Florida, where we occupy facilities totaling approximately 21,100 square feet under a lease that expires in April 2028.

We currently lease or license all of our centers, and as of December 31, 2023, we leased approximately 600,000 gross square feet relating to 56 centers located in Florida, New York, Tennessee and Texas. Our leases are typically on terms ranging from 10 to 20 years. Each of our lease or license agreements provides that the lessor may terminate the lease, subject to applicable cure provisions, for a number of reasons, including the defaults in any payment of rent, taxes or other payment obligations or the breach of any financial covenants or restrictions related to our business, or other covenants in the lease. Termination of certain of our lease agreements could result in a cross-default under our debt agreements or other lease agreements. If a lease agreement is terminated, there can be no assurance that we will be able to enter into a new lease agreement on similar or better terms or at all.

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

In March 2024, we failed to make rent payments due pursuant to certain leases on centers that we generally do not intend to operate. See Risk Factors – “We lease all of our facilities and may experience risks relating to lease termination, lease expense escalators, lease extensions, special charges and our inability to comply with provisions of our lease agreements.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and Public warrants are listed on the Nasdaq Global Select Market under the symbol “CMAX” and “CMAXW”, respectively.

Holders

As of March 11, 2024, there were 71 record holders of our Class A Common Stock. In addition to holders of record of our Class A Common Stock we believe there is a substantially greater number of “street name” holders or beneficial holders whose Class A Common Stock is held of record by banks, brokers and other financial institutions.

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

None.

Item 6. Reserved

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, references in this section to “CareMax,”“we,”“us,” “our,” and the “Company” refer to CareMax, Inc. together with its consolidated subsidiaries. The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, capital resources and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Our Business

As of December 31, 2023, CareMax operated 56 centers in Florida, New York, Tennessee, and Texas. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

CareMax’s comprehensive, high touch approach to health care delivery is powered by its CareOptimize technology platform. CareOptimize is a purpose built end-to-end technology platform that aggregates data and analyzes that data using proprietary algorithms and machine learning to support more informed care delivery decisions and to focus care decisions on preventative chronic disease management and the social determinants of health. CareMax believes that CareOptimize is designed to drive better outcomes and lower costs. CareMax has shifted from selling the CareOptimize platform to new outside customers for a software subscription fee and is instead focused on providing the software to affiliated practices of its MSO to further improve financial, clinical and quality outcomes from the affiliated providers.

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

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly over the age of 65 (approximately 78% and 77% of revenue for the years ended December 31, 2023 and 2022, respectively, came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of the Medicare patients cared for in CareMax’s centers are enrolled in MA plans which are run by private insurance companies and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs. We contract with nearly all national and most regional, local MA plans.

In addition to MA contracts, through our MSO we service other Medicare patients through a variety of value-based contracts, such as MSSP and ACO REACH.

Reverse Stock Split

We completed our 1-for-30 Reverse Split that became effective on January 31, 2024. As a result of the Reverse Split, every thirty shares of Class A Common Stock issued and outstanding as of the Effective Date automatically converted into one share of Class A Common Stock. No fractional shares were issued in connection with the Reverse Split. In lieu of issuing fractional shares, stockholders of record who otherwise would have been entitled to receive fractional shares were entitled to rounding up of the fractional share to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on a 1-for-30 reverse split ratio, all issued and outstanding shares of the Company's Class A Common Stock, as well as the terms of warrants and other derivative securities outstanding at the time of the effectiveness of the Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of Class A Common Stock. There was no change in the par value of our common stock or preferred stock.

References to numbers of shares of Class A Common Stock and per share data in the foregoing discussion for periods ended prior to January 31, 2024, including the accompanying financial statements and notes to the financial statements have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented.

Comparability of Financial Results

In May 2022, the Company entered into a credit agreement (the “Credit Agreement”) that provided for an aggregate of up to $300.0 million in term loans, comprised of (i) initial term loans in aggregate principal amount of $190.0 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110.0 million (the “Delayed Draw Term Loans” or “DDTL”). In May 2022, the Company drew $190.0 million of the Initial Term Loans and used approximately $121.0 million of 'the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended (the “Existing Credit Agreement”) and recognized related debt extinguishment losses of $6.2 million.

On March 8, 2023 (the “Amendment Closing Date”), the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations --Credit Facilities – Credit Agreement” below for more information.

During the years ended December 31, 2023 and 2022, the Company drew $125.0 million and $45.0 million of the Delayed Draw Term Loans, respectively. We expect a material increase in interest expense as a result of increased debt balances and higher interest rates.

In November 2022, we completed the Steward Acquisition. The Steward Acquisition was accounted for as a business combination. Accordingly, assets acquired, including separately identifiable intangible assets, were recorded at their fair value. The Steward Acquisition drove, among other things, an increase of $80.4 million in amortizable intangible assets and $304.2 million in goodwill on our balance sheet as of December 31, 2022. As a result of the Steward Acquisition, in 2023 there was a material increase in revenue, external provider costs and cost of care expenses, and an increase in noncash amortization of acquired intangibles.

In November 2022, the Company entered into a Loan and Security Agreement for a Term Loan in the aggregate principal amount of $35.5 million (the “Term Loan”). The Company used the proceeds of the Term Loan to fund the Financed Net Pre-Closing Medicare AR acquired in connection with the Steward Acquisition. The Term Loan bore interest at 12.0% per annum. In addition, the Borrowers paid a facility fee equal to 3.0% of the aggregate principal amount of the Term Loan. Any additional interest (if applicable) accrued and owing during the term of the Loan and Security Agreement was paid in kind and capitalized to principal monthly in arrears. In October 2023, the Company paid off all outstanding indebtedness of $35.5 million due under the Loan and Security Agreement with the proceeds of the MSSP payment from the federal government, and the Loan and Security Agreement was terminated.

Our results of operations include the results of Steward Value-Based Care from November 10, 2022 through December 31, 2022 and full year results of Steward Value-Based Care for the year ended December 31, 2023. Accordingly, our consolidated results of operations for the year ended December 31, 2023 are not comparable to our consolidated results of operations for prior periods and may not be comparable with our consolidated results of operations for future periods.

Key Factors Affecting Our Performance

Our Patients

As discussed above, the Company partners with Medicare, Medicaid, and commercial insurance plans. While CareMax currently services mostly Medicare patients, we also accept Medicare fee-for-service patients. The chart below shows a breakdown of membership as of the dates indicated.

Patient Count as of*	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023
Medicare Advantage	33,500	34,000	37,000	39,500	93,500	95,500	102,500	107,000	111,500
Medicare Government VBC	—	—	—	—	109,500	107,000	101,000	99,500	97,500
Medicaid	28,000	28,500	29,500	31,500	33,500	33,500	30,500	28,500	25,500
Commercial	21,500	21,500	21,500	22,000	22,000	34,500	38,500	38,000	36,000
Total Count	83,500	84,000	88,000	93,000	258,500	271,000	272,500	273,000	270,000

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

MCREM Count as of*	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023
Medicare Advantage	33,500	34,000	37,000	39,500	93,500	95,500	102,500	107,000	111,500
Medicare Government VBC	—	—	—	—	109,500	107,000	101,000	99,500	97,500
Medicaid	9,400	9,400	9,900	10,600	11,100	11,200	10,100	9,500	8,400
Commercial	7,200	7,200	7,100	7,300	7,400	11,400	12,900	12,700	11,900
Total Count	50,100	50,600	54,000	57,400	221,500	225,100	226,500	228,700	229,300

*Figures may not sum due to rounding

Medicare Advantage Patients

As of December 31, 2023, CareMax had approximately 111,500 MA patients of which 98% were in value-based agreements. Approximately 33% of patients in the Medicare Advantage value-based care agreements were in full-risk contracts. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for substantially all of the patient’s medical costs, CareMax is attributed an agreed percentage of the premium the Medicare plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by the Company). A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the Medicare plan. If medical costs paid by the Medicare plan exceed premiums, CareMax is responsible to reimburse the Medicare plan.

Medicare Government Value-Based Care ("VBC") Programs

As of December 31, 2023, CareMax had approximately 97,500 patients enrolled in Medicare Government VBC Programs, of which approximately 92% were in the MSSP and 8% were in the ACO REACH program. The MSSP is sponsored by CMS. The MSSP allows participating ACOs to receive a share of cost savings they generate in connection with the management of costs and quality of medical services rendered to Medicare beneficiaries. Payments to the ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, the ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each participant if the participant is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. MSRs vary depending on the number of beneficiaries assigned to the ACO, must be achieved before the ACO can receive up to a 75% share of the savings if quality performance standards are met; the ACO is also responsible for 40% of the deficit. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared with the ACO.

Medicaid Patients

As of December 31, 2023, CareMax had approximately 25,500 Medicaid patients of which 100% were in value-based agreements. Approximately 90% of patients in the Medicaid value-based care agreements were in full-risk contracts. Using the MCREM metric, the level of support required to manage these Medicaid patients equates to that of approximately 8,400 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program.

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

Commercial Patients

As of December 31, 2023, CareMax managed approximately 36,000 commercial patients of which 96% were under a value-based agreement that provided upside only financial incentives for quality and utilization performance. Using the MCREM metric, the level of support required to manage these commercial patients equates to that of approximately 11,900 Medicare patients.

CareMax cares for a number of commercial patients (less than 1% of the Company’s total patients) for whom it is reimbursed on a fee-for-service basis via their health plan in situations where it does not have a capitation relationship with that particular health plan.

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

Contracts with Payors

Our economic model relies on its capitated partnerships with payors which manage and market Medicare plans across the United States. CareMax has established strategic value-based relationships with a number of different payors for MA patients, Medicaid patients and ACA patients. During the year ended December 31, 2023, our three largest payor relationships were Payor A, Payor C and Payor E, which generated 23%, 21% and 15% of our revenue, respectively. During the year ended December 31, 2022 our three largest payor relationships were Payor A, Payor B, and Payor C, which generated 29%, 18% and 18% of our revenue, respectively. These existing contracts and relationships with our national partners and their understanding of the value of the CareMax model reduces the risk of entering into new markets as CareMax typically seeks to have payor contracts in place before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new markets, are critical to our long-term success. We believe CareMax’s model is well-aligned with that of its payor partners to drive better health outcomes for their patients, enhance patient satisfaction, and drive incremental patient and revenue growth. This alignment of interests helps ensure our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 41% of our total operating expenses for the year ended December 31, 2023 and 57% of our total operating expenses for the year ended December 31, 2022. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at emergency rooms or hospitals; we do not restrict their access to care. Therefore, we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us from medical claims in excess of certain levels.

Seasonality in our Business

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

Payor Settlements

As it relates to our MSSP contracts, settlements from the prior year from CMS typically take place during the fourth quarter of each year, which results in variability of our accounts receivable, cash flow from operations, and cash balances throughout the year.

Investments in Centers

We have invested into new de novo centers both within and outside of Florida. De novo centers require upfront capital and operating expenditures, which typically are not fully offset by revenues in the near-term, as a result of which we expect a period of unprofitability in our de novo centers before they break even. Costs we incur prior to opening of a de novo center include (1) incremental payroll costs from employees specifically associated with the operational, contractual, physical, or regulatory infrastructure for de novo centers, prior to their opening; (2) legal costs directly associated with the de novo centers, incurred prior to their opening, which includes services such as execution of leases, health plan contracts and other agreements; (3) other expenses related to diligence, design, permitting, and other “soft costs” at new sites; and (4) rent and facility expenses prior to center opening. Once a de novo center opens, we incur post-opening losses, which consist of center-level operating losses recognized at a de novo center until the center breaks even, up to 18 months after opening. The de novo post-opening losses consist of revenue, external provider costs and cost of care allocated to the de novo center. During the years ended December 31, 2023 and 2022, we incurred de novo pre-opening costs and post-opening losses, on a combined basis, of $23.3 million and $13.0 million, respectively.

Key Business Metrics

In addition to our financial information which conforms with generally accepted accounting principles in the United States (“GAAP”), management reviews a number of operating and financial metrics, including the following key metrics, to evaluate its business, measure its performance, identify trends affecting its business, formulate business plans, and make strategic decisions.

Use of Non-GAAP Financial Information

Certain financial information and data contained in this Annual Report is unaudited and does not conform to Regulation S-X. Accordingly, such information and data may not be included in, may be adjusted in, or may be presented differently in, any periodic filing, information or proxy statement, or prospectus or registration statement to be filed by the Company with the SEC. Some of the financial information and data contained in this Annual Report, such as Adjusted EBITDA and Platform Contribution have not been prepared in accordance with GAAP. These non-GAAP measures of financial results are not GAAP measures of our financial results or liquidity and should not be considered as an alternative to net income (loss) as a measure of financial results, cash flows from operating activities as a measure of liquidity, or any other performance measure derived in accordance with GAAP. The Company believes these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to the Company’s financial condition and results of operations. Management uses these non-GAAP measures for trend analyses and for budgeting and planning purposes.

The Company believes that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating projected operating results and trends in and in comparing the Company’s financial measures with other similar companies, many of which present similar non-GAAP financial measures to investors. Management does not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company’s financial statements. In addition, they are subject to inherent limitations as they reflect the exercise of judgment by management about which expense and income are excluded or included in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents non-GAAP financial measures in connection with GAAP results. You should review the Company’s GAAP financial statements, which are included in this Annual Report and on our publicly-filed reports.

Adjusted EBITDA

Adjusted EBITDA is defined as net income or loss before interest expense, depreciation and amortization, remeasurement of warrant and contingent earnout liabilities, goodwill impairment, stock-based compensation, loss on extinguishment of debt, acquisition and integration related costs, Business Combination integration costs, income tax benefit, and other income or expenses that are considered one-time in nature as determined by management.

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

Reconciliation to Adjusted EBITDA

	Years Ended December 31,
(in thousands)	2023	2022	Y/Y Change
Net loss	$(683,348)	$(37,796)	$(645,552)
Interest expense	54,434	20,455	33,979
Depreciation and amortization	27,787	21,719	6,069
Remeasurement of warrant and contingent earnout liabilities	(23,868)	(80,696)	56,829
Goodwill impairment	547,200	70,000	477,200
Stock-based compensation	10,599	10,271	327
Loss on extinguishment of debt	—	6,172	(6,172)
Business Combination integration costs (1)	2,718	9,015	(6,297)
Acquisition and integration related costs (2)	3,158	20,293	(17,135)
Other (3)	(868)	(759)	(109)
Income tax benefit	(863)	(19,542)	18,678
Adjusted EBITDA	$(63,051)	$19,133	$(82,183)

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

	Years Ended December 31,
(in thousands)	2023	2022
Consulting and legal fees (a)	$1,039	$5,058
Severance costs	—	1,524
Other (b)	1,679	2,433
	$2,718	$9,015

(a) Represents consulting and legal costs directly associated with efforts related to integration of the two privately held companies that were combined in the Business Combination.

(b) Represents primarily vendor expenses identified as temporary or duplicative and/or expenses outside the ordinary course of business and not necessary to run the Company's business.

(2) Includes all costs recognized in acquisition related costs in our consolidated statements of operations and incremental payroll compensation expense for employees directly associated with services to achieve synergies related to closed transactions. Significant components of acquisition and integration related costs were as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Advisor and other professional fees (a)	$154	$15,117
Compensation costs (b)	3,004	5,177
	$3,158	$20,293

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

(3) Components of other were as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Interest income	$(1,849)	$(213)
Other income	(874)	(1,000)
Tax-related costs	—	202
Severance costs	1,639	—
Other	216	252
	$(868)	$(759)

Operating Metrics and Non-GAAP Platform Contribution

In addition to our GAAP financial information, we review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

The following metrics are as of the indicated date, except for Platform Contribution, which is for the three month period ended as of the indicated date:

Non-GAAP Operating Metrics	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023
Centers	45	48	48	51	62	62	62	62	56
Markets	4	6	6	7	7	7	7	7	7
Patients (MCREM)*	50,100	50,600	54,000	57,400	221,500	225,100	226,500	228,700	229,300
Patients in value-based care arrangements (MCREM)	79.3%	79.8%	81.0%	78.2%	97.6%	99.0%	99.4%	98.8%	98.8%
Platform Contribution ($, millions)	$16.0	$17.2	$21.6	$20.6	$25.6	$24.7	$28.6	$21.1	$(55.6)
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

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

(in millions)	Dec 31, 2021	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023
Gross profit (a)	$9.6	$11.2	$15.4	$14.8	$17.2	$17.1	$20.4	$12.0	$(63.5)
Depreciation and amortization	6.1	5.1	4.9	4.6	7.2	6.6	6.8	6.8	7.6
Stock-based compensation	0.1	0.4	1.3	1.2	1.2	1.0	1.3	1.2	0.1
Other adjustments (b)	0.2	0.5	0.1	0.1	—	—	—	1.0	0.2
Platform Contribution	$16.0	$17.2	$21.6	$20.6	$25.6	$24.7	$28.6	$21.1	$(55.6)

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

(b) Other adjustments include incremental costs related to post-Business Combination integration initiatives and other one-time center-level costs. Other adjustments reflected during the three months ended March 31, 2022, include $0.3 million of costs for a pilot project regarding outsourcing. During the three months ended September 30, 2023 and December 31, 2023, other adjustments include $1.0 million and $0.2 million, respectively, of severance costs related to center staff.

Impact of COVID-19

The rapid spread of COVID-19 around the world and throughout the United States altered the behavior of businesses and people, with significant negative effects on federal, state and local economies. The virus disproportionately impacts older adults, especially those with chronic illnesses, which describes many of our patients.

Management cannot accurately predict the future impacts of COVID-19 due to the uncertainty surrounding future spikes in COVID-19 cases or new variants that may emerge in the future. We estimate our performance for the year ended December 31, 2022, was impacted by approximately $1.0 million of direct COVID-19 costs.

Components of Results of Operations

Revenue

Medicare Risk-Based Revenue and Medicaid Risk-Based Revenue. Our Medicare and Medicaid risk-based revenue consists primarily of capitation fees for medical services provided by us or managed by our MSO under a global capitation arrangement made directly with various MA payors. Capitation is a fixed amount of money per patient per month paid in advance for the delivery of health care services, whereby we are generally liable for medical costs in excess of the fixed payment and are able to retain any surplus created if medical costs are less than the fixed payment. A portion of our capitated revenues are typically prepaid monthly to us based on the number of MA patients selecting us as their primary care provider. Our capitated rates are determined as a percentage of the premium the MA plan receives from CMS for our at-risk members. Those premiums are determined via a competitive bidding process with CMS and are based upon the cost of care in a local market and the average utilization of services by the patients enrolled. Medicare pays capitation using a “risk adjustment model,” which compensates providers based on the health status (acuity) of each individual patient. Payors with higher acuity patients receive more in premium, and those with lower acuity patients receive less in premium. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled. As premiums are adjusted via this risk adjustment model, our capitation payments will correlate with how our payor partners’ premiums change with CMS. Risk adjustment in future periods may be impacted by our inability to accurately document the health needs of our patients, which may have an adverse impact on our revenue.

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

Government Value-Based Care Revenue. Government value-based care revenue consists primarily of revenue derived from the MSSP. The MSSP is sponsored by CMS. The MSSP allows ACOs to receive a share in cost savings they generate in connection with the managing of costs and quality of medical services rendered to Medicare beneficiaries. Payments to ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, an ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”) must be achieved before the ACO can receive a share of the savings. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared at a certain percentage with the ACO. The MSR varies depending on the number of beneficiaries assigned to the ACO.

Other Revenue. Other revenue consists primarily of professional capitation payments and pharmacy revenue. Capitation revenues are a fixed amount of money per patient per month paid in advance for the delivery of primary care services only, whereby CareMax is not liable for medical costs in excess of the fixed payment. Capitated revenues are typically paid monthly to CareMax based on the number of patients selecting us as their primary care provider. Our capitated rates are fixed, contractual rates. Incentive payments for Healthcare Effectiveness Data and Information Set (“HEDIS”) and any services paid on a fee-for-service basis by a health plan are also included in other revenue. Other revenue also includes ancillary fees earned under contracts with certain payors for the provision of certain care coordination and other care management services. These services are provided to patients covered by these payors regardless of whether those patients receive their care from our affiliated medical groups. Revenue for primary care service for patients in partial risk or upside-only contracts and pharmacy revenue are reported in other revenue.

Operating Expenses

External Provider Costs. External provider costs include services at-risk patients utilize that are rendered by providers other than CareMax. These include claims paid by the health plan and estimates for unpaid claims. The estimated reserve for incurred but not paid claims is included as a reduction to accounts receivable as we do not pay medical claims as well as the legal right of offset exists and we have the intent and ability to offset these expenses against receivables. Actual claims expense will differ from the estimated liability due to differences in estimated and actual patient utilization of health care services, the amount of charges, and other factors. We typically reconcile our medical claims expense with our payor partners on a monthly basis and adjust our estimate of incurred but not paid claims if necessary. To the extent we revise our estimates of incurred but not paid claims for prior periods up or down, there would be a correspondingly favorable or unfavorable effect on our current period results that may or may not reflect changes in long term trends in our performance. We expect our medical claims expenses to increase in both absolute dollar terms as well as on a PMPM basis given the healthcare spending trends within the Medicare population and the increasing disease burden of patients as they age.

The Company re-evaluated key assumptions and estimates and based on this analysis, the Company identified changes in estimates to revenue, external provider costs, short-term and long-term accounts receivable, net, and risk settlement liabilities. Accordingly, the Company recognized the following changes in prior year estimates in each respective period (in thousands):

	Years Ended December 31,
Increase (decrease)	2023	2022
Revenue	$(42,934)	$9,046
External provider costs	900	9,662
Short-term and long-term accounts receivable, net	(34,542)	(616)
Risk settlement liabilities	9,292	—

For the year ended December 31, 2023, the decrease in revenue related to the prior year dates of service was primarily driven by updated information from MSO Medicare health plans, lower than expected revenue in our centers population from Medicare risk adjustment, an unseasonably early 2022-2023 flu season, and more current data from one Medicaid health plan. For the year ended December 31, 2022, the developments related to the prior year dates of service were driven by claims development from COVID-related utilization.

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

Corporate, General and Administrative Expenses. Corporate, general, and administrative expenses represent employee-related expenses, such as salaries and related benefits, including stock-based compensation for support functions like finance, legal, human resources, and business development. In addition, these expenses include corporate technology, third party professional services and corporate occupancy costs.

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

Loss on extinguishment of debt. Loss on extinguishment of debt consists primarily of write-offs of unamortized debt issuance costs upon early repayments of debt.

Other income (expenses), net. Other income (expenses), net, consists of miscellaneous non-operating corporate expenses and gains.

Results of Operations

Year Ended December 31, 2023, compared to Year Ended December 31, 2022.

The following table sets forth our consolidated statements of operations data for the periods indicated:

	Years Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Revenue
Medicare risk-based revenue	$519,834	$486,718	$33,117	6.8%
Medicaid risk-based revenue	105,893	96,534	9,358	9.7%
Government value-based care revenue	67,708	6,389	61,320	959.8%
Other revenue	57,667	41,492	16,175	39.0%
Total revenue	751,102	631,132	119,970	19.0%
Operating expenses
External provider costs	572,329	424,182	148,147	34.9%
Cost of care	164,872	126,648	38,224	30.2%
Sales and marketing	14,274	11,761	2,513	21.4%
Corporate, general and administrative	80,684	75,824	4,860	6.4%
Depreciation and amortization	27,787	21,719	6,069	27.9%
Goodwill impairment	547,200	70,000	477,200	681.7%
Acquisition related costs	108	13,165	(13,057)	(99.2%)
Total operating expenses	1,407,254	743,297	663,956	89.3%
Operating loss	(656,152)	(112,165)	(543,986)	(485.0%)
Nonoperating income (expense)
Interest expense	(54,434)	(20,455)	(33,979)	(166.1%)
Change in fair value of derivative warrant liabilities	3,952	4,401	(449)	(10.2%)
Gain on remeasurement of contingent earnout liabilities	19,916	76,295	(56,380)	(73.9%)
Loss on extinguishment of debt	—	(6,172)	6,172	100.0%
Other income, net	2,507	759	1,748	230.3%
Total nonoperating expenses	(28,059)	54,828	(82,887)	(151.2%)
Loss before income taxes	(684,211)	(57,337)	(626,873)	(1,093.3%)
Income tax benefit	(863)	(19,542)	18,678	95.6%
Net loss	$(683,348)	$(37,796)	$(645,552)	(1,708.0%)

Medicare risk-based revenue. Medicare risk-based revenue was $519.8 million for the year ended December 31, 2023, an increase of $33.1 million, or 6.8%, compared to $486.7 million for the year ended December 31, 2022. This increase was driven primarily by a 20.6% increase in the total number of at-risk patients, partially offset by a 11.4% net decrease in rates, driven by member mix, and unfavorable net prior period development of $18.3 million mainly due to more current membership updates.

Medicaid risk-based revenue. Medicaid risk-based revenue was $105.9 million for the year ended December 31, 2023, an increase of $9.4 million, or 9.7% compared to $96.5 million for the year December 31, 2022. This increase was driven primarily by the 15.7% increase in patients, partially offset by a 5.2% decrease in rates driven by member mix.

Government valued-based care revenue. Government value-based care revenue was $67.7 million for the year ended December 31, 2023, an increase of $61.3 million, compared to $6.4 million for the year December 31, 2022. This increase was driven by the current year activity having twelve months of revenue, as compared to one and a half months of revenue activity as a result of the timing of the Steward Acquisition.

Other revenue. Other revenue was $57.7 million for the year ended December 31, 2023, an increase of $16.2 million, or 39.0%, compared to $41.5 million for the year ended December 31, 2022. The increase is mainly driven by growth in pharmacy revenues due to enhanced service offerings.

External provider costs. External provider costs were $572.3 million for the year ended December 31, 2023, an increase of $148.1 million, or 34.9%, compared to $424.2 million for the year ended December 31, 2022. The increase was mostly driven by incremental costs to support the increase in membership over the same period and the impact of more current data from a single Medicaid health plan and an unseasonably early flu season, which began in the fourth quarter of 2022 and affected our costs in 2023.

Cost of care. Cost of care expenses were $164.9 million for the year ended December 31, 2023, an increase of $38.2 million, or 30.2%, compared to $126.6 million for the year ended December 31, 2022. The increase was due to increases in rent expense, headcount, medical supplies, and other related costs to support and operate the higher number of centers, including de novo centers, and members in the current period, as compared to the prior period.

Sales and marketing expenses. Sales and marketing expenses were $14.3 million for the year ended December 31, 2023, an increase of $2.5 million, or 21.4%, compared to $11.8 million for the year ended December 31, 2022. The increase was primarily due to expanding our sales staff and marketing efforts to increase membership levels in our centers, as the Company operated more centers, including de novo centers, in 2023 as compared to 2022.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $80.7 million for the year ended December 31, 2023, an increase of $4.9 million, or 6.4% compared to $75.8 million for the year ended December 31, 2022. The increase was primarily from higher salaries, wages and professional fees as the Company grew its corporate infrastructure to support its operational growth.

Depreciation and amortization. Depreciation and amortization expense was $27.8 million for the year ended December 31, 2023, an increase of $6.1 million, or 27.9%, compared to $21.7 million for the year ended December 31, 2022. This increase was primarily driven by the amortization of intangibles acquired as part of the Steward Acquisition.

Goodwill impairment. During the year ended December 31, 2023, the Company recognized a goodwill impairment of $547.2 million, mainly driven by the reduction of the market value of the Company's Class A Common Stock, compared to $70.0 million of goodwill impairment charges recognized during the year ended December 31, 2022.

Acquisition related costs. Acquisition related costs were $0.1 million for the year ended December 31, 2023, a decrease of $13.1 million, or 99.2%, compared to $13.2 million for the year ended December 31, 2022.

Interest expense. Interest expense was $54.4 million for the year ended December 31, 2023, an increase of $34.0 million, or 166.1%, compared to $20.5 million for the year ended December 31, 2022. This increase was due to the increased borrowings and higher weighted-average interest rate. Refer to Note 8, Debt and Related Party Debt, to our consolidated financial statements included in this Report for additional information on the borrowings outstanding as of December 31, 2023.

Change in fair value of derivative warrant liabilities. We recorded a gain of $4.0 million during the year ended December 31, 2023, a decrease of $0.4 million, or 10.2%, as compared to a gain of $4.4 million during the year ended December 31, 2022. This decrease is primarily driven by the change in the market value of the Company's Class A Common Stock as of December 31, 2023, relative to that as of December 31, 2022.

Gain on remeasurement of contingent earnout liabilities. We recorded a gain of $19.9 million during the year ended December 31, 2023, a decrease of $56.4 million, or 73.9%, as compared to a gain of $76.3 million during the year ended December 31, 2022. This decrease is primarily driven by the decrease in the market value of the Company's Class A Common Stock since December 31, 2022.

Loss on extinguishment of debt. For the year ended December 31, 2022, in connection with the early extinguishment and termination of the Existing Credit Agreement, the Company recognized a loss on extinguishment of debt of $6.2 million.

Other income, net. Other income, net was $2.5 million for the year ended December 31, 2023, an increase of $1.7 million, or 230.3%, compared to other income, net of $0.8 million for the year ended December 31, 2022. This increase was mainly due to interest earned in 2023 on our money market investments.

Income tax benefit. Income tax benefit was $0.9 million for the year ended December 31, 2023, a decrease of $18.7 million, or 95.6%, compared to income tax benefit of $19.5 million for the year ended December 31, 2022. This decrease was mainly driven by the tax benefit generated in 2022 from the tax effects of intangibles acquired through the Steward Acquisition.

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had cash and cash equivalents of $65.5 million.

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

Our future capital expenditures will depend on many factors, including patient volume, revenue growth rates, the pace and scale of our expansion in new and existing markets and any future acquisitions. Many of our capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment service period and during initial patient set up. We may be required to seek additional equity or debt financing, in addition to cash on hand and borrowings under our credit facilities in connection with operating or growing our business, including debt financing that may be available to us from certain health plans for each new center that we open under the terms of our agreements with those health plans. In the event that additional financing is required from outside sources, we may not be able to raise it on acceptable terms or at all. If additional capital is unavailable when desired, our business, results of operations, and financial condition would be materially and adversely affected.

See Note 1, Basis of Presentation and Significant Accounting Policies and Going Concern, to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K for details regarding our going concern consideration. As a result of our recent financial performance and current projections, we do not expect to be in compliance with the maximum leverage ratio and minimum liquidity covenants specified in the Credit Agreement for the twelve months from the date of issuance of the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K. As a result, the indebtedness outstanding under the Credit Agreement, was classified as current within the consolidated balance sheet included in the consolidated financial statements.

Credit Facilities

Credit Agreement

In May 2022, the Company entered into the Credit Agreement that provided for the Initial Term Loans and Delayed Draw Term Loans. The Credit Agreement permits the Company to enter into certain incremental facilities subject to compliance with the terms, conditions and covenants set forth therein. In May 2022, the Company drew $190.0 million of the Initial Term Loans and used approximately $121.0 million of the net proceeds from this borrowing to repay its outstanding obligations under Existing Credit Agreement and recognized related debt extinguishment losses of $6.2 million.

On the Amendment Closing Date, the Company entered into the Second Amendment to the Credit Agreement. The Second Amendment amended the Credit Agreement to, among other things, (i) provide for a new incremental delayed draw term loan B facility in an aggregate principal amount of $60.0 million; (ii) revise the commitment expiration date for the Company’s existing $110.0 million Delayed Draw Term Loan to forty-five days following the Amendment Closing Date, (iii) extend the commencement of amortization payments on loans under the Credit Agreement from March 31, 2024 to May 31, 2025; (iv) reduce the amount of interest that the Company may elect to capitalize from 4.00% to 3.50% beginning on the second anniversary of the execution date of the Credit

Agreement, 3.00% beginning on the third anniversary of the execution date of the Credit Agreement, and 1.50% beginning on December 10, 2025; (v) increase the amount of the super-priority revolving credit facility that is permitted to be added to the Credit Agreement to $45.0 million and provide that the entirety of such facility may be used for general corporate purposes; and (vi) amend the prepayment provisions of the Credit Agreement, including to have such provisions run as of the Amendment Closing Date.

During the years ended December 31, 2023 and 2022, the Company drew $125.0 million and $45.0 million of the Delayed Draw Term Loans, respectively. Based on the elections made by the Company, as of December 31, 2023, borrowings under the Credit Agreement bore interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment based on the elected interest period) plus an applicable margin rate of 9.00%. As permitted under the Credit Agreement, the Company elected to capitalize 4.00% of the interest as principal amount. As a result of this election, the cash interest component of the applicable margin increased by 0.50%. Amortization payments under the Credit Agreement are payable in quarterly installments, commencing on May 31, 2025, in aggregate principal amounts equal to 0.25% of the aggregate outstanding principal amount of Initial Term Loans and Delayed Draw Term Loans. All amounts owed under the Credit Agreement are due in May 2027.

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

The Company was in compliance with all of its financial covenants under the Credit Agreement, except for one instance where we were in violation of the maximum total leverage ratio, as of December 31, 2023. However, on such occasion, in March 2024, the lenders agreed to waive the violation of such covenant and certain other covenants and not enforce their rights and remedies from the resulting events of default under the Credit Agreement through May 15, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events. Therefore, as of December 31, 2023, we were not considered in violation of the covenants set forth in the Credit Agreement. Refer to Note 18, Subsequent Events, for additional information related to the covenant waiver obtained subsequent to December 31, 2023. Our failure to comply with covenants under the Credit Agreement could give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under such agreement and/or trigger a cross default under our other long-term leases.

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

Pursuant to the Loan and Security Agreement, the Lenders provided the Borrowers a term loan (the “Term Loan”) in the aggregate principal amount of $35.5 million. The Company used the proceeds of the Term Loan to fund the Financed Net Pre-Closing Medicare AR acquired in connection with the Steward Acquisition.

The Term Loan bore an interest rate at 12.0% per annum. In addition, the Borrowers paid a facility fee equal to 3.0% of the aggregate principal amount of the Term Loan.

The Loan and Security Agreement matured on the earlier of November 30, 2023, or three business days after the Borrowers receive payment for the Financed Net Pre-Closing Medicare AR from the federal government. In October 2023, the Company paid off all outstanding indebtedness of $35.5 million due under the Loan and Security Agreement with the proceeds of the MSSP payment from the federal government, and the Loan and Security Agreement was terminated.

Elevance Health Collaboration Agreement

In connection with our collaboration agreement with Elevance Health, which was announced in August of 2021, we may open centers across a number of priority states as part of our de novo strategy to open new centers. Elevance Health has agreed to provide debt financing of up to $1.0 million for each new center opened in partnership with Elevance Health. We intend to use such funds to partially offset the costs of opening new centers in connection with our de novo growth strategy.

In October 2022, in connection with the Elevance Health Collaboration Agreement we entered into a promissory note for an amount of $1.0 million due in October 2032. Funds received from Elevance Health pursuant to the aforementioned promissory note will be used to finance costs of one new center that was opened in partnership with Elevance Health.

Finance Leases

We lease certain of our center facilities under non-cancelable finance lease agreements. Refer to Note 14, Leases, in the Notes to Consolidated Financial Statements for additional information, including the schedule of remaining lease payments. The remaining duration of such leases ranges from 19 to 20 years.

Our finance leases require us to satisfy certain financial maintenance tests, such as maintaining the minimum stockholder's equity of $100.0 million and minimum cash balance of $25.0 million. Refer to Note 18, Subsequent Events, in the Notes to Consolidated Financial Statements for information regarding an event of default related to such leases that occurred subsequent to December 31, 2023.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(46,913)	$(68,216)
Net cash used in investing activities	(14,611)	(62,502)
Net cash provided by financing activities	85,427	124,428

Operating Activities. Net cash used in operating activities for the year ended December 31, 2023 was $46.9 million, a decrease of $21.3 million, as compared to $68.2 million used in operating activities during the year ended December 31, 2022. This decrease is primarily due to the collection on MSSP arrangement receivables during 2023. There were no collections on MSSP arrangement receivables during the year ended December 31, 2022.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2023 of $14.6 million consisted of the investments in leasehold improvements and medical equipment for our centers. Net cash used in investing activities for the year ended December 31, 2022, was $62.5 million, which was driven by purchases of leasehold improvements and medical equipment for our centers, cash purchase consideration of $55.8 million related to the Steward Acquisition and acquisition of medical practices, offset by the $0.8 million return of funds held in escrow related to 2021 acquisitions.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2023 of $85.4 million was driven by the $122.0 million drawn on our Delayed Draw Term Facility, net of related discounts, payment of issuance costs of $0.8 million, and repayment of the related party and third-party borrowings of $35.8 million. Net cash provided by financing activities for the year ended December 31, 2022 was $124.4 million, driven by the net proceeds of $230.0 million from borrowings issued under the Credit Agreement, net proceeds of $29.9 million from borrowings issued under the Loan and Security Agreement, offset by payment of related debt issuance costs of $7.3 million, early repayment of our Existing Credit Agreement of $122.0 million and issuance of cash collateral for letters of credit of $5.4 million.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under the Credit Agreement, and operating and finance leases for our centers.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023, or 2022, other than operating or finance leases which have not yet commenced.

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

Government Value-Based Care Revenue

Government Value-Based Care Revenue consists primarily of revenue derived from the Medicare Shared Savings Program (“MSSP”). The MSSP is sponsored by the Center for Medicare and Medicaid Services (“CMS”). The MSSP allows ACOs to receive a share of cost savings they generate in connection with the managing of costs and quality of medical services rendered to Medicare beneficiaries. Payments to ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, an ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”) must be achieved before the ACO can receive a share of the savings. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared at a certain percentage with the ACO. The MSR varies depending on the number of beneficiaries assigned to the ACO.

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

External Provider Costs

External Provider Costs include all costs of caring for our at-risk patients and for third-party healthcare service providers that provide medical care to our patients for which we are contractually obligated to pay (through our full-risk capitation arrangements). The estimated reserve for liability for unpaid claims is included in "Accounts receivable, net" in the consolidated balance sheets where the legal right of offset exists and there is the intent and ability to offset. Actual claims expense will differ from the estimated liability due to differences in estimated and actual member utilization of health care services, the amount of charges and other factors. From time to time, but at least annually, we assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made. Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established whereby we, as the contracted provider, receive only a portion of the risk and the associated surplus or deficit. We estimate and recognize an adjustment to medical expenses for Part D claims related to these risk corridor provisions based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period.

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

The Company's acquisitions, at times, has included earn-out provisions, also referred to as contingent consideration, which provide for additional consideration to be paid to the seller if certain conditions are met. These provisions are recorded as liabilities or as equity at fair value on the acquisition date and re-assessed or re-measured at fair value each reporting period until they expire or settle.

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

ASC 350, Intangibles—Goodwill and Other, allows entities to first use a qualitative approach to test goodwill for impairment by determining whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company will perform the quantitative goodwill impairment test, in which we compare the fair value of the reporting unit, determined using an income approach based on the present value of expected future cash flows, a market approach, or combination of both, given each assessment period’s specific facts and circumstances, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Goodwill impairment testing involves judgment, including the identification of reporting units, qualitative evaluation of facts and circumstances to determine if it is more likely than not that an impairment exists, and, if necessary, the estimation of the fair value of the applicable reporting unit. During the years ended December 31, 2023 and 2022, we performed impairment testing and recognized goodwill impairment charges of $547.2 million and $70.0 million, respectively. Because our total shareholders’ equity exceeded our market capitalization at each goodwill impairment testing date, we estimated the fair value of our single reporting unit primarily on the basis of the Company's market capitalization after considering reasonable control premiums which could be expected in transactions with third-party market participants. As a result, goodwill impairments in each period were primarily driven by the reduction of the market value of our stock price. As of December 31, 2023, if all other assumptions were held constant and the share price decreased by 1%, the estimated fair value would decrease by approximately 1.0% or $0.5 million. There is no assurance that actual results will not differ materially from the underlying assumptions used in estimating the Company's fair value. Further adverse changes to macroeconomic conditions or our earnings forecasts could lead to additional goodwill or intangible asset impairment charges in future periods and such charges could be material to our results of operations.

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

DFHT issued 193,056 common stock warrants in connection with our initial public offering (95,833) and a simultaneous private placement (97,222), which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At each measurement date, fair value of warrants issued has been estimated using Monte Carlo simulations.

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

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of December 31, 2023, based on the material weaknesses in internal control over financial reporting described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 using criteria established in "Internal Control – Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2023.

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

Remediation Plan for the Material Weaknesses

Since identifying the material weaknesses, management has developed a remediation plan and implemented measures to address the underlying causes of each material weakness. Our efforts to date included the following:

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
•
During the second and third quarters of 2023, we designed and implemented controls to address the entity level and financial reporting risks identified, including those involving accounting for complex transactions, including financial instruments and contingent earnout liabilities.
•
During the second and third quarters of 2023, together with our external advisor, we designed a formal testing program to evaluate the design and operating effectiveness of key controls and began executing the formal testing program.
•
During the third and fourth quarters of 2023, our external advisor performed key control testing consistent with our formal testing program.

Although we have implemented and tested controls as of December 31, 2023, the controls have not been in place and operating effectively for a sufficient period to evaluate if the material weaknesses have been remediated. Although no assurance can be made that such remediation will occur, or that additional material weaknesses will not be identified, we believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional changes to the design and implementation of controls.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

Credit Agreement Amendment

On March 15, 2024 (the “Third Amendment Effective Date”), we entered into a Waiver and Third Amendment to Credit Agreement (the “Third Amendment”) among us, certain of our subsidiaries, as guarantors, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent. The Third Amendment amended the Credit Agreement to, among other things, (i) waive certain events of default under the Credit Agreement in the limited manner set forth therein through May 15, 2024 (the “Third Amendment Specified Period”), subject to an earlier termination of the waiver upon the occurrence of certain specified events, (ii) increase the applicable margin rate by 2.00% during the Third Amendment Specified Period, which additional interest we may elect to capitalize as principal amount on the outstanding loans and (iii) modify certain covenants contained in the Credit Agreement, including, but not limited to, reducing the minimum liquidity requirement to $10 million during the Third Amendment Specified Period and providing for additional reporting to the lenders. Refer to Note 1, Basis of Presentation and Significant Accounting Policies and Going Concern, to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K for details regarding our going concern consideration.

Letter Agreement

On March 14, 2024, we entered into a Letter Agreement with Kevin Wirges, our Executive Vice President, Treasurer and Chief Financial Officer (the “Letter Agreement”). Pursuant to the Letter Agreement, we agreed to pay Mr. Wirges a lump sum cash bonus payment of $700,000 (the “Bonus Payment”). The Bonus Payment is subject to clawback of the after-tax value of the Bonus Payment if, prior to the earlier of (i) the one-year anniversary of the date the Bonus Payment is paid, (ii) the consummation of certain events regarding the Company’s capital structure, including, without limitation, a refinancing of our existing secured indebtedness and (iii) a Change in Control of the Company (as defined in our 2021 Long-Term Incentive Plan), Mr. Wirges’ employment is terminated by us for “Cause” or due to his voluntary resignation without “Good Reason” (each as defined in Mr. Wirges’ employment agreement).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item relating to our directors and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2024 Annual Meeting of Stockholders (the “Definitive Proxy Statement”).

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
2.1†

Business Combination Agreement, dated as of December 18, 2020, by and among the Company, the entities listed in Annex I to the Business Combination Agreement, Deerfield Healthcare Technology Acquisitions Corp., IMC Holdings, LP, CareMax Medical Group, L.L.C., IMC Medical Group Holdings, LLC, and Deerfield Partners, L.P. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K/A, filed with the SEC on December 21, 2020).

2.2†

Agreement and Plan of Merger, dated May 31, 2022, by and among, CareMax, Inc., Sparta Merger Sub I Inc., Sparta Merger Sub II Inc., Sparta Merger Sub III Inc., Sparta Merger Sub I LLC, Sparta Merger Sub II LLC, Sparta Merger Sub III LLC, Sparta Sub Inc., SNCN Holdco Inc., SICN Holdco Inc., Sparta Holding Co. LLC, and Steward Health Care System LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2022).

3.1

Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A, filed with the SEC on June 9, 2021).

3.2

Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of CareMax, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024).

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A filed with the SEC on June 9, 2021).
3.4	Certificate of Designation of Series A Preferred Stock of CareMax, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022).
4.1	Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A filed with the SEC on June 9, 2021).
4.2	Specimen Warrant Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form 8-A filed with the SEC on June 9, 2021).
4.3

Warrant Agreement, dated as of July 16, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2020).

4.4	Description of Securities (Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K, filed with the SEC on March 30, 2023).
10.1

Amended and Restated Registration Rights Agreement, dated as of December 18, 2020, by and among the Company, DFHTA Sponsor LLC, Deerfield Partners and the other parties thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the SEC on December 21, 2020).

10.2	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (File No. 001-39391), filed with the SEC on December 21, 2020).
10.3	Form of Deerfield Subscription Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A, filed with the SEC on December 21, 2020).
10.4†

Credit Agreement, dated as of May 10, 2022, by and among the Company, certain of the Company’s subsidiaries as guarantors, Jefferies Finance LLC, as Administrative Agent, Collateral Agent, Sole Lead Arranger and Bookrunner, BlackRock Financial Management, as Lead Manager, Crestline Direct Finance, L.P., as Documentation Agent, and certain other banks and financial institutions serving as lenders (Incorporated by reference to Exhibit 10.24 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-264654), filed with the SEC on May 18, 2022).

10.5†

First Amendment to Credit Agreement, dated December 30, 2021, by and among the Company, Royal Bank of Canada, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Bank, RBC Capital Markets, LLC and Truist Securities, Inc., as Syndication Agents, Joint Lead Arrangers and Joint Book Runners, and certain other banks and financial institutions serving as lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2022).

10.6

Second Amendment to Credit Agreement, dated as of March 8, 2023, by and among the Company, certain of the Company’s subsidiaries as guarantors, Jefferies Finance LLC, as Administrative Agent, Collateral Agent, Sole Lead Arranger and Bookrunner, BlackRock Financial Management, as Lead Manager, Crestline Direct Finance, L.P., as Documentation Agent, and certain other banks and financial institutions serving as lenders (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2023).

10.7**	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.8**	CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).
10.9**

Form of Nonstatutory Stock Option Agreement under the CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-260477, filed with the SEC on December 17, 2021).

10.10**

Form of Restricted Stock Units Agreement under the CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-260477), filed with the SEC on December 17, 2021).

10.11**

Form of Incentive Stock Option Agreement under the CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 333-260477), filed with the SEC on December 17, 2021).

10.12**

Form of Restricted Stock Agreement under the CareMax, Inc. 2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-260477), filed with the SEC on December 17, 2021).

10.13†

MSO Risk Agreement, dated as of July 1, 2009, by and among Healthsun Health Plans, Inc. and Managed Healthcare Partners, LLC (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.14†+

First Amendment to MSO Risk Agreement, dated as of December 17, 2015, by and among Healthsun Health Plans, Inc. and Managed Healthcare Partners, LLC (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.15

Securities Purchase Agreement, dated as of March 8, 2021, by and among Interamerican Medical Center Group, LLC, Senior Medical Associates, LLC, Stallion Medical Management, LLC and Mohsin Jaffer (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2021).

10.16

Asset Purchase Agreement, dated as of July 5, 2021, by and among CareMax, Inc., CareMax Medical Centers of Central Florida, LLC, Unlimited Medical Services of Florida, LLC and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2021).

10.17

Exclusive Real Estate Advisory Agreement, dated as of July 13, 2021, by and between CareMax, Inc., Related CM Advisor, LLC and, with respect to certain sections thereof, The Related Companies, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2021).

10.18**

Separation and Release Agreement, dated September 30, 2021, by and between CareMax, Inc. and William C. Lamoreaux (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2021).

10.19**

Executive Employment Agreement, dated December 13, 2021, by and between Managed Healthcare Partners, L.L.C. and Carlos A. de Solo (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2021).

10.20**

Executive Employment Agreement, dated December 13, 2021, by and between Managed Healthcare Partners, L.L.C. and Alberto de Solo (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2021).

10.21**

Executive Employment Agreement, dated December 13, 2021, by and between Managed Healthcare Partners, L.L.C. and Kevin Wirges (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2021).

10.22†

Investor Rights Agreement, dated as of November 10, 2022, by and between CareMax, Inc., Dr. Ralph de la Torre, Dr. Michael Callum, and certain other equity holders (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022).

10.23

Amendment to that certain Amended and Restated Registration Rights Agreement, dated as of November 10, 2022, by and among CareMax, Inc. and certain investors, including the Majority Deerfield Investors, the Majority IMC Investors, and the Majority CareMax Investors (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022).

10.24

Amendment to that certain Registration Rights Agreement, dated as of November 10, 2022, by and among CareMax, Inc. and Related CM Advisor, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022).

10.25

Consent and First Amendment to Credit Agreement, dated as of November 10, 2022, by and among CareMax, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022).

21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	CareMax, Inc. Compensation Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL)

+		Certain portions of this exhibit have been omitted pursuant to Regulation S-K, Item (601)(b)(10).
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

Date: March 18, 2024	CareMax, Inc.

/s/ Carlos A. de Solo
Name: Carlos A. de Solo
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Carlos A. de Solo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2024
Carlos A. de Solo

/s/ Kevin Wirges	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2024
Kevin Wirges

/s/ Jose R. Rodriguez	Chairman of the Board of Directors	March 18, 2024
Jose R. Rodriguez

/s/ Kevin Berg	Director	March 18, 2024
Kevin Berg

/s/ Bryan Cho	Director	March 18, 2024
Bryan Cho

/s/ Dr. Vincent Omachonu	Director	March 18, 2024
Dr. Vincent Omachonu

/s/ Ryan O'Quinn	Director	March 18, 2024
Ryan O'Quinn

/s/ Dr. Ralph de la Torre	Director	March 18, 2024
Dr. Ralph de la Torre

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CareMax, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CareMax, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations which caused the Company to fail a financial covenant in its Credit Agreement as of December 31, 2023, but for which it received a limited waiver from the lenders. The Company expects to continue to generate losses and negative cash flows, which are expected to cause it to continue to fail its financial covenants. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 18, 2024

We have served as the Company’s auditor since 2022.

CAREMAX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS

Current Assets
Cash and cash equivalents	$65,528	$41,626
Accounts receivable, net	114,754	151,743
Other current assets	3,066	3,968
Total Current Assets	183,348	197,336

Property and equipment, net	47,918	21,006
Operating lease right-of-use assets	109,215	108,937
Goodwill, net	156,841	700,643
Intangible assets, net	101,243	123,585
Deferred debt issuance costs	—	1,685
Other assets	24,737	17,550
Total Assets	$623,301	$1,170,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$6,275	$7,687
Accrued expenses	16,224	16,854
Risk settlement liabilities	42,602	14,171
Related party liabilities	190	1,777
Related party debt, net	—	30,277
Current portion of third-party debt, net	364,380	253
Current portion of operating lease liabilities	8,975	5,512
Other current liabilities	165	790
Total Current Liabilities	438,812	77,322
Derivative warrant liabilities	22	3,974
Long-term debt, net	21,443	230,725
Long-term operating lease liabilities	97,136	96,539
Contingent earnout liability	—	134,561
Other liabilities	4,443	8,075
Total Liabilities	561,856	551,196
COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS' EQUITY
Preferred stock (1,000,000 shares authorized; one share issued and outstanding as of December 31, 2023 and December 31, 2022)	—	—
Class A common stock ($0.0001 par value; 8,333,333 shares authorized; 3,744,732 and 3,711,086 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively) [1]	11	11
Additional paid-in-capital	782,371	657,126
Accumulated deficit	(720,938)	(37,590)
Total Stockholders' Equity	61,444	619,547

Total Liabilities and Stockholders' Equity	$623,301	$1,170,743

1 Share amounts have been restated to reflect the 1-for-30 reverse stock split that the Company completed on January 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022
Revenue
Medicare risk-based revenue	$519,834	$486,718
Medicaid risk-based revenue	105,893	96,534
Government value-based care revenue	67,708	6,389
Other revenue	57,667	41,492
Total revenue	751,102	631,132

Operating expenses
External provider costs	572,329	424,182
Cost of care	164,872	126,648
Sales and marketing	14,274	11,761
Corporate, general and administrative	80,684	75,824
Depreciation and amortization	27,787	21,719
Goodwill impairment	547,200	70,000
Acquisition related costs	108	13,165
Total operating expenses	1,407,254	743,297
Operating loss	(656,152)	(112,165)
Nonoperating income (expense)
Interest expense	(54,434)	(20,455)
Change in fair value of derivative warrant liabilities	3,952	4,401
Gain on remeasurement of contingent earnout liabilities	19,916	76,295
Loss on extinguishment of debt	—	(6,172)
Other income, net	2,507	759
Total nonoperating expenses	(28,059)	54,828
Loss before income tax	(684,211)	(57,337)
Income tax benefit	(863)	(19,542)
Net loss	$(683,348)	$(37,796)

Weighted-average basic shares outstanding [1]	3,727,725	3,026,644
Weighted-average diluted shares outstanding [1]	3,727,725	3,026,644
Net loss per share
Basic	$(183.31)	$(12.49)
Diluted	$(183.31)	$(12.49)

1 Share amounts have been restated to reflect the 1-for-30 reverse stock split that the Company completed on January 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Years Ended December 31, 2023 and 2022
	Class A Common Stock [1]		Preferred	Additional	Retained Earnings	Total
	Shares	Amount	Stock	Paid-in-capital	(Deficit)	Equity
BALANCE - DECEMBER 31, 2021	2,912,266	$9	$—	$505,327	$33	$505,370
Stock-based compensation expense	—	—	—	10,271	—	10,271
Issuance of shares upon vesting of stock-based compensation awards	17,854	—	—	—	—	—
Initial Share Consideration to acquire Steward Value-Based Care	783,333	2	—	134,418	—	134,420
Cancellation of shares and return of cash held in escrow	(2,367)	—	—	(481)	—	(481)
Vesting of Series B Warrants under Advisory Agreement	—	—	—	7,590	—	7,590
Other	—	—	—	—	173	173
Net loss	—	—	—	—	(37,796)	(37,796)
BALANCE - DECEMBER 31, 2022	3,711,086	11	—	657,126	(37,590)	619,547
Stock-based compensation expense	—	—	—	10,599	—	10,599
Issuance of shares upon vesting of stock-based compensation awards	33,646	—	—	—	—	—
Reclassification of contingent consideration previously liability classified	—	—	—	114,645	—	114,645
Net loss	—	—	—	—	(683,348)	(683,348)
BALANCE - DECEMBER 31, 2023	3,744,732	$11	$—	$782,371	$(720,938)	$61,444

1 Share amounts have been restated to reflect the 1-for-30 reverse stock split that the Company completed on January 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(683,348)	$(37,796)
Adjustments to reconcile net loss to cash and cash equivalents:
Depreciation and amortization expense	27,787	21,719
Amortization of debt issuance costs and discounts	8,314	2,382
Stock-based compensation expense	10,599	10,271
Income tax benefit	(863)	(19,542)
Change in fair value of derivative warrant liabilities	(3,952)	(4,401)
Gain on remeasurement of contingent earnout liabilities	(19,916)	(76,295)
Loss on extinguishment of debt	—	6,172
Payment-in-kind interest expense	12,064	5,277
Non-cash finance lease expense	419	—
Provision for credit losses	(1,588)	1,243
Goodwill impairment	547,200	70,000
Amortization of right-of-use assets	11,527	—
Other non-cash, net	1,488	853
Changes in operating assets and liabilities:
Accounts receivable	25,941	(66,561)
Other current assets	902	2,505
Risk settlement liabilities	32,560	6,775
Other assets	(6,501)	(3,127)
Operating lease liabilities	(5,897)	4,386
Accounts payable	413	1,730
Accrued expenses	(2,601)	4,722
Related party liabilities	(1,069)	—
Other liabilities	(393)	1,470
Net cash used in operating activities	(46,913)	(68,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,611)	(7,450)
Return of cash held in escrow	—	785
Acquisition of businesses, net of cash acquired	—	(55,837)
Net cash used in investing activities	(14,611)	(62,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	122,000	229,241
Proceeds from related party borrowings	—	29,876
Principal payments of related party debt	(35,510)	(121,977)
Principal payments of third-party debt	(253)	—
Payments of debt issuance costs	(810)	(7,272)
Collateral for letters of credit	—	(5,439)
Net cash provided by financing activities	85,427	124,428

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,903	(6,290)
Cash and cash equivalents - beginning of period	41,626	47,917
CASH AND CASH EQUIVALENTS - END OF PERIOD	$65,528	$41,626

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW - CONTINUED

	Years Ended December 31,
	2023	2022
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Equity and warrant consideration issued to The Related Companies, L.P.	$—	$7,590
Equity consideration issued in acquisitions	—	134,420
Contingent consideration issued in business combination	—	210,856
Additions to property and equipment funded through accounts payable	1,039	2,847
Cancellation of shares held in escrow	—	821
Accrued purchase consideration	—	1,225
Financed property and equipment purchases	957	607
Reclassification of contingent consideration previously liability classified	114,645	—
Decrease in right-of-use assets and lease liabilities due to lease remeasurements	3,747	—
Right-of-use assets obtained in exchange for operating lease obligations	16,745	44,184
Right-of-use assets obtained in exchange for finance lease obligations	19,193	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	34,307	12,797

The accompanying notes are an integral part of these consolidated financial statements.

CAREMAX, INC.

Notes to Consolidated Financial Statements

Note 1. DESCRIPTION of business AND GOING CONCERN

CareMax, Inc. (“CareMax” or the “Company”), formerly Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), is a Delaware corporation, which announced its initial public offering in July 2020 (the "IPO") as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax provides high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. As of December 31, 2023, the Company operated 56 centers and managed affiliated providers across 10 states that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

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

Subsequent to consummation of the Business Combination, primarily during the second half of 2021, the Company acquired Senior Medical Associates, LLC ("SMA"), Stallion Medical Management, LLC ("SMM"), Unlimited Medical Services of Florida, LLC ("DNF"), Advantis Physician Alliance, LLC ("Advantis"), Business Intelligence & Analytics LLC ("BIX"), and three additional businesses (together with the acquisitions of SMA, SMM, DNF, Advantis and BIX, the "Acquisitions"). In November 2022, the Company acquired the Medicare value-based care business of Steward Health Care System (“Steward Value-Based Care”), further described in Note 4, Acquisitions. Refer to Note 6, Goodwill and Other Intangible Assets, for information about measurement period adjustments.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has generated recurring losses and negative cash flows from operations since completion of the Business Combination, and based on projections following its fourth quarter 2023 results, management believes that, absent the Company successfully taking certain measures to reduce operating expenses and/or divest certain assets or businesses, as set forth below, the Company will continue to incur net losses and negative cash flows for the foreseeable future. The Company obtained a limited waiver of certain breaches of financial covenants under the Credit Agreement through May 15, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events, as further explained in Note 18, Subsequent Events. Further, as of the date hereof, the Company has failed to pay rent under certain of its lease agreements. Although the Company had $65.5 million in cash and cash equivalents and $114.8 million of accounts receivable, net, at December 31, 2023, absent the Company successfully implementing management’s plans as set forth below, the Company believes it will not be able to comply with the minimum liquidity requirement and maximum leverage ratio covenants contained in its Credit Agreement once the current limited waiver expires. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for one year after the date these consolidated financial statements are issued, and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Management’s plans that are intended to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern include selling certain assets, exiting certain markets and reducing operating expenses. The Company's efforts to reduce operating expenses may include lowering external provider costs, exiting nonprofitable centers, consolidating certain medical centers, delaying capital expenditures and reducing non-essential spending. The Company may also seek to raise additional capital or refinance its indebtedness to provide additional liquidity to fund its losses until its operations become cash flow positive. There is no guarantee

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

that the Company will be able to implement its operational plans or raise additional equity or debt financing on acceptable terms, if at all.

Reverse Stock Split

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on February 5, 2024, on January 31, 2024 (the "Effective Date"), the Company effected a 1-for-30 reverse stock split of the Company's Class A common stock, par value $0.0001 (the "Reverse Split"). As a result of the Reverse Split, every thirty shares of the Class A Common Stock issued and outstanding as of the Effective Date automatically converted into one share of Class A Common Stock. No fractional shares were issued in connection with the Reverse Split. In lieu of issuing fractional shares, stockholders of record who otherwise would have been entitled to receive fractional shares were entitled to rounding up of the fractional share to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on a 1-for-30 split ratio, all issued and outstanding shares of the Company's common stock, as well as the terms of warrants outstanding at the time of the effectiveness of the Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock. There was no change in the par value of our Common Stock or Preferred Stock.

References to number of shares of Class A Common Stock and per share data (except par value) in the accompanying financial statements and notes thereto for periods ended prior to January 31, 2024 have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity ("VIE"). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. Refer to Note 17, Variable Interest Entities, for additional information.

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

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

Segment Financial Information

The Company’s chief operating decision maker (“CODM”), who is the Company's Chief Executive Officer, regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company identifies operating segments based on this review by its CODM and operates in and reports as a single operating segment, which is to care for its patients’ needs. For the periods presented, all of the Company’s long-lived assets were located in the United States, and all revenue was earned in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The areas where significant estimates are used in the accompanying financial statements include, but are not limited to, revenues and related receivables from risk adjustments, costs of our services and related liabilities, purchase price allocations, including fair value estimates of intangibles and contingent consideration, the valuation and related impairment testing of long-lived assets, including goodwill and intangible assets, the valuation of derivative warrant liabilities, and the estimated useful lives of fixed assets and intangible assets, including internally developed software. Actual results could differ from those estimates.

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

The Company's acquisitions, at times, have included earn-out provisions, also referred to as contingent consideration, which provide for additional consideration to be paid to the seller if certain conditions are met. These provisions are recorded as liabilities or as equity at fair value on the acquisition date and re-assessed for balance sheet classification and re-measured at fair value each reporting period until they expire or settle.

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

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

For enrolled members in which we control healthcare services, we act as the principal and the gross fees under these contracts are reported as revenue and the cost of third-party medical care is included in external provider costs.

The Company generates management services organization (“MSO”) revenue for services it renders to independent physician associations (the “IPAs”) under administrative service contracts. The MSO revenue is recognized in the month in which the eligible members are entitled to receive healthcare benefits during the contract term. For MSO contracts in which the Company acts as a principal in coordinating and controlling the range of services provided (other than clinical decisions) and, thus, accepts full financial risk for members attributed to the IPA and is therefore responsible for the cost of all healthcare services required by those members, the fees are recognized on a gross basis, consistent with ASC 606, Revenue From Contracts with Customers ("ASC 606"). The related revenue is recorded in Medicare risk-based or Medicaid risk-based revenue.

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

The Company estimates the variable consideration that constitutes the transaction price of these arrangements by utilizing third-party data and historical experience. As the Company’s performance obligation is met, revenue is recorded over time using its estimation methods and consideration is made, to the extent possible, that it is probable that a significant reversal will not occur once any uncertainty associated with the variable consideration is subsequently resolved. Since the Company has determined it only has one performance obligation under each of these arrangements, it allocates the full transaction price towards each arrangement’s individual performance obligation. From time to time, but at least annually, we assess our estimates with an independent actuarial expert to ensure our estimates are reasonable given the data available to us at the time the estimates are made.

Government Value-Based Care Revenue is recognized on a net basis, because the Company does not control the range of services provided and, thus, accepts partial financial risk.

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

For MSO contracts in which the Company does not control the range of services provided and, thus, accepts partial or no financial risk for members attributed to the IPA, the revenue is recognized on a net basis, consistent with ASC 606, and is recorded in Other revenue.

External Provider Costs

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

External Provider Costs represents cost of care for our at-risk patients and for third-party healthcare service providers that provide medical care to our patients for which we are contractually obligated to pay (through our full-risk capitation arrangements). The estimated reserve for a liability for unpaid claims is included in "Accounts receivable, net" in the consolidated balance sheets. Actual claims expense will differ from the estimated liability due to differences in estimated and actual member utilization of health care services, the amount of charges and other factors. From time to time, but at least annually, we assess our estimates with an independent actuarial expert to ensure our estimates represent the best, most reasonable estimate given the data available to us at the time the estimates are made. Certain third-party payor contracts include a Medicare Part D payment related to pharmacy claims, which is subject to risk sharing through accepted risk corridor provisions. Under certain agreements the fund risk allocation is established whereby we, as the contracted provider, receive only a portion of the risk and the associated surplus or deficit. We estimate and recognize an adjustment to medical expenses for Part D claims related to these risk corridor provisions based upon pharmacy claims experience to date, as if the annual risk contract were to terminate at the end of the reporting period. External provider costs are included in “Accounts Receivable, net” or “other assets” in the consolidated balance sheets, based on the expected collectability time from financial statement date.

Accounts Receivable

Accounts receivable are carried at the amounts the Company deems collectible, which are expected to be collected within twelve months or less. Accordingly, an allowance is provided based on credit losses expected over the contractual term. This allowance is netted against the receivable balance with the loss being recognized within general and administrative expenses in the consolidated statements of operations. Accounts receivables are written off or reserved for when they are deemed uncollectible. As of December 31, 2023 and 2022, the Company's provision for credit losses was $3.1 million and $1.2 million, respectively.

Accounts receivable include MRA receivables which are accrued and estimated based on the health status (acuity) and demographic characteristics of members. These estimates are continually evaluated and adjusted by management based upon our historical experience and other factors. Amounts are only included as MRA receivables to the extent it is probable that a significant reversal of cumulative revenue will not occur once any uncertainty is resolved.

Risk Settlement Liabilities

Risk settlement liabilities represents net accruals from health plan agreements, for which the Company is financially responsible under its at-risk revenue arrangements, and accruals for payments to be made to providers as distributions pursuant to service agreements. These liabilities are expected to be paid within twelve months or less.

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

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

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

ASC 350, Intangibles—Goodwill and Other, allows entities to first use a qualitative approach to test goodwill for impairment by determining whether it is more likely than not (a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company will perform the quantitative goodwill impairment test, in which we compare the fair value of the reporting unit, determined using an income approach based on the present value of expected future cash flows, a market approach, or combination of both, given each assessment period’s specific facts and circumstances, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Goodwill impairment testing involves judgment, including the identification of reporting units, qualitative evaluation of facts and circumstances to determine if it is more likely than not that an impairment exists, and, if necessary, the estimation of the fair value of the applicable reporting unit. During the years ended December 31, 2023 and 2022, we performed impairment testing and recognized goodwill impairment charges of $547.2 million and $70.0 million, respectively. Because our total shareholders’ equity exceeded our market capitalization at each goodwill impairment testing date, we estimated the fair value of our single reporting unit primarily on the basis of the Company's market capitalization after considering reasonable control premiums which could be expected in transactions with third-party market participants. As a result, the goodwill impairments in each period were primarily driven by the reduction of the market value of our stock price.

The Company does not have indefinite-lived intangibles. Our definite-lived intangibles primarily consist of risk-based contracts and provider networks. Risk-based contracts and provider networks represent the estimated values of customer relationships or provider networks, respectively, of acquired businesses and have definite lives. We amortize our intangibles on a straight-line basis over their estimated useful lives ranging from two to eleven years, except for certain risk contracts, which are amortized using the accelerated method.

The determination of fair values and useful lives requires us to make significant estimates and assumptions. These estimates include, but are not limited to, future expected cash flows from acquired capitation arrangements from a market participant perspective, patient attrition rates, discount rates, and costs and years to replicate acquired provider networks.

Refer to Note 6, Goodwill and Other Intangible Assets, for further information.

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

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

A summary of estimated useful lives is as follows:

Leasehold Improvements	Lesser of lease term or asset life
Assets under finance leases	Lease term
Furniture and Equipment	5 to 7 Years
Vehicles	5 Years
Software	1 to 5 Years

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment, right-of-use assets, prepaid warrants and definite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the use and eventual disposition of the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value.

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

Leases

The Company leases operating facilities, office space, vehicles and IT equipment. These leases generally have initial lease terms from two years to twenty years, with options to extend, which are included in the lease term when it is reasonably certain that the Company will exercise that option. Our lease payments often include annual fixed rent escalators ranging between 2% and 3% or a consumer price index. Variable lease expense represents the payment of real estate taxes, insurance, and common area maintenance. The payment of variable real estate taxes, insurance and common area maintenance is generally based on the Company’s pro-rata share of the total property, a portion of which is leased by the Company.

The Company determines if an arrangement is a lease at inception and evaluates the lease classification (i.e., operating or finance) at that time. Lease arrangements with an initial term of 12 months or less are considered short-term leases. The Company recognizes lease expense for short-term leases on a straight-line basis over the term of the lease within corporate, general and administrative expenses.

Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. Finance lease right-of-use assets are recorded in Property and equipment, net. All other leases are categorized as operating leases.

Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on similarly secured borrowings available to the Company. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases or lease prepayments reclassified from Other assets upon lease commencement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.

Costs associated with operating lease assets are recognized on a straight-line basis over the term of the lease within corporate, general and administrative expenses. Finance lease assets are amortized on a straight-line basis over the lease term within corporate, general and administrative expenses, except for the interest component, which is included in interest expense and is recognized using the effective interest method over the lease term.

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 718. Measurement of share-based payment transactions with non-employees are recognized as compensation expense in the financial statements based on their fair values at grant date. That expense is recognized over the period during which a non-employee or consultant is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The fair value of the Company’s Options and PSUs are estimated using the Black-Scholes-Merton Option Pricing model and a Monte Carlo simulation, respectively, which use certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or stock, and future dividends. The assumptions used in the Black-Scholes Merton Option Pricing model and Monte Carlo Simulation could materially affect compensation expense recorded in future periods. The assumptions used in the model and related impact are discussed in Note 10, Stock-Based Compensation. The fair value of the Company’s RSUs are estimated using the market value of the underlying common stock on the grant date.

The Company has elected to account for any forfeitures in the period that they occur. Any awards modified are accounted for in the periods of the modification and in accordance with ASC 718. The Company recognizes the fair value of stock-based compensation within its statements of operations.

Net Loss Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company follows the provisions of ASC 260, Earnings Per Share, for determining whether contingently issuable shares are included for purposes of calculating net income (loss) per share and determining whether instruments granted in equity-based compensation arrangements are participating securities for purposes of calculating net income (loss) per share. Refer to Note 11, Net Income (Loss) Per Share.

Recently Adopted Accounting Pronouncements

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

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

We implemented ASC 842 effective January 1, 2022, using the modified retrospective approach, which allows entities to either apply the new lease standard to the beginning of the earliest period presented or only to the consolidated financial statements in the period of adoption without restating prior periods. We elected to apply the new guidance at the date of the adoption, January 1, 2022, without restating prior periods. The financial effect of the adoption was an increase of $73.7 million to the right-of-use asset and corresponding lease liabilities to the Company’s balance sheet as of January 1, 2022.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This guidance requires annual and interim disclosure of significant segment expenses that are provided to the CODM as well as interim disclosures for all reportable segment’s profit or loss and assets. This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is expected to improve financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. The ASU is effective for the Company’s fiscal year beginning January 1, 2025. Early adoption is permitted. The Company does not expect adoption of ASU 2023-07 will have a significant impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for the Company’s fiscal year beginning January 1, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect adoption of ASU 2023-09 will have a significant impact on its consolidated financial statements.

NOTE 3. ACCOUNTS RECEIVABLE

The Company's accounts receivable are presented net of the unpaid external provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of December 31, 2023 and 2022.

Composition of the Company's accounts receivable, net, and risk settlement liabilities was as follows:

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

	As of December 31,
	2023	2022
Risk-based accounts receivable	$170,397	$267,971
IBNR claims liability	(58,027)	(121,823)
Other receivables	2,384	5,595
Accounts receivable, net	$114,754	$151,743

	As of December 31,
	2023	2022
Risk-based accounts receivable (liability)	$381	$(5,993)
IBNR claims liability	(37,401)	—
Distribution liabilities	(5,583)	(8,178)
Risk settlement liabilities	$(42,602)	$(14,171)

The Company re-evaluated key assumptions and estimates and based on this analysis, the Company identified changes in estimates to revenue, external provider costs, short-term and long-term accounts receivable, net, and risk settlement liabilities. Accordingly, the Company recognized the following changes in prior year estimates in each respective period (in thousands):

	Years Ended December 31,
Increase (decrease)	2023	2022
Revenue	$(42,934)	$9,046
External provider costs	900	9,662
Short-term and long-term accounts receivable, net	(34,542)	(616)
Risk settlement liabilities	9,292	—

For the year ended December 31, 2023, the decrease in revenue related to the prior year dates of service was primarily driven by updated information from MSO Medicare health plans, lower than expected revenue in our centers population from Medicare risk adjustment, an unseasonably early 2022-2023 flu season, and more current data from one Medicaid health plan. For the year ended December 31, 2022, the developments related to the prior year dates of service were driven by claims development from COVID-related utilization.

Concentration of Credit Risk

Composition of the Company's revenues and accounts receivable balances for the payors comprising 10% or more of revenue was as follows (n/a - indicates balance or activity that is less than 10%):

	Revenue
	Years Ended December 31,
	2023	2022
Payor A	23%	29%
Payor B	n/a	18%
Payor C	21%	18%
Payor D	13%	14%
Payor E	15%	14%

	Short-Term and Long-Term Accounts Receivable, net
	December 31, 2023	December 31, 2022
Payor A	10%	13%
Payor B	10%	11%
Payor C	n/a	13%
Payor D	n/a	13%
Payor E	n/a	n/a

NOTE 4. ACQUISITIONS

Share amounts below have been restated to reflect the Reverse Split described in Note 1, Description of Business and Going Concern.

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

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

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

The aggregate consideration paid to the Seller under the Merger Agreement on November 10, 2022, the date of the closing of the Steward Acquisition (the “Steward Closing”), consisted of (i) a cash payment of $25.0 million, (ii) 783,333 shares, after giving the effect to the Reverse Split (the “Initial Share Consideration”), of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and (iii) a cash payment of $35.5 million, an amount equal to the estimated value of the Targets’ accounts receivable attributable to Medicare value-based payments for the period between January 1, 2022 and the Steward Closing, minus the amount of such payments payable to the affiliate physicians of the Targets (the “Financed Net Pre-Closing Medicare AR”).

In addition, the Merger Agreement provides that, following the Steward Closing, upon 100,000 Medicare lives from and/or attributable to the Seller Parties’ Medicare network participating in risk-based, value-based care arrangements contracted through the Company with a Medical Expense Ratio of less than 85% for two consecutive calendar quarters, the Company will issue the Seller, for immediate distribution to its equity holders, a number of shares of Class A Common Stock (the “Earnout Share Consideration” and together with the Initial Share Consideration, the “Share Consideration”) that, when added to the Initial Share Consideration, would have represented 41% of the issued and outstanding shares of the Company’s Class A Common Stock as of the Steward Closing, in each case after giving effect to issuances of Class A Common Stock between the Steward Closing and June 30, 2023 in connection with the exercise of warrants to purchase Class A Common Stock outstanding as of the Steward Closing, the potential earnout under the Company’s June 2021 Business Combination and any forfeitures, surrenders or other dispositions to the Company of Class A Common Stock outstanding as of the Steward Closing. If not previously issued, the Earnout Share Consideration will also be issuable upon a Change in Control (as defined in the Merger Agreement) of the Company. Refer to Note 9, Stockholders' Equity, for additional information.

The following summarizes the consideration transferred at the Steward Closing (in thousands):

Cash consideration	$25,000
Initial Share Consideration (1)	134,420
Earnout Share Consideration (2)	212,355
Other consideration, net (3)	27,219
Total Steward Acquisition consideration	$398,994

(1) Represents issuance of 0.8 million shares of Class A Common Stock of the Company using the closing price as of the date of the Steward Closing of $171.6 per share.

(2) Calculated as the 1.3 million shares of Class A Common Stock the Company estimated that it will be obligated to issue to the Seller Parties upon achievement of certain milestones as Earnout Share Consideration, multiplied by CareMax's closing stock price as of the date of the Steward Closing of $171.6 per share and the estimated probability of payout of 99%. Refer to Note 9, Stockholders' Equity, for additional information.

(3) Represents funding of the Financed Net Pre-Closing Medicare AR of $35.5 million, offset by the Sellers' reimbursement to the Company of the interest and original issue discount of $6.8 million related to the Loan and Security Agreement (as defined in Note 8, Debt and Related Party Debt) and by non-cash purchase price adjustment of $1.5 million.

The acquired assets and assumed liabilities of Steward Value-Based Care were recorded at their estimated fair values. The goodwill recorded as part of the acquisition included the expected synergies and other expected contribution to the Company's overall growth strategy. None of the goodwill recognized as part of the Steward Acquisition is deductible for income tax purposes. Refer to Note 6, Goodwill and Other Intangible Assets, for additional information. The following table summarizes the initial and final fair values of the assets acquired and liabilities assumed at Steward Closing, with respective adjustments identified during the measurement period.

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

	At Steward Closing (preliminary)	Measurement Period Adjustments	At Steward Closing (final)
Accounts receivable	$43,060	$(9,069)	$33,991
Other working capital adjustments	(21,584)	518	(21,066)
Distribution liabilities	(7,032)	5,153	(1,879)
Intangible asset - Risk contracts	37,500	—	37,500
Intangible asset - Provider network	42,900	—	42,900
Net assets acquired	94,844	(3,397)	91,446
Purchase consideration	398,994	—	398,994
Goodwill	$304,150	$3,397	$307,547

The operating results of Steward Value-Based Care from the date of the Steward Closing to December 31, 2022, consisted of government value-based care revenue of $7.0 million and cost of care of $1.1 million, are included in the consolidated statements of operations of the Company for the year ended December 31, 2022.

Transaction Costs

The Company incurred $13.2 million for the year ended December 31, 2022, in advisory, legal, accounting and management fees in conjunction with the Steward Acquisition, which were included in acquisition related costs in the consolidated statements of operations. As of December 31, 2023 and 2022, we have accrued $5.0 million, payment of which is contingent upon the Company's issuance of the Earnout Share Consideration to the Seller Parties.

Unaudited Pro Forma Information

The financial information in the table below summarizes the combined results of operations of the Company and Steward Value-Based Care, on a pro forma basis, as if the acquisition occurred on January 1, 2022. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2022 or of results that may occur in the future.

(in thousands)	Year Ended December 31, 2022
Revenue	$669,319
Net loss	(34,315)

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to the purchase accounting.

Other Acquisitions

During the year ended December 31, 2022, we acquired a number of small medical practices for total consideration of $3.3 million and recognized goodwill of $2.9 million and intangible assets of $0.4 million.

There were no acquisitions during the year ended December 31, 2023.

NOTE 5. REINSURANCE

The Company purchased stop loss insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in the accompanying consolidated statements of operations.

The intent of the Company’s stop loss coverage is to limit the benefits paid for any individual patient. The Company’s stop loss limits are defined within each respective health plan contract or other third party contract and range typically from $30,000 to $200,000 per patient per year. Premium expense incurred was $31.4 million for the year ended December 31, 2023 and $19.4 million for the year ended December 31, 2022. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans or other third parties are unable to fulfill their obligations under stop loss contractual terms.

Recoveries recognized were $29.6 million for the year ended December 31, 2023 and $27.8 million for the year ended December 31, 2022. Estimated recoveries under stop loss policies are reported within the accounts receivable, net, or risk settlement liabilities as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows changes in the carrying amount of goodwill (in thousands):

Carrying Amount
Balance at December 31, 2021	$464,566
Goodwill acquired	307,062
Measurement period adjustments	(985)
Impairment	(70,000)
Balance at December 31, 2022	700,643
Measurement period adjustments	3,397
Impairment	(547,200)
Balance at December 31, 2023	$156,841

During the years ended December 31, 2023 and 2022, the Company recorded goodwill impairment charges of $547.2 million and $70.0 million, respectively. Because our total shareholders’ equity exceeded our market capitalization at each goodwill impairment testing date, we estimated the fair value of our single reporting unit primarily on the basis of the Company's market capitalization after considering reasonable control premiums which could be expected in transactions with third-party market participants. As a result, the goodwill impairments in each period were primarily driven by the reduction of the market value of our stock price.

The Company's cumulative goodwill impairment was $617.2 million and $70.0 million as of December 31, 2023 and 2022, respectively.

Intangible Assets

The following tables summarize the gross carrying amounts, accumulated amortization and net carrying amounts of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (years)
December 31, 2023
Risk contracts	$102,070	$(39,394)	$62,676	8
Provider network	42,900	(6,980)	35,920	7
Non-compete agreements	4,170	(2,343)	1,827	5
Trademarks	1,862	(1,491)	371	2
Other	693	(244)	449	5
Total	$151,695	$(50,452)	$101,243

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Amortization Period (years)
December 31, 2022
Risk contracts	$102,070	$(24,217)	$77,853	8
Provider network	42,900	(851)	42,049	7
Non-compete agreements	4,170	(1,518)	2,652	5
Trademarks	1,862	(1,352)	510	2
Other	693	(171)	522	5
Total	$151,695	$(28,109)	$123,585

Amortization expense, excluding amortization related to the finance lease right-of-use asset, totaled $22.3 million and $16.8 million for the years ended December 31, 2023 and 2022, respectively.

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

The estimated amortization for the intangible assets for each of the succeeding five years and thereafter was as follows (in thousands):

Year	Amount
2024	$20,613
2025	19,062
2026	17,641
2027	14,786
2028	11,854
Thereafter	17,287
Total	$101,243

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Leasehold improvements	$19,200	$10,661
Vehicles	2,892	3,743
Furniture and equipment	12,765	8,871
Software	3,865	3,725
Assets under finance leases (1)	18,552	—
Construction in progress	5,074	4,621
Total	62,349	31,620
Less: Accumulated depreciation and amortization (2)	(14,431)	(10,614)
Total Property and equipment, net	$47,918	$21,006

(1) Refer to Note 14, Leases, for information.

(2) Includes accumulated amortization related to finance lease right-of-use assets of $0.6 million and $0 as of December 31, 2023 and 2022, respectively.

Construction in progress primarily consists of leasehold improvements at the Company's centers which have not opened.

Depreciation expense and amortization of the finance lease right-of-use assets, totaled $5.4 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 8. DEBT AND RELATED PARTY DEBT

Credit Agreement

In May 2022, the Company entered into a credit agreement (the “Credit Agreement”) that provided for an aggregate of up to $300.0 million in term loans, comprised of (i) initial term loans in the aggregate principal amount of $190.0 million (the “Initial Term Loans”) and (ii) a delayed term loan facility in the aggregate principal amount of $110.0 million (the “Delayed Draw Term Loans”). The Credit Agreement permits the Company to enter into certain incremental facilities subject to compliance with the terms, conditions and covenants set forth therein. In May 2022, the Company drew $190.0 million of the Initial Term Loans and used approximately $121 million of the net proceeds from this borrowing to repay its outstanding obligations under the credit agreement dated June 8, 2021, as amended, and recognized related debt extinguishment losses of $6.2 million.

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

During the years ended December 31, 2023 and 2022, the Company drew $125.0 million and $45.0 million of the Delayed Draw Term Loans, respectively.

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

Based on the elections made by the Company, as of December 31, 2023, borrowings under the Credit Agreement bore interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment based on the elected interest period), plus an applicable margin rate of 9.00%. As permitted under the Credit Agreement, the Company elected to capitalize 4.00% of the interest as principal amount. As a result of this election, the cash interest component of the applicable margin increased by 0.50%.

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

Pursuant to the Loan and Security Agreement, the Lenders provided the Borrowers a term loan (the “Term Loan”) in the aggregate principal amount of $35.5 million. The Company used the proceeds of the Term Loan to fund the Financed Net Pre-Closing Medicare AR acquired in connection with the Steward Acquisition.

The Term Loan bore fixed interest at a rate of 12.0% per annum. In addition, the Borrowers paid a facility fee equal to 3.0% of the aggregate principal amount of the Term Loan, which was accounted for as a debt discount. Any additional interest (if applicable) accrued and owing during the term of the Loan and Security Agreement was paid in-kind and capitalized to principal monthly in arrears. From and after the occurrence and during the continuance of an event of default, the Term Loan bore interest at a rate equal to 4.0% above the interest rate applicable immediately prior to the occurrence of the event of default. Pursuant to the Steward Acquisition Merger Agreement, the Seller agreed to pay the costs of financing the Financed Net Pre-Closing Medicare AR and, at the Steward Closing, paid to the Borrowers $6.8 million, representing all scheduled payments of interest and fees from the Steward Closing Date up to and including November 30, 2023, which amount was then paid in advance by the Borrowers to the Lenders.

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

Finance Leases

Refer to Note 14, Leases, for information about the Company's finance leases.

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

As of December 31, 2023 and 2022, debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Indebtedness under the Credit Agreement	$377,340	$240,277
Indebtedness under the Loan and Security Agreement - Related party debt	—	35,510
Finance lease obligations, interest averaging 13.5% and maturing at various dates through 2043 as of December 31, 2023 (none as of December 31, 2022).	19,612	—
Other	2,220	1,657
Less: Unamortized discounts and debt issuance costs	(13,349)	(16,188)
	385,823	261,256
Less: Current portion	(364,380)	(30,530)
Long-term portion	$21,443	$230,725

Future maturities of the indebtedness outstanding at December 31, 2023 were as follows (in thousands):

Year	Amount
2024	$389
2025	3,487
2026	4,080
2027	370,721
2028	730
Thereafter	153
Total	$379,560

In the table above, the future maturities are presented consistent with the contractual terms. As of December 31, 2023, we were not in compliance with a financial covenant under our Credit Agreement, but received a limited waiver from the lenders thereunder. A breach of any of the covenants under the Credit Agreement or the occurrence of other events specified in the Credit Agreement could result in an event of default under the same and give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under such agreement and/or trigger a cross default under our other long-term leases. Accordingly, as of December 31, 2023, the full balance of the outstanding indebtedness related to the Credit Agreement was classified as a current liability in our consolidated balance sheet.

Refer to Note 1, Description of Business and Going Concern, for going concern considerations and refer to Note 18, Subsequent Events, for details related to the limited waiver of certain breaches of covenants contained in the Credit Agreement obtained subsequent to December 31, 2023.

NOTE 9. STOCKHOLDERS’ EQUITY

Share amounts below have been restated to reflect the Reverse Split described in Note 1, Description of Business and Going Concern.

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

In connection with the Advisory Agreement, the Company and Advisor entered into a subscription agreement (the “Subscription Agreement”), whereby the Advisor purchased 16,666 shares (the “Initial Shares”) of the Company’s Class A Common Stock for an aggregate purchase price of $5.0 million and the Company issued to the Advisor (i) a warrant (the “Series A Warrant”) to purchase 66,666 shares of Class A Common Stock (the “Series A Warrant Shares”), which vested immediately upon issuance, is exercisable for a period of five years and is not redeemable by the Company and (ii) a warrant (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”) to purchase up to 200,000 shares of Class A Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”), pursuant to which 16,666 Series B Warrant Shares will vest and become exercisable from time to time upon the opening of each center under the Advisory Agreement for which the Advisor provides services, other than two initial centers.

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

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

The Series B Warrant is exercisable, to the extent vested, until the later of five years from the date of issuance or one year from vesting of the applicable Series B Warrant Shares and is redeemable with respect to vested Warrant Shares at a price of $0.3 per Warrant Share if the price of the Class A Common Stock equals or exceeds $540.00 per share, or $3.00 per Warrant Share if the price of the Class A Common Stock equals or exceeds $300.00 per share, in each case when such price conditions are satisfied for any 20 trading days within a 30-trading day period and subject to certain adjustments and conditions as described in the Series B Warrant. In the event that the Series B Warrant is called for redemption by the Company, the Advisor may pay the exercise price for the Series B Warrant Shares for six months following the notice of redemption by the Company.

Series B Warrants are recognized at their grant date fair value once vesting becomes probable. No warrants vested during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded $7.6 million, in other current assets, to reflect vesting of 50,000 Series B Warrant Shares. Upon adoption of ASC 842 and commencement of the related leases, the balances were reclassified to right-of-use assets. Refer to Note 13, Related Party Transactions, for additional information.

Balances associated with the Warrant Shares are recorded in the right-of-use assets for commenced leases, and other assets for leases that have not yet commenced except for the portion that represents amortization expected to be recognized over the next 12 months, which is recorded in other current assets. The portion of the Warrant Shares recorded in other current assets as of December 31, 2023, and 2022 was $0.4 million and $0.6 million, respectively.

Redeemable Warrants - Public Warrants

In July 2020, in connection with the IPO, DFHT sold 95,834 Public Warrants. Each whole Public Warrant entitles the registered holder to purchase one thirtieth (1/30th) of one share of Class A Common Stock at a price of $345.00 per whole share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the IPO and 30 days after the completion of the Business Combination, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreements entered into at the time of the IPO, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A Common Stock. This means only a whole Public Warrant may be exercised at a given time by a warrant holder. No fractional warrants were issued upon separation of the units issued in connection with the IPO and only whole Public Warrants will trade. The Company may redeem the Public Warrants when the price per share of Class A Common Stock equals or exceeds certain threshold prices.

Redeemable Warrants - Private Placement Warrants

Also in connection with the IPO, DFHT issued the 97,223 Private Placement Warrants at a purchase price of $45.00 per warrant. The Private Placement Warrants (including the Class A Common Stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination (except, among other limited exceptions to DFHT’s officers and directors and other persons or entities affiliated with the initial purchasers of the Private Placement Warrants) and they will not be redeemable by CareMax for cash so long as they are held by the initial stockholders or their permitted transferees. With some exceptions, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Contingent Consideration - Business Combination

Pursuant to the Business Combination Agreement, the CMG Sellers and IMC Parent, who received Class A Common Stock in connection with the Business Combination, became entitled to receive contingent consideration to be paid out in the form of Class A Common Stock. The Business Combination Agreement provided that up to an additional 116,667 and 96,667 shares of Class A Common Stock (the "Earnout Shares") would have become payable to the CMG Sellers and IMC Parent, respectively, after the Closing: (i) if within the first year after the Closing, the volume weighted average trading price of Class A Common Stock equaled or exceeded $375.00 on any 20 trading days in any 30-day trading period (the “First Share Price Trigger”), then 58,333 and 48,333 Earnout Shares

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

would have become issuable to the CMG Sellers and IMC Parent, respectively, and (ii) if within the two years after the Closing (the “Second Earnout Period”), the volume weighted average trading price of Class A Common Stock equals or exceeds $450.00 on any 20 trading days in any 30-day trading period (the “Second Share Price Trigger” and together with the First Share Price Trigger, the “Share Price Triggers”), then 58,333 and 48,333 Earnout Shares would have become issued and paid to the former owners of CMG and IMC, respectively. If prior to (i) the satisfaction of the Share Price Triggers, and (ii) the end of the Second Earnout Period, the Company entered into a change in control transaction as described in the Business Combination Agreement, and the price per share of the Company’s Class A Common Stock payable to the stockholders of the Company in such change in control transaction was greater than the Share Price Triggers that have not been satisfied during the Earnout Period, then at the closing of such change in control transaction, the Share Price Triggers would have been deemed to have been satisfied and the Company would have issued, as of such closing, all of the Earnout Shares. The contingent consideration was classified as a liability for the period ended June 30, 2021. On July 9, 2021, the volume weighted average trading price of Class A Common Stock exceeded $375.00 on 20 or more days resulting in the satisfaction of the First Share Price Trigger. After the First Share Price Trigger was achieved on July 9, 2021, the estimated fair value of the Earnout Shares was recorded as an equity-classified instrument as a component of stockholders' equity, with the change in fair value from the prior reporting period recorded in earnings. Accordingly, 58,333 and 48,333 Earnout Shares were issued and paid to the CMG Sellers and IMC Parent, respectively. The Second Earnout Period expired on June 9, 2023 and the Second Share Price Trigger was not achieved.

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

Preferred Stock

The Company's third amended and restated certificate of incorporation authorizes the Company to issue up to 1,000,000 shares of preferred stock, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors (the "Board"). During the year ended December 31, 2022, the Company issued one share of Series A Preferred Stock to the seller of Steward Value-Based Care (refer to Note 4, Acquisitions, for information about the Steward Acquisition). This share of Series A Preferred Stock has a stated par value of $0.0001 and has no economic rights. The holder of the outstanding share of Series A Preferred Stock is entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to the Special Matters (as defined in the Certificate of Designation of Series A Preferred Stock filed by the Company with the Secretary of State of the State of Delaware on November 10, 2022), and has no other voting rights. In any such vote, the share of Series A Preferred Stock will be entitled to 1,241,393 votes. The voting rights under the share of Series A Preferred Stock last until the earlier of (i) the two year anniversary of the Steward Closing or (ii) the issuance of the Earnout Share Consideration in connection with the Steward Acquisition.

NOTE 10. STOCK-BASED COMPENSATION

Share amounts below have been restated to reflect the Reverse Split described in Note 1, Description of Business and Going Concern.

The Company's 2021 Long-term Incentive Plan (the “2021 Plan”) permits grants of equity-based awards to officers, directors, employees and other service providers. The initial share pool of 233,333 shares of Class A Common Stock available for grants under the 2021 Plan is automatically increased on January 1st of each calendar year commencing after the Closing Date and ending on (and including) January 1, 2031, by a number of shares of Class A Common Stock equal to the lesser of (i) four percent of the aggregate number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding calendar year, excluding for this purpose

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

any such outstanding shares of Class A Common Stock that were granted under the 2021 Plan and remain unvested and subject to forfeiture as of the relevant December 31st, or (ii) a lesser number of shares of Class A Common Stock as determined by the Board or the Compensation Committee of the Board prior to the relevant January 1st.

Our outstanding stock-based compensation awards consist of time-based share awards (restricted stock units, or the "RSUs"), performance-based share awards (the "PSUs") and options. Our equity awards generally vest over a three-year period, subject to continued provision of services to the Company through the applicable vesting date.

RSUs

The following table summarizes the RSU activity for the year ended December 31, 2023:

	Number of shares	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2022	89,107	$243.30
Granted	84,079	111.00
Vested	(34,189)	(242.66)
Forfeited	(27,028)	(173.10)
Outstanding as of December 31, 2023	111,969	$162.60

As of December 31, 2023 and 2022, total unrecognized compensation expense related to unvested RSUs was $12.8 million and $17.4 million, respectively, expected to be recognized over a weighted-average period of 1.8 years and 2.1 years, respectively.

PSUs

For the PSUs, which are issued to executives, the performance-based vesting will be satisfied with respect to a percentage of the recipient’s PSUs, as and when the specified price per share of Class A Common Stock is achieved through the applicable award expiration date, subject to the executive's continued employment with the Company through the applicable vesting date.

The following table summarizes the PSU activity for the year ended December 31, 2023:

	Number of shares	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2022	6,972	$171.30
Granted	10,267	111.90
Vested	(2,188)	(181.50)
Forfeited	—	—
Outstanding as of December 31, 2023	15,050	$129.36

As of December 31, 2023 and 2022, total unrecognized compensation expense related to unvested PSUs was $0.9 million and $0.7 million, respectively, expected to be recognized over a weighted-average period of 1.4 years and 2.0 years, respectively.

The fair-value of the PSUs was determined on the respective grant dates using a Monte Carlo model with the following assumptions:

	Years Ended December 31,
	2023	2022
Underlying stock price	$111.60	$250.20
Performance Period (years)	2.0	2.0
Risk-free interest rate	4.5%	2.4%
Volatility	70.8%	55.0%
Dividend yield	0.0%	0.0%

The risk-free interest rate utilized is based on a term-matched zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on annualized standard deviation of daily continuously compounded returns of the Company's peers using the Guideline Public Companies method.

Options

Options provide an option to purchase a defined number of shares at a strike price of $300.00 per share.

The following table summarizes the options activity for the year ended December 31, 2023:

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

	Number of shares	Weighted-Average Grant Date Fair Value (per share)
Outstanding as of December 31, 2022	12,452	$181.80
Granted	17,200	87.90
Vested	(4,640)	(180.98)
Forfeited	—	—
Outstanding as of December 31, 2023	25,012	$117.34

As of December 31, 2023 and 2022, total unrecognized compensation expense related to unvested options was $2.0 million and $1.7 million, respectively, expected to be recognized over a weighted-average period of 2.0 years and 2.1 years, respectively.

The fair-value of options was determined on the respective grant dates using a Black-Scholes-Merton Option Pricing model with the following assumptions:

	Years Ended December 31,
	2023	2022
Underlying stock price	$111.60	$250.20
Performance Period (years)	10.0	10.0
Risk-free interest rate	3.7%	2.4%
Volatility	71.5%	65.5%
Dividend yield	0.0%	0.0%

The risk-free interest rate utilized is based on a term-matched zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on annualized standard deviation of daily continuously compounded returns of the Company's peers using the Guideline Public Companies method.

The Company has recorded stock-based compensation expense totaling $10.6 million and $10.3 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 11. NET LOSS PER SHARE

Share amounts below have been restated to reflect the Reverse Split described in Note 1, Description of Business and Going Concern.

The following table sets forth the calculation of basic and diluted net loss per share for the periods indicated based on the weighted-average number of common share outstanding (in thousands, except share and per share data):

	Years Ended December 31,
	2023	2022
Net loss attributable to CareMax, Inc. Class A common stockholders	$(683,348)	$(37,796)

Weighted-average basic shares outstanding	3,727,725	3,026,644
Weighted-average diluted shares outstanding	3,727,725	3,026,644

Net loss per share
Basic	$(183.31)	$(12.49)
Diluted	$(183.31)	$(12.49)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive or because issuance of shares underlying such securities is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Years Ended December 31,
	2023	2022
Series A and Series B Warrants	266,667	266,667
Public and Private Placement Warrants	193,055	193,055
Contingent consideration	1,276,667	1,356,667
Unvested restricted stock units	120,726	89,107
Unvested performance stock units (assumes 100% target payout)	13,578	6,972
Unvested options	21,872	12,452
Total	1,892,564	1,924,920

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

NOTE 12. FAIR VALUE MEASUREMENTS

Share amounts below have been restated to reflect the Reverse Split described in Note 1, Description of Business and Going Concern.

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands):

		Fair Value
December 31, 2023		Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$22	$22	$—	$—
Derivative warrant liabilities - Private Placement Warrants	1	—	—	1
Total liabilities measured at fair value	$22	$22	$—	$1

		Fair Value
December 31, 2022		Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - Public Warrants	$1,495	$1,495	$—	$—
Derivative warrant liabilities - Private Placement Warrants	2,479	—	—	2,479
Contingent earnout liability	134,561	—	—	134,561
Total liabilities measured at fair value	$138,535	$1,495	$—	$137,040

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

During the year ended December 31, 2023, the Company recognized a benefit resulting from a decrease in the fair value of the derivative warrant liabilities of $4.0 million (a loss of $4.4 million during the year ended December 31, 2022).

As of December 31, 2022, fair value of contingent earnout liability was calculated using 1.3 million shares, which will be issuable to the seller of Steward Value-Based Care upon achievement of certain performance metrics, the closing price of the Company's Class A Common Stock of $109.5 per share, and a 99% probability of payout. On June 30, 2023, fair value of the contingent earnout consideration was reclassified from liabilities into additional paid-in-capital. Refer to Note 9, Stockholders' Equity, for further information.

Transfers between level 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2023 or 2022.

Activity of the Level 3 liabilities measured at fair value was as follows (in thousands):

Balance as of December 31, 2022	$137,040
Change in fair value of derivative warrant liabilities	(2,479)
Change in fair value of contingent earnout liability	(19,916)
Reclassification of contingent earnout consideration previously liability classified	(114,645)
Balance as of December 31, 2023	$1

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

The following table provides quantitative information regarding Level 3 fair value measurement inputs used in measurement of fair value of the Private Placement Warrants:

	December 31, 2023	December 31, 2022
Exercise price	$345.00	$345.00
Underlying stock price	$15.00	$109.50
Volatility	58.3%	69.1%
Expected life of the options to convert (years)	2.44	3.44
Risk-free rate	4.81%	4.08%
Dividend yield	0.0%	0.0%

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

December 31, 2023		Fair Value
	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities
Fixed rate debt (a)	$913	$—	$—	$747
Floating rate debt (a)	377,340	—	—	375,240
Total	$378,253	$—	$—	$375,987

		Fair Value
December 31, 2022	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities
Fixed rate debt (a)	$36,498	$—	$—	$32,820
Floating rate debt (a)	240,277	—	—	240,280
Total	$276,775	$—	$—	$273,100

(a) The debt amounts above do not include the impact of debt issuance costs or discounts.

NOTE 13. RELATED PARTY TRANSACTIONS

Share amounts below have been restated to reflect the Reverse Split described in Note 1, Description of Business and Going Concern.

The Related Companies

Refer to Note 9, Stockholders' Equity, for details on the transactions the Company entered into with Related.

During the years ended December 31, 2023 and 2022, the Company recognized expense related to the amortization of the Advisory Agreement Warrants Shares of $0.4 million and $0.5 million, respectively, in corporate, general and administrative expenses.

As of December 31, 2023, and 2022, the Company recorded $0.4 million and $0.6 million in other current assets, respectively, related to the Advisory Agreement Warrants Shares.

In addition, during the year ended December 31, 2022, we recorded $0.4 million in construction in progress representing construction advisory services provided to us by Related. No construction advisory services were provided to us by Related in 2023.

On July 13, 2021, the Board appointed Mr. Bryan Cho, Executive Vice President of Related, to serve as a Class III director of the Company. The appointment of Mr. Cho was made in connection with the Advisory Agreement, which provides the Advisor with the right to designate a director to serve on the Board, subject to the continuing satisfaction of certain conditions, including that the Advisor and its affiliates maintain ownership of at least 16,667 shares of Class A Common Stock. As a director of the Company, Mr. Cho receives compensation in the same manner as the Company’s other non-employee directors.

Steward Health Care System, LLC

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

Dr. Ralph de la Torre serves on the Board. Dr. de la Torre is also the Chairman, Chief Executive Officer and principal equity holder of Steward Health Care System, LLC. As a director of the Company, Dr. de la Torre receives compensation in the same manner as the Company’s other non-employee directors.

As part of the Steward Acquisition, as described in Note 4, Acquisitions, the Company issued 783,333 shares of the Company's Class A Common Stock to the Seller Parties. In addition, the Company entered into a Transition Services Agreement (the "TSA") with Steward Health Care System, LLC. During the years ended December 31, 2023 and 2022, the Company incurred TSA expenses of $1.5 million and $1.2 million, respectively, within corporate, general and administrative expenses. As of December 31, 2023 and 2022, the Company had associated related party liabilities of $0.2 million.

Additionally, as described in Note 4, Acquisitions, the Company was required to remit to the Seller Parties an amount equal to the value of the accounts receivable of Steward Value-Based Care attributable to dates of service between January 1, 2022 and the Steward Closing, partially offset for the cash already remitted of $35.5 million at transaction close. As of December 31, 2023 and 2022, the Company had associated related party receivables, net, of $0.0 and related party liabilities and $0.5 million, respectively.

As further described in Note 9, Stockholders' Equity, as of December 31, 2023 and 2022, the Company recorded contingent earnout liability of $0 and $134.6 million, respectively. On June 30, 2023, the contingent consideration of $114.6 million was reclassified from contingent earnout liability into additional paid-in-capital.

CAJ and Deerfield

In November 2022, the Company entered into the Loan and Security Agreement, described in Note 8, Debt and Related Party Debt, whereby CAJ and Deerfield are the lenders.

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

Refer to Note 8, Debt and Related Party Debt, for updated information.

NOTE 14. LEASES

The Company has entered into operating and finance lease agreements for centers and office space expiring at various times through 2043, inclusive of renewal options that the Company is reasonably certain to exercise. The exercise of such lease renewal options is at our sole discretion, and to the extent we are reasonably certain we will exercise a renewal option, the years related to that option are included in our determination of the lease term for purposes of classifying and measuring a given lease.

The following table presents the location of the finance lease right-of-use assets and lease liabilities in the Company’s consolidated balance sheets (in thousands):

	Consolidated Balance Sheet Location	December 31, 2023	December 31, 2022
Finance lease right-of-use assets, net	Property and equipment, net	$18,552	$—
Current finance lease liabilities	Current portion of third-party debt, net	—	—
Long-term finance lease liabilities	Long-term debt, net	19,612	—

Lease costs were as follows (in thousands):

		Years Ended December 31,
(in thousands)	Statement of Operations Location	2023	2022
Operating lease cost	Corporate, general and administrative	$18,235	$13,769
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	641	—
Interest on lease liabilities	Interest expense	1,729	—
Variable lease cost	Corporate, general and administrative	3,268	1,897
Short-term lease cost	Corporate, general and administrative	1,239	1,145
Total lease cost		$25,112	$16,810

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

As of December 31, 2023, maturities of operating and finance lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
2024	$12,217	$2,200
2025	15,702	2,499
2026	15,182	2,549
2027	14,255	2,625
2028	13,179	2,704
Thereafter	101,499	48,944
Total undiscounted lease obligations	172,034	61,521
Less: Present value discount	(65,923)	(41,909)
Present value of lease liabilities	$106,112	$19,612

Other information related to lease agreements was as follows:

(in thousands)	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	11.7	11.0
Finance leases	19.3	—
Weighted-average discount rate
Operating leases	8.16%	6.33%
Finance leases	13.46%	—
Cash paid for amounts included in measurement of liabilities
Operating cash flows for operating leases	12,605	—
Operating cash flows for finance leases	1,310	—

At December 31, 2023, the Company was party to leases that have not yet commenced with aggregated estimated future lease payments of approximately $56.8 million, which are not included in the above tables. These leases relate to properties that are being constructed by the future lessors. These leases are expected to commence through 2025, with initial lease terms ranging from 15 to 20 years.

The Company's finance leases, and one of the operating leases, contain various covenants, that require the Company, among other things, to maintain minimum consolidated stockholder's equity of $100.0 million and minimum cash balance of $25.0 million. In addition, these leases are subject to provisions that provide for a cross default in the event any of covenant violations under the Company's Credit Agreement. Refer to Note 18, Subsequent Events, for further information regarding an event of default related to such leases that happened subsequent to December 31, 2023.

NOTE 15. INCOME TAXES

The components of income tax benefit were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Current income tax benefit
Federal	$—	$—
State	—	—
Total current income tax benefit	—	—
Deferred income tax benefit
Federal	(600)	(15,536)
State	(264)	(4,006)
Total deferred income tax benefit	(863)	(19,542)
Total income tax benefit	$(863)	$(19,542)

The reconciliation between the effective tax rate and the statutory tax rate was as follows:

	Years Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State statutory rate, net of federal benefit	2.6%	7.7%
Transaction costs	0.0%	(2.2%)
Earnout liability adjustments	0.6%	27.9%
Nondeductible amortization	(11.5%)	(17.2%)
Other	(0.2%)	(0.2%)
Change in valuation allowance	(12.4%)	(2.9%)
Effective tax rate	0.1%	34.1%

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The deferred tax assets and liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Accrued expenses	$4,405	$6,738
Derivative warrant liabilities	6	1,053
Goodwill and other intangibles, net	26,891	—
Federal and state net operating carryforwards	52,875	24,184
Business expense limitation	22,944	11,682
Lease liabilities	33,242	27,033
Property and equipment	620	312
Total deferred tax assets	140,982	71,002
Less: Valuation allowances	(108,508)	(25,793)
Total deferred tax assets, net	32,474	45,209
Deferred tax liabilities:
Goodwill and other intangibles, net	—	(18,524)
Prepaid expenses	(12)	(7)
Right of use lease assets	(33,789)	(28,868)
Total deferred tax liabilities	(33,801)	(47,399)
Total deferred tax liability, net	$(1,327)	$(2,190)

The application of GAAP requires us to evaluate the recoverability of our net deferred income tax assets, including those associated with net operating loss ("NOL") carryforwards, and establish a valuation allowance, if necessary, to reduce our deferred income tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred income tax assets and liabilities; taxable income in prior carryback years, if any; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. We determined that it was more likely than not that the net deferred income tax asset would not be realized. As of December 31, 2023 and 2022, the deferred tax assets were fully offset by the valuation allowance, except for a portion attributable to a “naked credit” deferred tax liability. For the years ended December 31, 2023 and 2022, the income tax valuation allowance increased by $82.7 million and decreased by $0.3 million, respectively.

As of December 31, 2023 and 2022, we had federal and state tax loss carryforwards of 199.8 million and 198.1 million, and $91.3 million and $90.7 million, respectively. Federal net operating losses of $9.0 million, generated prior to December 31, 2017, will expire in 2037. Federal net operating losses generated after January 1, 2018, will have an indefinite carryforward period. We anticipate approximately $43.9 million in losses and $26.2 million in business expense limitation carried over from the Business Combination with IMC on June 8, 2021 will be subject to potential Section 382 limitations.

As of December 31, 2023 and 2022, we did not have any uncertain tax positions.

The Company files a federal income tax return and various state and local returns. As of December 31, 2023, all tax years from 2017 remain open to examination by Internal Revenue Service and other taxing authorities.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Compliance

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

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

Litigation

The Company is involved in various legal actions arising in the normal course of business. Management has not identified any legal actions during the years ended December 31, 2023 or 2022 that were deemed to be material.

NOTE 17. VARIABLE INTEREST ENTITIES

The Company has Administrative Service Agreements (the "ASAs") with Medical Care of NY, P.C., Medical Care of Tennessee, PLLC and Medical Care of Texas, PLLC (together, the "PCs"), which were established to employ healthcare providers to deliver healthcare services to patients in New York, Tennessee, and Texas, and with Care Optical, LLC ("Care Optical), which provides optometry services in the state of Florida. The Company concluded that it has variable interest in the PCs and Care Optical on the basis of its ASAs which provide for a management fee payable to the Company from the PCs and Care Optical in exchange for providing management and administrative services which creates risk and a potential return to the Company. The PCs' and Care Optical's equity at risk, as defined by GAAP, is insufficient to finance their activities without additional support, and therefore, the PCs and Care Optical are considered to be VIEs.

In order to determine whether the Company has a controlling financial interest in the PCs and Care Optical, and, thus, is the PCs' and Care Optical's primary beneficiary, the Company considered whether it has (i) the power to direct the activities of PCs and Care Optical that most significantly impacts their economic performance and (ii) the obligation to absorb losses of the PCs and Care Optical or the right to receive benefits from the PCs and Care Optical that could potentially be significant to them. The Company concluded that the member and employees of the PCs and Care Optical have no individual power to direct activities of the PCs and Care Optical that most significantly impact their economic performance. Under the ASAs, the Company is responsible for providing services that impact the growth of the patient population of the PCs and Care Optical, the management of the respective population's healthcare needs, the provision of required healthcare services to those patients, and the PCs' and Care Optical's ability to receive revenue from health plans. In addition, the Company's variable interest in the PCs and Care Optical provides the Company with the right to receive benefits that could potentially be significant to them. The single members of the PCs and Care Optical are employees of the Company. Based on this analysis, the Company concluded that it is the primary beneficiary of the PCs and Care Optical and therefore consolidates the balance sheet, results of operations and cash flow of the PCs and Care Optical.

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

The following tables summarize the financial position and operations of the PCs and Care Optical (in thousands):

	Years Ended December 31,
	2023	2022
Total assets	$1,200	$1,097
Total liabilities	$9,896	$2,961

	Years Ended December 31,
	2023	2022
Revenues	$2,254	$1,515
Operating expenses	$7,027	$3,551

CAREMAX, INC.

Notes to Consolidated Financial Statements - Continued

NOTE 18. SUBSEQUENT EVENTS

On January 31, 2024, the Company completed a 1-for-30 Reverse Split further described in Note 1, Description of Business and Going Concern. The effects of the Reverse Split were retroactively reflected in these consolidated financial statements and notes thereto for all periods presented.

In March 2024, the Company failed to make rent payments due pursuant to certain leases on centers that it generally does not intend to operate, which constitutes an event of default under the terms of the related lease agreements. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the rent due for the balance of the term of such lease agreement, less proceeds from re-letting, if any.

On March 15, 2024 (the “Third Amendment Effective Date”), we entered into a Waiver and Third Amendment to Credit Agreement (the “Third Amendment”) among us, certain of our subsidiaries, as guarantors, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent. The Third Amendment amended the Credit Agreement to, among other things, (i) waive certain events of default under the Credit Agreement in the limited manner set forth therein through May 15, 2024 (the “Third Amendment Specified Period”), subject to an earlier termination of the waiver upon the occurrence of certain specified events, (ii) increase the applicable margin rate by 2.00% during the Third Amendment Specified Period, which additional interest we may elect to capitalize as principal amount on the outstanding loans and (iii) modify certain covenants contained in the Credit Agreement, including, but not limited to, reducing the minimum liquidity requirement to $10 million during the Third Amendment Specified Period and providing for additional reporting to the lenders. See Note 1, Basis of Presentation and Significant Accounting Policies and Going Concern, to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K for details regarding our going concern consideration.