Form 10-K/A
period 2023-12-31
CareMax, Inc.
filed 2024-04-29
CIK 1813914

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s Class A common stock as reported on the Nasdaq Global Select Market on June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, as adjusted for the 1-for-30 reverse stock split of CareMax, Inc.’s Class A common stock effected on January 31, 2024, was $226,149,828.

As of March 11, 2024, the registrant had 3,802,883 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

Documents Incorporated by Reference

None

Audit Firm ID	Auditor Name	Auditor Location
238	PricewaterhouseCoopers LLP	Miami, Florida

Explanatory Note

CareMax, Inc. (the “Company,” “CareMax,” “we,” “our,” or “us”) is filing this Amendment No. 1 (the “Amended Report”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2024 (the “Original Report”), in order to add certain information required by Items 10-14 of Part III of Form 10-K. The Amended Report does not affect any other items in the Original Report.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information, including ages as of April 16, 2024, of our executive officers and members of the Company’s Board of Directors (the “Board”).

Name	Age	Position(s)
Carlos A. de Solo	45	Class III Director; Chief Executive Officer
Kevin Berg	53	Class I Director
Bryan Cho	50	Class III Director
Ralph de la Torre, M.D.	57	Class II Director
Dr. Vincent Omachonu	70	Class I Director
Ryan O’Quinn	48	Class I Director
Jose R. Rodriguez	65	Class II Director; Chairman of the Board of Directors
Kevin Wirges	44	Chief Financial Officer
Alberto de Solo	46	Chief Operating Officer

Directors and Officers

The following is a brief biography of each of our directors and executive officers.

Carlos A. de Solo, has served as our President and Chief Executive Officer, and as a director, since June 8, 2021. Mr. de Solo was a co-founder and the President and Chief Executive Officer of CareMax Medical Group, L.L.C. (“CMG”) and served in those capacities from May 2011 until June 8, 2021. Mr. de Solo has more than 10 years of experience in the healthcare industry. Prior to co-founding CareMax, Mr. de Solo served as Chief Operating Officer and partner of Solera Health Systems, LLC, a startup managed healthcare company. Mr. de Solo received a B.B.A. in Accounting and Finance from Florida International University. We believe Mr. de Solo’s experience as co-founder, President and Chief Executive Officer of CMG makes him well qualified to serve as a member of the Board.

Kevin Berg, has served as an independent director on the Board since November 2, 2022. Mr. Berg has served as a Senior Advisor on the Healthcare Services team at Deerfield Management Company, L.P. (“Deerfield Management”), an investment firm dedicated to advancing healthcare through information, investment and philanthropy, since January 2020. He was previously a partner with Deerfield Management from February 2005 to December 2019. Mr. Berg provides Deerfield Management extensive research and analysis on individual companies operating in the healthcare industry. Prior to joining Deerfield Management in 2005, Mr. Berg was a Director in the Equity Research Department at Credit Suisse First Boston, where he covered companies in the healthcare services sector. Mr. Berg also served as a Managing Director in the Equity Research Department at First Albany, where he focused on healthcare services stocks. Mr. Berg began his career in healthcare research at Oscar Gruss. Mr. Berg holds a B.A. in Economics from Washington University, a J.D. from the UCLA School of Law, he is a member of State of New York Bar (retired) and is a CFA charterholder. We believe Mr. Berg’s expertise in the healthcare services sector makes him well qualified to serve as a member of the Board.

Bryan Cho, has served as an independent director of the Board since July 13, 2021. He is Executive Vice President of The Related Companies, L.P. (“Related”) and a senior partner of the firm’s New York and California development divisions, as well as president of Related’s Senior Living business which currently has close to $2.5 billion in properties under development. Since joining Related in 2000, Bryan has led over $10.0 billion of development ventures creating close to 6,000 new multi-family residences (including over 1,000 units of new construction affordable housing) and over 6.0 million square feet of commercial and institutional non-profit space across the New York City, Los Angeles, and San Francisco metropolitan areas. He is a member of the board of trustees of The Buckley School in New York City, The Stony Brook School, in Stony Brook, New York, as well as a member of the board of directors of homeless services non-profit The Bowery Mission in New York City where he serves as Chair of the Mission’s Real Estate Committee. We believe Mr. Cho’s expertise in real estate, specifically the development of facilities for Medicare eligible populations, makes him well qualified to serve as a member of the Board.

Ralph de la Torre, M.D., has served as a director of the Board since November 17, 2022. Dr. de la Torre has served as the founding Chairman, Chief Executive Officer of Steward Health Care System LLC (“Steward”) since 2010. Previously, Dr. de la Torre was CEO of Caritas Christi Health Care, where he led the transformation of a six-hospital system and developed the business model for Steward, which was subsequently invested in by Cerberus Capital Management. Steward’s model of an integrated, value-based model, subsequently termed an ACO, has given Steward more than a decade of managing risk-based contracts. He was founder and CEO of the Cardiovascular Institute at Beth Israel Deaconess Medical Center and of Cardiovascular Management Associates, one of the nation’s first totally integrated systems for treating cardiac patients. At the same time, Dr. de la Torre was Chief of Cardiac Surgery at BIDMC and of Harvard Medical Faculty Physician at BIDMC where he was recognized as one of the top cardiac surgeons in the nation. He has founded several health care-related businesses and has numerous issued or pending patents. Dr. de la Torre received his B.S.E. from Duke University in 1988, and his M.D. and M.S. from a joint program between Harvard Medical School and MIT in 1992. We believe Mr. de la Torre’s experience in the healthcare industry makes him well qualified to serve as a member of the Board.

Dr. Vincent Omachonu, has served as an independent director on the Board since June 8, 2021. Dr. Omachonu is the Chair of the Department of Industrial and Systems Engineering at the University of Miami College of Engineering. Dr. Omachonu is an award-winning expert and author in the field of healthcare quality management and patient experience. His most recent book is titled, Healthcare Value Proposition. He has published several peer-reviewed papers in Technical and professional journals, including Health Services Research, Journal of Population Health, and European Journal of Operational Research. Dr. Omachonu has written extensively about technology and innovation in the services sector. He is a Master Black Belt in Lean Six Sigma Quality Methodology. He earned his bachelor’s and master’s degrees in industrial engineering from the University of Miami, a master’s degree in operations research from Columbia University, and his PhD in industrial engineering from New York University Tandon School of Engineering. We believe Dr. Omachonu’s expertise in healthcare quality management makes him well qualified to serve as a member of the Board.

Ryan O’Quinn, has served as an independent director on the Board since November 2, 2022. Mr. O’Quinn has served as the President, Chief Legal Officer and Director of Loyal Source Worldwide, Inc., an organization that provides government healthcare, technical and support services, engineering, and travel healthcare services to both private enterprises and government agencies since July 2022. Mr. O’Quinn is an experienced trial attorney who previously investigated and defended allegations of corporate misconduct, including inadequate corporate disclosure, securities sales and marketing violations, breach of fiduciary duty and fraud-related claims. From August 2016 to July 2022, Mr. O’Quinn was a partner of DLA Piper LLP (US), and from April 2011 to August 2016 he was a partner of O’Quinn, Stumphauzer & Sloman, a full-service litigation firm. Prior to working in private practice, Mr. O’Quinn served as Senior Counsel to the United States Securities and Exchange Commission in the Enforcement Division and as Assistant United States Attorney for the Southern District of Florida in the Economic and Environmental Crimes Section. Prior to government service, Mr. O’Quinn advised public issuers and institutional buyers engaged in merger and acquisition transactions. Mr. O’Quinn received his A.B. from Princeton University, and his J.D. from the Washington and Lee University School of Law. We believe Mr. O’Quinn’s private practice and government expertise in public corporate disclosure makes him well qualified to serve as a member of the Board.

Jose R. Rodriguez, has served as an independent director on the Board since June 8, 2021. Prior to his retirement from KPMG LLP (“KPMG”) in March, 2021, Mr. Rodriguez was a senior audit partner. During his career at KPMG he held various leadership positions, which included serving on its board of directors and as lead director; chief operating officer of KPMG International’s global audit practice; office managing partner; leader of its Audit Committee Institute; east region professional practice partner and most recently ombudsman. As an audit partner, Mr. Rodriguez had extensive experience with large multinational companies and mid-sized private and publicly held companies, with primary emphasis on industrial manufacturing; consumer markets (retail, automotive, and distribution concerns); pharmaceuticals; healthcare; and mergers and acquisitions. Additionally, Mr. Rodriguez is National Association of Corporate Director (NACD) Directorship Certified and has been included in the NACD’s D-100 list, which recognizes the most influential people in and around the boardroom. Mr. Rodriguez serves on the board of trustees of Marymount University; board of directors of Latino Corporate Directors Association (Vice Chair), SECU Family House, the North Carolina Association of CPAs (Chair), the Dean’s Advisory Council at the University of Miami Herbert School of Business (Chair) and the Business School Advisory Board at Wake Forest University. He is a certified public accountant (licensed in FL, NC and NY). Mr. Rodriguez is currently on the board of directors of Primoris Services Corporation (NASDAQ: PRIM) and Popular, Inc. (NASDAQ: BPOP). Mr. Rodriguez received a B.B.A. with a major in accounting from the University of Miami. We believe that Mr. Rodriguez’s in-depth knowledge and understanding of generally accepted accounting principles, his experience in auditing and SEC reporting, mergers and acquisitions, understanding of the responsibilities and functions of audit committees and experience in corporate governance makes him well qualified to serve as a member of the Board.

Alberto de Solo, has served as our Executive Vice President and Chief Operating Officer since June 8, 2021. Prior to June 8, 2021, Mr. de Solo was the Chief Financial Officer of CMG and served in that capacity since May 2011. Between July 2005 and May 2011, Mr. de Solo held several executive positions at Merrill Lynch. Mr. de Solo received a B.B.A. in Accounting and Finance from Florida International University.

Kevin Wirges, has served as our Executive Vice President, Treasurer and Chief Financial Officer since June 8, 2021. Prior to June 8, 2021, Mr. Wirges was the Chief Financial Officer of IMC Medical Group Holdings, LLC and served in that capacity since September 2017. Between October 2015 and September 2017, Mr. Wirges was Regional Vice President, Finance, Medicare East Region at Anthem, one of the largest health benefits companies in the United States. Prior to Anthem’s acquisition of Simply Healthcare Plans in 2015, Mr. Wirges held several executive positions at Simply Healthcare

Plans, which was one of the largest privately owned Health Maintenance Organizations, including Chief Financial Officer, Vice President of Finance and Controller. Mr. Wirges received a B.B.A. in Accounting from the University of Central Arkansas.

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

Committees of the Board of Directors

The standing committees of the Board currently include an audit committee, a compensation committee, a nominating and corporate governance committee, a compliance committee and an operations and strategy committee. Each of the committees will report to the Board as they deem appropriate and as the Board may request. The initial composition, duties and responsibilities of these committees are set forth below.

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
•
reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board (“FASB”), the SEC or other regulatory authorities.

The audit committee consists of Messrs. Berg and Rodriguez and Dr. Omachonu, with Mr. Rodriguez serving as the chair of the audit committee. Dr. Shulkin served on the audit committee until his resignation on October 16, 2023. The Board has determined that each of Messrs. Berg and Rodriguez and Drs. Shulkin and Omachonu qualify as independent directors according to the rules and regulations of the SEC and Nasdaq with respect to audit committee membership. We also believe that Mr. Rodriguez qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. The Board has adopted a written charter for the audit committee, which is available free of charge on our corporate website (www.caremax.com). The information on our website is not part of this annual report.

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

The compensation committee consists of Dr. Omachonu and Messrs. Berg, Cho and Rodriguez. Dr. Shulkin served on the compensation committee until his resignation on October 16, 2023. Dr. Shulkin served as the chair of the compensation committee until his resignation. Mr. Rodriguez succeeded Dr. Shulkin as chair of the compensation committee. The Board has determined that each of Drs. Shulkin and Omachonu and Messrs. Berg, Cho and Rodriguez qualify as independent directors according to the rules and regulations of the SEC and Nasdaq with respect to compensation committee membership. The Board has adopted a written charter for the compensation committee, which is available free of charge on our corporate website (www.caremax.com). The information on our website is not part of this annual report.

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

The nominating and corporate governance committee consists of Dr. Omachonu and Messrs. Cho, O’Quinn and Rodriguez, with Mr. Cho serving as the chair of the nominating and corporate governance committee. The Board has determined that each of Dr. Omachonu and Messrs. Cho, O’Quinn and Rodriguez qualify as independent directors according to the rules and regulations of Nasdaq. The Board has adopted a written charter for the nominating and corporate governance committee, which is available free of charge on our corporate website (www. caremax.com). The information on our website is not part of this annual report.

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

The compliance committee consists of Dr. Omachonu and Messrs. O’Quinn and Rodriguez, with Mr. O’Quinn serving as the chair of the compliance committee. Ms. Assapimonwait served on the compliance committee until her resignation on October 5, 2023. The Board has determined that each of Dr. Omachonu, Ms. Assapimonwait and Messrs. O’Quinn and Rodriguez qualify as independent directors according to the rules and regulations of Nasdaq. The Board has adopted a written charter for the compliance committee, which is available free of charge on our corporate website (www.caremax.com). The information on our website is not part of this annual report.

Operations and Strategy Committee

The operations and strategy committee reviews, evaluates and oversees the Company’s corporate strategy and operations; reviews with management the Company’s strategy for acquisitions; and makes regular reports and recommendations to the Board regarding its activities.

The operations and strategy committee consists of Dr. de la Torre and Messrs. de Solo, Berg and Rodriguez. Ms. Assapimonwait served on the operations and strategy committee, and served as chair of the committee, until her resignation on October 5, 2023. Mr. Berg succeeded Ms. Assapimonwait as chair of the operations and strategy committee. The Board has not adopted a written charter for the operations and strategy committee.

Item 11. Executive Compensation.

We are considered a smaller reporting company and an emerging growth company for purposes of the SEC’s executive compensation disclosure rules. For the fiscal year ended December 31, 2023, our named executive officers (“NEOs”) were:

•
Carlos A. de Solo, President and Chief Executive Officer;
•
Kevin Wirges, Executive Vice President, Treasurer and Chief Financial Officer; and
•
Alberto R. de Solo, Executive Vice President and Chief Operating Officer.

Our compensation policies and philosophies are designed to align compensation with business objectives, while also enabling us to attract, motivate and retain individuals who contribute to our long-term success. Following the transactions contemplated by the Business Combination Agreement, dated as of December 18, 2020 (the “Business Combination Agreement”), by and among the Company, the entities listed in Annex I to the Business Combination Agreement (the “CMG Sellers”), IMC Holdings, LP, a Delaware limited partnership (“IMC Parent”), CMG, IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), and, solely for the limited purposes specified therein, Deerfield Partners, L.P. (“Deerfield Partners”), and the related financing transactions (the “Business Combination”), our compensation committee has recommended the compensation to be paid to our NEOs, which has been approved by the Board. The compensation of our NEOs since the Business Combination has primarily consisted of salary, equity-based incentive awards and an annual discretionary performance bonus as described below.

On February 5, 2024, the Company filed the Certificate of Amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-30 reverse split of the Company’s Class A Common Stock, effective January 31, 2024 (the “Reverse Stock Split”). The Reverse Stock Split has been retrospectively reflected in the options and other equity-based incentive awards held by each NEO, as described below.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to our NEOs for the fiscal years ended December 31, 2023 and December 31, 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Carlos A. de Solo President and Chief Executive Officer	2023	650,000	(1)	651,950	1,287,000	797,940	—	—	—		3,386,890
	2022	650,000	(1)	651,950	1,286,995	858,002	—	—	—		3,446,947
Kevin Wirges Executive Vice President, Treasurer and Chief Financial Officer	2023	350,000	(1)	351,050	399,000	247,380	—	—	—		1,347,430
	2022	350,000	(1)	351,050	399,002	266,004	—	—	4,000	(2)	1,366,056
Alberto R. de Solo Executive Vice President and Chief Operating Officer	2023	450,000	(1)	451,350	567,000	351,540	—	—	4,000	(2)	1,823,890
	2022	450,000	(1)	451,350	566,995	378,002	—	—	4,000	(2)	1,846,347

(1) Salary reflects the compensation reported on Form W-2 that was paid to the respective NEO for the years ended December 31, 2023 and December 31, 2022, as applicable, by Managed Healthcare Partners, LLC (“Managed Healthcare Partners”).

(2) Reflects amounts paid to Messrs. Wirges and Alberto de Solo as 401(k) match.

Narrative Disclosure to the Summary Compensation Table

Employment Agreements

Each of the NEOs entered into an employment agreement with Managed Healthcare Partners, a subsidiary of the Company. (each, an “Employment Agreement,” and collectively, the “Employment Agreements”). The narrative below summarizes the payments and benefits that each NEO is currently eligible to receive on an annual basis.

Base Salary

Each NEO’s base salary is set at a level that is intended to reflect the executive’s duties, authorities, contributions, prior experience and performance. The Employment Agreements provide for annual salaries of $650,000, $350,000 and $450,000 for Messrs. Carlos de Solo, Wirges and Alberto de Solo, respectively, in each case subject to annual review by the Board.

Bonus Compensation

Each NEO is entitled to participate in our annual cash bonus plan that is applicable for the relevant fiscal year. The annual cash bonus plan provides for discretionary bonuses. Under the Employment Agreements, the annual target cash bonus opportunity for the NEOs may not be less than 100% of each NEO’s base salary. The target cash bonus opportunities set by the compensation committee for 2022 and 2023 were set at 100% for each of our NEOs and were based on the achievement of certain financial and operational metrics. Bonuses awarded for fiscal 2022 and 2023 to Messrs. Carlos de Solo, Alberto de Solo and Wirges are included in the “Bonus” column of the Summary Compensation Table.

Other Compensation Elements

Each NEO is entitled to annual vacation and paid time off in accordance with the terms and conditions of the applicable plan or policy. Subject to the terms of any applicable plans, policies or programs, each NEO is entitled to participate in employee retirement and welfare benefit plans available to senior level executive employees generally. See “Additional Narrative Disclosure – Retirement Benefits” below for further information regarding the Company’s retirement benefits. Each NEO is reimbursed by the Company for all ordinary and reasonable expenses incurred in the course of the performance of employment services.

Long Term Incentive Compensation

Each NEO is eligible to participate in the Company’s 2021 Long-Term Incentive Plan (the “Incentive Plan”), which provides for the grant of awards in the form of stock options, stock appreciation rights, stock awards, stock units, performance shares, performance units, and other stock-based awards to officers and employees, non-employee directors, officers, and service providers. As of December 31, 2023, the maximum aggregate number of shares of our Class A common stock, $0.0001 par value per share (“Class A Common Stock”), that were reserved for issuance under the Incentive Plan was approximately 0.2 million shares of Class A Common Stock, excluding outstanding awards that may become vested and/or exercisable into an aggregate of up to approximately 0.2 million shares of Class A Common Stock. The maximum aggregate number of shares became subject to annual increases beginning on January 1, 2022 and continuing on the first day of each subsequent fiscal year through and including the tenth anniversary of the commencement of the initial annual increase, equal to the lesser of four percent of the number of shares of Class A Common Stock outstanding at the conclusion of the Company’s immediately preceding fiscal year (excluding any such outstanding shares of Class A Common Stock granted under the Incentive Plan), or an amount determined by the Company’s Board.

As of December 31, 2023, the Company had only granted awards in the form of restricted stock units (“RSUs”), options to purchase shares of Class A Common Stock (“Options”) and performance stock units (“PSUs”).

In April 2022, the compensation committee recommended, and the Board approved, awards of 3,429, 1,063 and 1,510 RSUs, and an equal number of Options at an exercise price of $250.20 per share, to each of Messrs. Carlos de Solo, Wirges and Alberto de Solo, respectively, which vest in three equal installments on April 1, 2023, April 1, 2024 and April 1, 2025. Additionally, in April 2022, the compensation committee recommended, and the Board approved, awards of a base number of 1,714, 531 and 755 PSUs to Messrs. Carlos de Solo, Wirges and Alberto de Solo, respectively. The PSUs vest based on the VWAP of the Class A Common Stock during the thirty trading days prior to April 1, 2024 (the “2022 PSU Measurement Period”), and the actual amount of PSUs that may vest is between zero and two times the base number of PSUs depending on the VWAP of the Class A Common Stock during the 2022 PSU Measurement Period.

On June 8, 2023, the compensation committee recommended, and the Board approved awards of 7,150, 2,216 and 3,150 RSUs, and an equal number of Options at an exercise price of $111.60 per share, to each of Messrs. Carlos de Solo, Wirges and Alberto de Solo, respectively, which vest in three equal installments on June 8, 2024, June 8, 2025 and June 8, 2026. Additionally, in June 2023, the compensation committee recommended, and the Board approved, awards of a base number of 3,575, 1,108 and 1,575 PSUs to Messrs. Carlos de Solo, Wirges and Alberto de Solo, respectively. The PSUs vest based on the VWAP of the Class A Common Stock during the thirty trading days prior to June 8, 2025 (the “2023 PSU Measurement

Period”), and the actual amount of PSUs that may vest is between zero and two times the base number of PSUs depending on the VWAP of the Class A Common Stock during the 2023 PSU Measurement Period.

The grant date fair value attributable to the awards of RSUs and PSUs granted to each NEO is reported in the “Stock Awards” column of the Summary Compensation Table, and the grant date fair value attributable to the awards of the Options is reported in the “Stock Awards” column of the Summary Compensation Table.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by the NEOs as of December 31, 2023, all of which were granted under the Incentive Plan.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Carlos A. de Solo	953 -	476 -	300.00 -	10/29/2031 ˗	- 476(2)	- 7,111	- -	- -
	1,143 - - - -	2,286 - - 7,150 - -	250.20 - - 111.60 - -	04/01/2032 - - 6/8/2033 - -	- 2,286(3) - - 7,150(5) -	- 34,152 - - 106,821 -	- - 1,714(4) - - 3,575(6)	- - 25,607 - - 53,410
Kevin Wirges	296 - 355 - -	147 - 354 - -	300.00 - 250.20 - -	10/29/2031 - 04/01/2032 - -	- 147(2) - 354(3) -	- 2,196 - 5,288 -	- - - 531(4) -	- - - - 7,933

	- - -	2,216 - -	111.60 - -	6/8/2033 - -	- 2,216(5) -	- 33,107 -	- - 1,108(6)	- - 16,553
Alberto R. de Solo	420 -	210 -	300.00 -	10/29/2031 -	- 210(2)	- 3,137	- -	- -
	504 - -	1,006 - -	250.20 - -	04/01/2032 - -	- 1,006(3) -	- 15,029 -	- - 715(4)	- - 10,682
	- - -	3,150 - -	111.60 - -	6/8/2033 - -	- 3,150(5) -	- 15,029 -	- - 1,575(6)	- - 23,530

(1)
The market value of unvested stock awards is based on the closing market price of our Class A Common Stock on December 29, 2023 (the last trading day of 2023) of $14.94.
(2)
Represents RSUs which vest on June 8, 2024.
(3)
Represents RSUs which vest in equal tranches on April 1, 2024 and April 1, 2025.
(4)
Represents PSUs which vest based on the VWAP of the Common Stock during the 2022 PSU Measurement Period, and the actual amount of PSUs that may vest is between zero and two times the base number of PSUs depending on the VWAP of the Class A Common Stock during the 2022 PSU Measurement Period.
(5)
Represents RSUs which vest in equal tranches on June 8, 2024, June 8, 2025 and June 8, 2026.
(6)
Represents PSUs which vest based on the VWAP of the Common Stock during the 2023 PSU Measurement Period, and the actual amount of PSUs that may vest is between zero and two times the base number of PSUs depending on the VWAP of the Class A Common Stock during the 2023 PSU Measurement Period.

Additional Narrative Disclosure

Retirement Benefits

The Company currently maintains a retirement plan intended to provide benefits under section 401(k) of the Code, in which employees, including the NEOs, are allowed to contribute portions of their base compensation to a tax-qualified retirement account. The Company matches eligible employee contributions up to 4% of eligible compensation which are subject to a vesting period over six years. CareMax may also make voluntary contributions in addition to the match above based on management discretion, which are also subject to the vesting period. Each of the NEOs is entitled to participate in the 401(k) plan; however, for the year ended December 31, 2023, Mr. Alberto de Solo was the only NEO who participated in the 401(k) plan.

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

Directors

The non-employee directors of the Company are entitled to the following compensation for their service on the Board: (i) an annual cash retainer of $70,000, paid quarterly; (ii) an equity retainer of RSUs with a grant date fair value equal to $135,000, granted annually upon election; (iii) an annual retainer of $87,500 for the Chair of the Board and $25,000 for the Lead Independent Director, in each case if elected, payable quarterly in cash, (iv) an annual retainer of $30,000 for the chair of the audit committee, payable quarterly in cash or, if elected by such director upon annual election to the Board or in advance thereof, in RSUs on the same terms as such director’s annual equity retainer; and (v) an annual retainer of $20,000 for chair of each other committee of the Board, payable quarterly in cash or, if elected by such director upon annual election to the Board or in advance thereof, in RSUs on the same terms as such director’s annual equity retainer. Each grant of RSUs described above will vest in full on the first anniversary of the grant date subject to continued service on the Board. The table below sets forth the compensation received by each of our non-employee directors from January 1, 2023 through December 31, 2023. Employee directors are not compensated for their additional service provided to the Board and thus are not included in the table below:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Kevin Berg	81,346	135,000	216,346
Ralph de la Torre, M.D.	70,000	135,000	205,000
Ryan O’Quinn	90,000	135,000	225,000
Jose R. Rodriguez	127,500	195,000	322,500
Beatriz Assapimonwait	68,489	135,000	203,489
Bryan Cho	80,000	155,000	235,000
Dr. Vincent Omachonu	70,000	135,000	205,000
Hon. Dr. David J. Shulkin	52,500	155,000	207,500

(1) Includes amounts paid for each director’s annual retainer amount for Board, committee and committee chair service, as applicable, pro-rated for each director’s service through December 31, 2023.

(2) Represents the aggregate grant date fair value of RSUs granted to each of our then current non-employee directors during the year ended December 31, 2023 determined in accordance with FASB ASC Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to the shares of our Class A Common Stock that may be issued under the Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities referenced in column (a)) (c)
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	152,031	$49.36	165,993
Total	152,031	$49.36	165,993

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our Class A Common Stock as of April 16, 2024 by:

•
each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of Class A Common Stock;
•
each of our executive officers and directors; and
•
all executive officers and directors of the Company as a group.

The beneficial ownership percentages set forth in the table below are based on 3,802,833 shares of Class A Common Stock issued and outstanding as of April 16, 2024, plus, with respect to each beneficial owner, the number of shares of our Class A Common Stock such person had the right to acquire within 60 days of April 16, 2024. Beneficial ownership for the purposes of the following table is determined according to the rules and regulations of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In accordance with Rule 13d-3 under the Exchange Act, any securities which are subject to options, warrants, rights or conversion privileges exercisable or convertible into shares of Class A Common Stock within 60 days are deemed to be outstanding solely for the purpose of computing the percentage of outstanding Class A Common Stock owned by the beneficial owner of such securities but shall not be deemed to be outstanding for the purpose of computing the percentage of Class A Common Stock owned by any other person. Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock beneficially owned by them.

Name of Beneficial Owners(1)	Number of Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Class A Common Stock
Directors and Executive Officers:
Carlos A. de Solo(2)	224,421	5.9%
Alberto de Solo(3)	101,352	2.6%
Kevin Wirges(4)	8,448	*
Jose R. Rodriguez(5)	3,004	*
Dr. Vincent Omachonu(6)	2,114	*
Bryan Cho(7)	135,947	3.5%
Kevin Berg (8)	1,529	*
Ralph de la Torre, M.D.(9)	580,497	15.3%
Ryan O’Quinn (10)	1,529	*
All directors and executive officers as a group (9 individuals)	990,457	26.0%
Five Percent Holders:
Entities affiliated with Deerfield Management Company, L.P., including Deerfield Partners, L.P. and DFHTA Sponsor LLC(11)	623,047	16.0%
O.M. Investment Group, Inc.(12)	213,365	5.6%
Entities affiliated with Eminence Capital, LP(13)	347,488	9.1%
Morgan Stanley(14)	354,960	9.3%

* Less than one percent

(1) Unless otherwise indicated, the business address of each of the individuals and entities is 1000 NW 57 Court, Suite 400, Miami, FL 33126.

(2) Represents (i) 213,365 shares of Class A Common Stock held indirectly by Carlos de Solo, his spouse and family trusts through an investment vehicle, O.M. Investment Group, Inc. (“O.M.”), (ii) 2,097 shares of Class A Common Stock held directly by Carlos de Solo, (iii) 1,143 shares of Class A Common Stock underlying RSUs that have vested but have not been settled for shares of Class A Common Stock, (iv) 2,860 shares of Class A Common Stock that may be acquired pursuant to RSUs within 60 days after April 16, 2024 and (v) 4,956 shares of Class A Common Stock that may be acquired pursuant to the exercise of stock options within 60 days after April 16, 2024.

(3) Represents (i) 96,481 shares of Class A Common Stock held indirectly by Alberto de Solo, his spouse and a family trust through an investment vehicle, C.G.D. Investment Group, (ii) 923 shares of Class A Common Stock held directly by Alberto de Solo, (iii) 504 shares of Class A Common Stock underlying RSUs that have vested but have not been settled for shares of Class A Common Stock, (iv) 1,260 shares of Class A Common Stock that may be acquired pursuant to RSUs within 60 days after April 16, 2024 and (v) 2,184 shares of Class A Common Stock that may be acquired pursuant to the exercise of stock options within 60 days after April 16, 2024.

(4) Represents (i) 5,521 shares of Class A Common Stock held directly by Mr. Wirges, (ii) 355 shares of Class A Common Stock underlying RSUs that have vested but have not been settled for shares of Class A Common Stock, (iii) 1,035 shares of Class A Common Stock that may be acquired pursuant to RSUs within 60 days after April 16, 2024, and (iv) 1,537 shares of Class A Common Stock that may be acquired pursuant to the exercise of stock options within 60 days after April 16, 2024.

(5) Represents (i) 1,379 shares of Class A Common Stock held directly by Jose R. Rodriguez and (ii) 1,625 shares of Class A Common Stock underlying RSUs that will vest within 60 days of April 16, 2024.

(6) Represents (i) 989 shares of Class A Common Stock directly held by Dr. Omachonu and (ii) 1,125 shares of Class A Common Stock underlying RSUs that will vest within 60 days after April 16, 2024.

(7) Represents (i) 16,667 Advisor Shares (as defined in Certain Relationships and Related Party Transactions below) held by the Advisor (as defined in Certain Relationships and Related Party Transactions below), (ii) 66,666 Series A Warrant Shares (as defined in Certain Relationships and Related Party Transactions below) underlying Series A Warrants (as defined in Certain Relationships and Related Party Transactions below) held by the Advisor, (iii) 50,000 Series B Warrant Shares (as defined in Certain Relationships and Related Party Transactions below) underlying vested Series B Warrants (as defined in Certain Relationships and Related Party Transactions below) held by the Advisor, (iv) 1,323 shares of Class A Common Stock held directly by Mr. Cho and (v) 1,291 shares of Class A Common Stock underlying RSUs that will vest within 60 days of April 16, 2024. Excludes 150,000 Series B Warrant Shares underlying unvested Series B Warrants. As of April 16, 2024, the Advisor did not have the right to acquire such Series B Warrant Shares within 60 days of such date.

(8) Represents (i) 404 shares of Class A Common Stock held indirectly by Kevin Berg; and (ii) 1,125 shares of Class A Common Stock underlying RSUs that will vest within 60 days of April 16, 2024.

(9) Represents (i) 579,008 shares of Class A Common Stock held indirectly by Dr. Ralph de la Torre as the sole member manager of Santa Clara Holdings LLC, which is the sole member manager of RDLT – SHCI Investor LLC, and in such capacity has the right to vote and dispose of the securities held by RDLT – SHCI Investor LLC; (ii) 364 shares of Class A Common Stock held directly by Dr. de la Torre; and (iii) 1,125 shares of Class A Common Stock underlying RSUs that will vest within 60 days of April 16, 2024.

(10) Represents (i) 404 shares of Class A Common Stock held directly by Mr. O’Quinn; and (ii) 1,125 shares of Class A Common Stock underlying RSUs that will vest within 60 days of April 16, 2024.

(11) Based solely on a Schedule 13D/A filed on March 13, 2023. Represents (i) 527,036 shares of Class A Common Stock held directly by Deerfield Partners; (ii) 94,344 shares of Class A Common Stock underlying warrants held directly by Deerfield Partners; and (iii) 1,666 shares of Class A Common Stock held directly by Steven Hochberg, an operating partner in Deerfield Management, a Delaware series limited partnership (Series C) for the benefit, and at the direction, of Deerfield Management. The address of all entities affiliated with Deerfield Management is 345 Park Avenue South, 12th Floor, New York, New York 10010.

(12) Represents shares of Class A Common Stock held indirectly by Carlos de Solo, his spouse and family trusts through O.M.

(13) Based solely on a Schedule 13G/A filed on February 14, 2024. Represents shares owned of record by various investment funds and separately managed accounts for which Eminence Capital, LP (“Eminence Capital”) serves as the management company or investment adviser. Ricky C. Sandler is the Chief Executive Officer of Eminence Capital. Mr. Sandler and Eminence Capital may be deemed to have shared voting and dispositive power over the shares owned of record by such investment funds and separately managed accounts. Each of Mr. Sandler and Eminence Capital expressly disclaims beneficial ownership of such securities. The principal business address of Eminence Capital and its affiliates is 399 Park Avenue, 25th Floor, New York, New York 10022.

(14) Based solely on a Schedule 13G filed on February 12, 2024. Morgan Stanley reports shared voting power of 354,881 and shared dispositive power of 354,960 shares of Class A Common Stock. Morgan Stanley Capital Services LLC reports shared voting and dispositive power of 350,320. The address for Morgan Stanley and Morgan Stanley Capital Services LLC is 1585 Broadway New York, NY 10036.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation and indemnification arrangements for our directors and executive officers, which are described elsewhere in this annual report, the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

•
the Company, Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), CMG or IMC have been or are to be a participant;

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

DFHT’s Related Party Transactions

Transactions with Deerfield Partners

Deerfield Partners purchased 3,360,000 units sold in the closing of the Company’s initial public offering (the “IPO”), each of which consisted of one share of Class A Common Stock and one-fifth of one warrant (“Units”) in the IPO at $10.00 per unit. The underwriting commission with respect to Units purchased by Deerfield Partners in the IPO, was $0.10 per unit upon the closing of the IPO and $0.175 per unit in the deferred underwriting commissions.

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

Effective November 10, 2022, the Company completed its previously announced acquisition, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) (capitalized terms used herein and not otherwise defined have the meaning set forth in the Merger Agreement), by and among (i) the Company, (ii) Sparta Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (iii) Sparta Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (iv) Sparta Merger Sub III Inc., a Delaware corporation and wholly-owned subsidiary of the Company, (v) Sparta Merger Sub I LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, (vi) Sparta Merger Sub II LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, (vii) Sparta Merger Sub III LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, (viii) Sparta Sub Inc., a Delaware corporation, (ix) SNCN Holdco Inc. a Delaware corporation, (x) SICN Holdco Inc. a Delaware corporation, (xi) Sparta Holding Co. LLC, a Delaware limited liability company (the “Seller”), and (xii) Steward, a Delaware limited liability company (the “Steward Acquisition”).

In connection with the Steward Acquisition, on May 31, 2022 the Company entered into a Support Agreement (the “Support Agreement”) with Deerfield Partners pursuant to which Deerfield Partners agreed to vote all shares of Class A Common Stock owned by it in favor of the Steward Acquisition and related transactions and to not sell, transfer, or encumber any such shares of Class A Common Stock (subject to customary exceptions for transfers to affiliates that agree to the same obligations) until the earliest of (i) the closing of the Steward Acquisition, (ii) the date of the termination, or of certain modifications to, the Merger Agreement or related documents as set forth in the Support Agreement, or (iii) February 25, 2023.

Mr. Kevin Berg, who is on the Company’s Board, is a Senior Advisor with Deerfield. As a director of the Company, Mr. Berg will receive compensation in the same manner as the Company’s other non-employee directors.

Share and warrant amounts and references to Class A Common Stock and the Class A Common Stock per share data amounts in this section do not reflect the Reverse Stock Split.

Loan and Security Agreement

In November 2022, the Company entered into a Loan and Security Agreement, by and among certain of the Company’s subsidiaries, as borrowers (the “Borrowers”), CAJ Lending LLC (“CAJ”) and Deerfield Partners, as lenders (the “Lenders”), and CAJ, as administrative agent and collateral agent (the “Loan and Security Agreement”). Mr. Carlos A. de Solo, a director of the Company and the Company’s President and Chief Executive Officer, Mr. Alberto de Solo, the Company’s Executive Vice President and Chief Operating Officer, and Mr. Joseph N. De Vera, the Company’s Senior Vice President and Legal Counsel, have interests in CAJ. Pursuant to the Loan and Security Agreement, the Lenders provided the Borrowers a term loan (the “Term Loan”) in the aggregate principal amount of approximately $35.5 million. The Company used the proceeds of the Term Loan to fund the cash payment of approximately $35.5 million made by the Company in connection of the closing of the Steward Acquisition, an amount equal to the value of the targets’ accounts receivable attributable to Medicare value-based payments for the period between January 1, 2022 and the closing date of the Steward Acquisition (the “Steward Closing Date”), minus the amount of such payments payable to the affiliate physicians of the targets (the “Financed Net Pre-Closing Medicare AR”).

The Term Loan bore interest at 12.0% per annum. In addition, the Borrowers paid a facility fee equal to 3.0% of the aggregate principal amount of the Term Loan on the Steward Closing Date. Any additional interest (if applicable) accrued and owed during the term of the Loan and Security Agreement was paid in-kind and capitalized to principal monthly in arrears. From and after the occurrence and during the continuance of an event of default, the Term Loan bore interest at a rate equal to 4.0% above the interest rate applicable immediately prior to the occurrence of the event of default. If Mr. Carlos de Solo was no longer serving as the chief executive officer of the Company under certain circumstances and, following a request from CAJ, the Borrowers would have been unable to refinance the portion of the Term Loan advanced by CAJ, then the interest rate applicable to such portion would have been increased by 5.0%. Pursuant to the Merger Agreement, the Seller agreed to pay the costs of financing the Financed Net Pre-Closing Medicare AR and, at the closing of the Steward Acquisition, paid to the Borrowers all scheduled payments of interest and fees from the Steward Closing Date up to and including November 30, 2023, which amount was then paid in advance by the Borrowers to the Lenders.

The Loan and Security Agreement was to mature on the earlier of November 30, 2023, or three business days after the Borrowers received payment for the Financed Net Pre-Closing Medicare AR from the federal government. The Term Loan was able to be prepaid, in whole or in part, without penalty or premium. In October 2023, the Company paid off all outstanding indebtedness of $35.5 million due under the Loan and Security Agreement, and the Loan and Security Agreement was terminated.

Registration Rights Agreement

DFHT entered into a registration rights agreement, dated July 16, 2020, with respect to the holders of the Founder Shares, the Private Warrants and any warrants that would have been issued upon conversion of Working Capital Loans. Assuming $1,500,000 million of Working Capital Loans were converted into warrants, DFHT would have been obligated to register up to 250,347 shares of Class A Common Stock and up to 130,555 warrants. The number of shares of Class A Common Stock included (i) up to 119,791 shares of Class A Common Stock to be issued upon conversion of the Founder Shares, (ii) up to 97,222 shares of Class A Common Stock underlying the Private Warrants and (iii) up to 33,333 shares of Class A Common Stock underlying the warrants issued upon conversion of Working Capital Loans. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Business Combination.

Amended and Restated Registration Rights Agreement

In connection with the execution of the Business Combination Agreement, DFHT, the CMG Sellers, IMC Parent, the Sponsor, Deerfield Partners and certain other parties thereto, including affiliates of CMG’s owners, directors and executive officers (collectively, the “rights holders”) entered into the Amended and Restated Registration Rights Agreement, which amended and restated in its entirety the existing registration rights agreement, dated July 16, 2020, described in “Registration Rights Agreement” above (the “Amended and Restated Registration Rights Agreement”). Pursuant to the terms of the Amended and Restated Registration Rights Agreement, we were obligated to file a registration statement to register the resale of certain shares of Class A Common Stock held by the rights holders. In addition, pursuant to the terms of the Amended and Restated Registration Rights Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the rights holders may demand at any time or from time to time, that we file a registration statement on Form S-1 or Form S-3 to register certain shares of Class A Common Stock held by such rights holders. The Amended and Restated Registration Rights Agreement also provides the rights holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

In connection with the closing of the Steward Acquisition, the Company and certain rights holders entered into an amendment to the Amended and Restated Registration Rights Agreement. Pursuant to the amendment, the parties consented to the Company’s grant of registration rights pursuant to the Investor Rights Agreement (as defined below) and the Related Registration Rights Agreement (as defined below) and provided that other registration rights granted by the Company, including pursuant to the Investor Rights Agreement and the Related Registration Rights Agreement, are pari passu with the rights granted under the Amended and Restated Registration Rights Agreement with respect to priority on primary and secondary registrations of securities.

The Company’s Related Party Transactions

Escrow Agreements

On the date of the Business Combination Closing, DFHT, the Sponsor, O.M., in its capacity as representative of the members of the CMG Sellers, and Continental Stock Transfer & Trust Company, in its capacity as escrow agent (“the Escrow Agent”), entered into that certain Escrow Agreement, dated as of June 8, 2021, by and among DFHT, the Sponsor, O.M., the CMG Sellers, and Continental Stock Transfer & Trust Company, in its capacity as escrow agent (the “CMG Escrow Agreement”), and DFHT, the Sponsor, IMC Parent and the Escrow Agent entered into the that certain Escrow Agreement, dated June 8, 2021, by and among DFHT, the Sponsor, IMC Parent and Continental Stock Transfer & Trust Company, in its capacity as escrow agent (the “IMC Escrow Agreement” and together with the CMG Escrow Agreement, the “Escrow Agreements”). The Escrow Agreements provided for the deposit of $1,500,000, comprised of $790,000 in cash and 2,366 shares of Class A Common Stock, which DFHT placed into adjustment escrow accounts at the Business Combination Closing with the Escrow Agent for the purpose of securing certain post-closing adjustment obligations of the CMG Sellers and IMC Parent, respectively. In 2022, the cash was returned to the Company, the shares were canceled and the Escrow Agreements terminated in connection with the settlement of the parties’ post-closing obligations.

Advisory Agreement

On July 13, 2021, we entered into an exclusive real estate advisory agreement (the “Advisory Agreement”) with Related CM Advisor, LLC (the “Advisor”), a Delaware limited liability company and a subsidiary of Related, and, with respect to certain sections of the Advisory Agreement, Related. The Advisory Agreement provides the Advisor with the right to designate a director to serve on the Board, subject to the continuing satisfaction of certain conditions, including that the Advisor and its affiliates maintain ownership of at least 16,666 shares of Class A Common Stock, and in connection with the Advisory Agreement, Bryan Cho, an Executive Vice President of Related, was appointed to serve as a Class III director of the Board.

In connection with the Advisory Agreement, the Advisor entered into a subscription agreement (the “Subscription Agreement”), whereby the Advisor purchased 16,666 shares of Class A Common Stock (the “Advisor Shares”), for an aggregate purchase price of $5,000,000, and we issued to the Advisor (i) a warrant (the “Series A Warrant”) to purchase 66,666 shares of Class A Common Stock (the “Series A Warrant Shares”), which vested immediately upon issuance, is exercisable for a period of five years and is not redeemable by the Company and (ii) a warrant (the “Series B Warrant” and together with the Series A Warrant, the “Warrants”) to purchase up to 200,000 shares of Class A Common Stock (the “Series B Warrant Shares” and, together with the Series A Warrant Shares, the “Warrant Shares”), pursuant to which 16,666 Series B Warrant Shares will vest and become exercisable from time to time upon the opening of each medical center under the Advisory Agreement for which the Advisor provides services, other than two initial medical centers. The Series B Warrant is exercisable, to the extent vested, until the later of five years from the date of issuance or one year from vesting of the applicable Series B Warrant Shares and is redeemable with respect to vested Warrant Shares at a price of $0.30 per Warrant Share if the price of the Common Stock equals or exceeds $540.00 per share, or $3.00 per Warrant Share if the price of the Common Stock equals or exceeds $300.00 per share, in each case when such price conditions are satisfied for any 20 trading days within a 30-trading day period and subject to certain adjustments and conditions as described in the Series B Warrant. In the event that the Series B Warrant is called for redemption by the Company, the Advisor may pay the exercise price for the Series B Warrant Shares six months following the notice of redemption by the Company. Additionally, each of the Warrants is exercisable on a cashless basis. During the year ended December 31, 2022, the Company recognized vesting of 50,000 Series B Warrant Shares related to the opening of three centers for which the Advisor provided services under the Advisory Agreement. No warrants vested during the year ended December 31, 2023.

In connection with the execution of the Advisory Agreement and the issuance of the Advisor Shares and the Warrants, the Company and the Advisor entered into a lock-up agreement (the “Lock-Up Agreement”), whereby the Advisor agreed, subject to certain exceptions, not to sell or otherwise transfer any of the Advisor Shares or any of the Warrant Shares (collectively, the “Shares”), in each case for a period of six months following the issuance thereof. Additionally, the Company and the Advisor entered into a registration rights agreement (the “Related Registration Rights Agreement”), whereby the Company agreed to grant the Advisor certain registration rights for the Shares, including certain demand registration rights, piggyback registration rights and shelf registration rights beginning on August 31, 2022, in each case subject to the restrictions contained in the Lock-Up Agreement. In connection with the closing of the Steward Acquisition, the Company and the Advisor entered into an amendment to the Related Registration Rights Agreement to, among other things, provide that other registration rights granted by the Company, including pursuant to the Investor Rights Agreement, are pari passu with the rights granted under the Related Registration Rights Agreement with respect to priority on primary and secondary registrations of securities.

In connection with the Advisory Agreement, the Company recorded $0.4 million in 2022 for construction advisory services provided by Related. No construction advisory services were provided to the Company by Related in 2023.

Investor Rights Agreement

In connection with the closing of the Steward Acquisition, Dr. de la Torre, the Chairman, Chief Executive Officer and principal equityholder of Steward, Dr. Michael Callum, the Executive Vice President for Physician Services and an equityholder of Steward, and certain other equityholders of Steward (collectively, the “Investor Parties”) and the Company entered into an investor rights agreement (the “Investor Rights Agreement”). The Investor Rights Agreement provides, among other things, that Dr. de la Torre would have the right to designate an individual (in his discretion) to serve on the Board, subject to the continuing satisfaction of certain conditions, including that Dr. de la Torre maintains beneficial ownership of at least 50% of the initial share consideration distributed to him immediately following the closing of the Steward Acquisition (as adjusted for any stock split, reverse stock split, stock dividend, subdivision, reclassification, recapitalization, exchange or similar reorganization of shares), and following the issuance of the earnout share consideration in connection with the Steward Acquisition, Dr.de la Torre will have the right to designate one additional individual (in his discretion) to serve on the Board, subject to the continuing satisfaction of certain conditions, including that he maintains beneficial ownership of at least 50% of the earnout share consideration distributed to him immediately following the issuance thereof (as adjusted for any stock split, reverse stock split, stock dividend, subdivision, reclassification, recapitalization, exchange or similar reorganization of shares). On and effective as of November 17, 2022, the Board appointed Dr. de la Torre to serve as a Class II director of the Board in connection with Dr. de la Torre’s board designation rights under the Investor Rights Agreement. The Investor Rights Agreement also provides that until six months following the date a nominee of or affiliate of Dr. de la Torre ceases to serve on the Board, Dr. de la Torre and Dr. Callum will be required to vote any Company securities beneficially owned by them in accordance with the recommendation of the Board at any meeting of Company stockholders or written consent of Company stockholders, subject to certain exceptions, including exceptions for votes related to (i) the issuance of the Company’s equity securities, other than in connection with an incentive plan or issuances, the proceeds of which will be used to repay indebtedness, (ii) a change in control of the Company under certain circumstances, or (iii) any stockholder proposal. Dr. de la Torre and Dr. Callum are also subject to standstill restrictions that prohibit the acquisition of additional equity interests in the Company and certain other actions related to voting equity securities, and certain of the Investor Parties are subject to lockup provisions that restrict the sale of the Company’s Class A Common Stock in excess of 4% of the total outstanding Class A Common Stock immediately following the closing of the Steward Acquisition, or the encumbrance of any Class A Common Stock held by such Investor Parties, in each case for one year, subject to certain exceptions. In addition, the Investor Rights Agreement provides for certain rights of first offer, co-sale rights and preemptive rights, in each case as set forth in the Investor Rights Agreement, and provides for certain registration rights, including certain demand registration rights, piggyback registration rights and shelf registration rights following the closing of the Steward Acquisition, in each case subject to the restrictions contained in the Investor Rights Agreement.

Steward Acquisition

See Note 4, Acquisitions, to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K for details regarding the Steward Acquisition and the Earnout Share Consideration.

MSP Recovery, Inc.

Ms. Beatriz Assapimonwait served on the Board until her resignation on October 5, 2023. Ms. Assapimonwait also joined the board of directors of MSP Recovery, Inc. in 2022. As of December 31, 2023 and 2022, the Company had net accounts receivable from MSP Recovery, Inc. of $0 and $2.3 million, respectively. During the years ended December 31, 2023 and 2022, the Company had subrogation income from MSP Recovery, Inc. of $0 and $0.7 million, respectively.

Second Wave Delivery System, LLC

Hon. Dr. David Shulkin served on the Board until his resignation on October 16, 2023. Dr. Shulkin also serves on the board of directors of Second Wave Delivery System, LLC. The Company paid Second Wave Delivery System, LLC $275,000 for services in 2022 and $250,000 in prepaid services in 2023.

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

Other Related Persons Transactions

Phillip Giarth, the son of Beatriz Assapimonwait, who served as a Director of the Company since 2021 and until her resignation on October 5, 2023, was previously employed by CareMax as Vice President of Value-Based Care. Mr. Giarth’s compensation was $321,147 and $301,000 for 2023 and 2022, respectively, including base salary, bonus, grant date fair value of RSU awards and 401(k) match amounts. CareMax also provides his health and other benefits customarily provided to similarly situated employees.

Related Party Transactions Policy

The Board adopted a written related party transactions policy following the closing of the Business Combination. The policy provides that officers, directors (or nominees to become a director), holders of more than 5% of any class of the Company’s voting securities, and any member of the immediate family of, person sharing the household of and any entity affiliated with any of the foregoing persons, will not be permitted to enter into a related-party transaction with the Company (including any subsidiary or entity in which the Company or any subsidiary has a 50% or greater interest, or voting power or profits) without the prior consent of the audit committee, or other independent members of the Board in the event it is inappropriate for the audit committee to review such transaction due to a conflict of interest. Any request for the Company to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the general counsel of the Company for review and, if the general counsel determines that the proposed transaction is a related person transaction and is material to the Company, they will submit the proposed transaction to the audit committee for their consideration and approval. In approving or rejecting the proposed transactions, the audit committee will take into account all of the relevant facts and circumstances available.

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

Item 14. Principal Accounting Fees and Services.

The firm of PricewaterhouseCoopers, LLC, or PwC, acts as our independent registered public accounting firm. The table below sets forth the aggregate fees billed by PwC in 2022 and 2023.

	2023	2022
Audit Fees(1)	$1,135,366	$1,363,260
Audit-Related Fees(2)	—	94,000
Tax Fees	—	—
All Other Fees	2,900	2,900
Total	$1,138,266	$1,460,160

(1) Audit fees consist of fees for services rendered and expenses billed in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements, and services that were provided by the accountant in connection with statutory and regulatory filings or engagements, including services associated with registration statements, periodic reports and other documents filed with the SEC.

(2) Audit-Related Fees represent amounts paid for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and which are not included in Audit Fees above.

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

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2024).
23.1	Consent of PricewaterhouseCoopers LLP (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2024).

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2024).

97.1	CareMax, Inc. Compensation Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL)

+		Certain portions of this exhibit have been omitted pursuant to Regulation S-K, Item (601)(b)(10).
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

Date: April 29, 2024	CareMax, Inc.

/s/ Carlos A. de Solo
Name: Carlos A. de Solo
Title: President and Chief Executive Officer

17