Form 10-Q
period 2024-03-31
CareMax, Inc.
filed 2024-05-09
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 6, 2024, the registrant had 3,802,883 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share issued and outstanding.

CareMax, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS

Current Assets
Cash and cash equivalents	$41,479	$65,528
Accounts receivable, net	107,985	114,754
Other current assets	6,650	3,066
Total Current Assets	156,113	183,348

Property and equipment, net	47,243	47,918
Operating lease right-of-use assets	109,947	109,215
Goodwill, net	156,841	156,841
Intangible assets, net	96,092	101,243
Other assets	47,965	24,737
Total Assets	$614,202	$623,301

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$6,704	$6,275
Accrued expenses	20,172	16,224
Risk settlement liabilities	53,599	42,602
Related party liabilities	1,229	190
Current portion of third-party debt, net	390,995	364,380
Current portion of operating lease liabilities	32,062	8,975
Other current liabilities	2,354	165
Total Current Liabilities	507,114	438,812
Derivative liabilities	49	22
Long-term debt, net	1,879	21,443
Long-term operating lease liabilities	78,417	97,136
Other liabilities	6,340	4,443
Total Liabilities	593,800	561,856
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY
Preferred stock (1,000,000 shares authorized; one share issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Class A common stock ($0.0001 par value; 8,333,333 shares authorized; 3,802,883 and 3,744,732 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	11	11
Additional paid-in-capital	784,736	782,371
Accumulated deficit	(764,345)	(720,938)
Total Stockholders' Equity	20,403	61,444

Total Liabilities and Stockholders' Equity	$614,202	$623,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Medicare risk-based revenue	$168,502	$121,593
Medicaid risk-based revenue	37,653	25,626
Government value-based care revenue	18,815	10,010
Other revenue	7,276	15,754
Total revenue	232,246	172,983

Operating expenses
External provider costs	180,941	110,673
Cost of care	43,133	38,627
Sales and marketing	3,064	3,765
Corporate, general and administrative	20,108	23,965
Depreciation and amortization	6,705	6,576
Goodwill impairment	—	98,000
Total operating expenses	253,951	281,606
Operating loss	(21,705)	(108,623)
Nonoperating (expenses) income
Interest expense	(19,756)	(10,711)
Change in fair value of derivative liabilities	(2,381)	1,107
Gain on remeasurement of contingent earnout liabilities	—	36,136
Other income, net	610	187
Total nonoperating (expenses) income	(21,526)	26,718
Loss before income tax	(43,231)	(81,904)
Income tax expense	(177)	(177)
Net loss	$(43,408)	$(82,082)

Weighted-average basic shares outstanding	3,778,600	3,712,027
Weighted-average diluted shares outstanding	3,778,600	3,712,027
Net loss per share
Basic	$(11.49)	$(22.11)
Diluted	$(11.49)	$(22.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2024 and 2023
	Class A Common Stock		Preferred	Additional	Retained Earnings	Total Stockholders'
	Shares	Amount	Stock	Paid-in-capital	(Deficit)	Equity
BALANCE - DECEMBER 31, 2023	3,744,732	$11	$—	$782,371	$(720,938)	$61,444
Stock-based compensation expense	—	—	—	2,365	—	2,365
Net loss	—	—	—	—	(43,408)	(43,408)
Fractional shares issued upon Reverse Split	58,151	—	—	—	—	—
BALANCE - MARCH 31, 2024	3,802,883	$11	$—	$784,736	$(764,345)	$20,403

BALANCE - DECEMBER 31, 2022	3,711,086	$11	$—	$657,126	$(37,590)	$619,547
Stock-based compensation expense	—	—	—	2,298	—	2,298
Issuance of shares upon vesting of stock-based compensation awards	941	—	—	—	—	—
Net loss	—	—	—	—	(82,082)	(82,082)
BALANCE - MARCH 31, 2023	3,712,027	$11	$—	$659,424	$(119,672)	$539,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,408)	$(82,082)
Adjustments to reconcile net loss to cash and cash equivalents:
Depreciation and amortization expense	6,705	6,576
Amortization of debt issuance costs and discounts	931	1,839
Stock-based compensation expense	2,365	2,298
Income tax expense	177	177
Change in fair value of derivative liabilities	2,381	(1,107)
Gain on remeasurement of contingent earnout liabilities	—	(36,136)
Payment-in-kind interest expense	5,915	2,453
Non-cash finance lease expense	156	—
Provision for credit losses	(302)	(104)
Goodwill impairment	—	98,000
Amortization of right-of-use assets	2,675	2,725
Other non-cash, net	134	1,080
Changes in operating assets and liabilities:
Accounts receivable	7,072	(7,850)
Other current assets	(3,583)	(1,961)
Risk settlement liabilities	10,997	(454)
Other assets	(23,332)	(9,735)
Operating lease liabilities	962	(1,280)
Accounts payable	(188)	(500)
Accrued expenses	3,948	(29)
Related party liabilities	1,039	—
Other liabilities	1,555	4,343
Net cash used in operating activities	(23,802)	(21,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(126)	(2,286)
Net cash used in investing activities	(126)	(2,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, net	—	27,000
Principal payments of debt	(119)	(25)
Payments of debt issuance costs	—	(348)
Net cash (used in) provided by financing activities	(119)	26,627

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,047)	2,596
Cash and cash equivalents - beginning of period	65,528	41,626
CASH AND CASH EQUIVALENTS - END OF PERIOD	$41,479	$44,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Additions to property and equipment funded through accounts payable	$617	$947
Financed property and equipment purchases	168	—
Decrease in right-of-use assets and lease liabilities due to lease remeasurements	145	—
Right-of-use assets obtained in exchange for operating lease obligations	4,388	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	8,915	6,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Note 1. DESCRIPTION of business and going concern

CareMax, Inc. (“CareMax” or the “Company”), formerly Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), is a Delaware corporation, which announced its initial public offering in July 2020 (the "IPO") as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax provides high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. As of March 31, 2024, the Company operated 55 centers and managed affiliated providers across 10 states that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

The Business Combination and Acquisitions

On December 18, 2020, DFHT entered into a Business Combination Agreement (the “Business Combination Agreement”) with CareMax Medical Group, L.L.C., a Florida limited liability company (“CMG”), and entities listed in the Business Combination Agreement, IMC Medical Group Holdings, LLC, a Delaware limited liability company (“IMC”), IMC Holdings, LP, a Delaware limited partnership, and Deerfield Partners, L.P. The Business Combination (as defined below) closed on June 8, 2021 (the “Closing Date”), whereby DFHT acquired 100% of the equity interests in CMG and 100% of the equity interests in IMC, with CMG and IMC becoming wholly owned subsidiaries of DFHT. Immediately upon completion (the “Closing”) of the transactions contemplated by the Business Combination Agreement and the related financing transactions (the “Business Combination”), the name of the combined company was changed to CareMax, Inc.

Unless the context otherwise requires, “the Company,” “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combination, to CMG and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to CareMax, Inc. and its subsidiaries.

Subsequent to consummation of the Business Combination, primarily during the second half of 2021, the Company acquired Senior Medical Associates, LLC, Stallion Medical Management, LLC, Unlimited Medical Services of Florida, LLC, Advantis Physician Alliance, LLC, Business Intelligence & Analytics LLC, and three additional businesses. In November 2022, the Company acquired the Medicare value-based care business of Steward Health Care System (“Steward Value Based Care”, and such transaction the “Steward Acquisition”).

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has generated recurring losses and negative cash flows from operations since completion of the Business Combination, and believes that, absent the Company successfully taking certain measures to reduce operating expenses and/or divest certain assets or businesses, as set forth below, the Company will continue to incur net losses and negative cash flows for the foreseeable future. The Company obtained a limited waiver of certain breaches of financial and administrative covenants under the Credit Agreement (as defined below) through May 15, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events, as further explained in Note 7, Debt and Related Party Debt. Further, as of March 31, 2024, the Company was in breach of certain financial and administrative covenants (such as the failure to pay rent when it came due) under certain of its lease agreements, as further explained in Note 12, Leases. Although the Company had $41.5 million in cash and cash equivalents and $108.0 million of current accounts receivable, net, at March 31, 2024, absent the Company successfully implementing management’s plans as set forth below, the Company believes it will not be able to comply with the minimum liquidity requirement and maximum leverage ratio covenants contained in its Credit Agreement once the current limited waiver expires, nor will it be able to comply with certain financial covenants under certain of the Company’s leases. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued, and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

To address the Company’s capital needs, the Company is undergoing efforts to reduce operating expenses and pursuing various equity and debt refinancing and other strategic alternatives, including the possibility of a restructuring under Chapter 11 of the US Bankruptcy Code if the Company is unable to successfully implement its plans. Management’s plans that are intended to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern include selling

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

certain assets, exiting certain markets and reducing operating expenses. The Company’s efforts to reduce operating expenses may include lowering external provider costs, exiting unprofitable centers, consolidating certain medical centers, delaying capital expenditures and reducing non-essential spending. The Company may also seek to raise additional capital or refinance its indebtedness to provide additional liquidity to fund its losses until its operations become cash flow positive. There is no guarantee that the Company will be able to implement its operational plans or raise additional equity or debt financing on acceptable terms, if at all.

Reverse Stock Split

On January 31, 2024 (the “Effective Date”), the Company effected a 1-for-30 reverse stock split (the “Reverse Split”) of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”). As a result of the Reverse Split, every thirty shares of the Class A Common Stock issued and outstanding as of the Effective Date automatically converted into one share of Class A Common Stock. No fractional shares were issued in connection with the Reverse Split. In lieu of issuing fractional shares, stockholders of record who otherwise would have been entitled to receive fractional shares were entitled to rounding up of the fractional share to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on a 1-for-30 split ratio, all issued and outstanding shares of the Company’s common stock, as well as the terms of warrants outstanding at the time of the effectiveness of the Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock. There was no change in the par value of our Common Stock or Preferred Stock.

References to number of shares of Class A Common Stock and per share data (except par value) in the financial statements and notes thereto for all periods presented have been adjusted to reflect the Reverse Split.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

There is no comprehensive income (loss) so the statements of comprehensive income (loss) are not presented.

Segment Financial Information

The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, regularly reviews financial operating results on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company identifies operating segments based on this review by its CODM and operates in and reports as a single operating segment. For the periods presented, materially all of the Company’s long-lived assets were located in the United States, and all revenue was earned in the United States.

Significant Accounting Policies

There have been no changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 18, 2024.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas where significant estimates are used in the financial statements include, but are not limited to, revenues and related receivables from risk adjustments, costs of our services and related liabilities, purchase price allocations, including fair value estimates of intangibles and contingent consideration, the valuation and related impairment testing of

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

long-lived assets, including goodwill and intangible assets, the valuation of derivative liabilities, and the estimated useful lives of fixed assets and intangible assets, including internally developed software. Actual results could differ from those estimates.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Additionally, as an emerging growth company, the Company is exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm is not required to evaluate and report on the effectiveness of internal control over financial reporting.

Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2025 and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This guidance requires annual and interim disclosure of significant segment expenses that are provided to the CODM as well as interim disclosures for all reportable segment’s profit or loss and assets. This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is expected to improve financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. The ASU is effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect adoption of ASU 2023-07 will have a significant impact on the disclosures within our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for the Company’s fiscal year beginning January 1, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect adoption of ASU 2023-09 will have a significant impact on the disclosures within our consolidated financial statements.

NOTE 3. ACCOUNTS RECEIVABLE

The Company’s accounts receivable are presented net of the unpaid external provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of March 31, 2024 and December 31, 2023.

(8)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2024 and December 31, 2023, $26.0 million and $8.9 million of accounts receivable were included in other assets in the Company’s condensed consolidated balance sheets.

Composition of the Company’s current accounts receivable, net, and risk settlement liabilities was as follows (in thousands):

	As of March 31, 2024	As of December 31, 2023
Risk-based accounts receivable	$161,619	$170,397
Incurred but not reported claims liability	(56,471)	(58,027)
Other receivables	2,837	2,384
Accounts receivable, net	$107,985	$114,754

	As of March 31, 2024	As of December 31, 2023
Risk-based accounts receivable	$21,042	$381
Incurred but not reported claims liability	(69,440)	(37,401)
Distribution liabilities	(5,201)	(5,583)
Risk settlement liabilities	$(53,599)	$(42,602)

The Company re-evaluated key assumptions and estimates and based on this analysis, the Company identified changes in estimates to revenue, external provider costs, short-term and long-term accounts receivable, net, and risk settlement liabilities. Accordingly, the Company recognized the following changes in prior year estimates in each respective period (in thousands):

	Three Months Ended March 31,
Increase (decrease)	2024	2023
Revenue	$(540)	$(26,913)
External provider costs	(7,363)	(12,413)
Short-term and long-term accounts receivable, net	(2,680)	(14,500)
Risk settlement liabilities	(9,503)	—

For the three months ended March 31, 2024, the decreases were mostly driven by favorable development in provider costs from Medicare full risk plans, partially offset by unfavorable development in provider costs from Medicaid full risk plans primarily from 2022 dates of service. For the three months ended March 31, 2023, the developments were primarily driven by new, updated information regarding MSO membership at one health plan, and an unseasonably early flu season.

Concentration of Credit Risk

Composition of the Company’s revenues and accounts receivable balances for the payors comprising 10% or more of revenue was as follows (n/a - indicates balance or activity that is less than 10%):

	Revenue
	Three Months Ended March 31,
	2024	2023
Payor A	19%	31%
Payor B	13%	n/a
Payor C	18%	22%
Payor D	13%	12%
Payor E	11%	20%

	Short-Term and Long-Term Accounts Receivable, net
	As of March 31, 2024	As of December 31, 2023
Payor A	10%	10%
Payor B	n/a	10%
Payor C	n/a	n/a
Payor D	n/a	n/a
Payor E	n/a	n/a

As of March 31, 2024 and December 31, 2023, the Company’s provision for credit losses was $2.8 million and $3.1 million, respectively.

NOTE 4. REINSURANCE

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

The Company purchases stop loss insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in the Company’s condensed consolidated statements of operations.

The intent of the Company’s stop loss coverage is to limit the benefits paid for any individual patient. The Company’s stop loss limits are defined within each respective health plan contract or other third-party contract and range typically from $30,000 to $300,000 per patient per year. Premium expense incurred was $7.9 million and $6.8 million for the three months ended March 31, 2024, and 2023, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans or other third parties are unable to fulfill their obligations under stop loss contractual terms.

Recoveries recognized were $7.8 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively. Estimated recoveries under stop loss policies are reported within accounts receivable, net, or risk settlement liabilities as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s policy is to test goodwill for impairment annually on December 31, or on an interim basis if an event triggering impairment may have occurred. As of March 31, 2024, our total shareholders’ equity exceeded our market capitalization. Accordingly, we estimated the fair value of our single reporting unit primarily on the basis of the Company’s market capitalization after considering reasonable control premiums which could be expected in transactions with third-party market participants. Based on this analysis, no goodwill impairment was identified.

As of March 31, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment, the then-recent banking crisis and other industry developments resulted in a decrease in the Company’s stock price and market capitalization. Management believed that such decrease was a triggering event requiring an interim goodwill impairment quantitative analysis. The Company performed a market capitalization reconciliation to evaluate the Company’s estimated fair value balance and support the implied control premium. Based on the quantitative analysis performed, the Company’s estimated fair value as of March 31, 2023 was less than its carrying value as of March 31, 2023 by 17.9% or $98.0 million. The $98.0 million goodwill impairment charge was reflected in goodwill impairment in the Company’s statements of operations for the three months ended March 31, 2023.

The Company’s cumulative goodwill impairment was $617.2 million as of March 31, 2024 and December 31, 2023.

Other Intangible Assets

The following tables summarize the gross carrying amounts, accumulated amortization and net carrying amounts of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2024
Risk contracts	$102,070	$(42,734)	$59,336
Provider network	42,900	(8,512)	34,388
Non-compete agreements	4,170	(2,548)	1,622
Trademarks	1,862	(1,526)	336
Other	693	(284)	410
Total	$151,695	$(55,603)	$96,092

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2023
Risk contracts	$102,070	$(39,394)	$62,676
Provider network	42,900	(6,980)	35,920
Non-compete agreements	4,170	(2,343)	1,827
Trademarks	1,862	(1,491)	371
Other	693	(244)	449
Total	$151,695	$(50,452)	$101,243

Amortization expense, excluding amortization related to the finance lease right-of-use asset, totaled $5.2 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements	$21,082	$19,200
Vehicles	2,779	2,892
Furniture and equipment	12,949	12,765
Software	3,865	3,865
Assets under finance leases (1)	18,312	18,552
Construction in progress	3,853	5,074
Total	62,841	62,349
Less: Accumulated depreciation and amortization (2)	(15,598)	(14,431)
Total Property and equipment, net	$47,243	$47,918

(1) Refer to Note 12, Leases, for information.

(2) Includes accumulated amortization related to finance lease right-of-use assets of $0.9 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively.

Construction in progress primarily consists of leasehold improvements at the Company’s centers, which have not opened.

Depreciation expense, including amortization related to finance lease right-of-use assets, totaled $1.6 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

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

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

30, 2022 and is subject to a series of step-downs. For the fiscal quarters ending September 30, 2026 and thereafter the Company must maintain a maximum total leverage ratio no greater than 5.50 to 1.00.

The Credit Agreement contains embedded derivatives related to optional and mandatory prepayments, default interest and the impact of potential legislative changes. Embedded derivatives are separated from the host contract, and are carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that mandatory prepayment and default interest features within the Credit Agreement meet these criteria and, as such, are valued separately and apart from the Credit Agreement and are recorded at fair value each reporting period. While such embedded features did not have material value prior to this period, the value of these bifurcated derivatives as of March 31, 2024 is approximately $2.4 million. Changes in the fair value of these derivatives are reflected in the Change in fair value of derivative liabilities within the condensed consolidated statements of operations and the fair value of the derivatives as of March 31, 2024 is reflected in other current liabilities within the condensed consolidated balance sheets. Refer to Note 10, Fair Value Measurements, for information about the valuation of the embedded derivatives.

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

On March 15, 2024 (the “Third Amendment Effective Date”), the Company entered into a Waiver and Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment amended the Credit Agreement to, among other things, (i) waive certain events of default under the Credit Agreement in the limited manner set forth therein through May 15, 2024 (the “Third Amendment Specified Period”), subject to an earlier termination of the waiver upon the occurrence of certain specified events, (ii) increase the applicable margin rate by 2.00% during the Third Amendment Specified Period, which additional interest the Company may elect to capitalize as principal amount on the outstanding loans and (iii) modify certain covenants contained in the Credit Agreement, including, but not limited to, reducing the minimum liquidity requirement to $10 million during the Third Amendment Specified Period and providing for additional reporting to the lenders.

During the three months ended March 31, 2024 and 2023, the Company drew $0 and $30.0 million of the Delayed Draw Term Loans, respectively.

Based on the elections made by the Company, as of March 31, 2024, borrowings under the Credit Agreement bore interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment based on the elected interest period), plus an applicable margin rate of 11.00%. As permitted under the Credit Agreement, the Company elected to capitalize 6.00% of the interest as principal amount. As a result of this election, the cash interest component of the applicable margin increased by 0.50%.

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

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Alberto de Solo, the Company’s Executive Vice President and Chief Operating Officer, and Mr. Joseph N. De Vera, the Company’s Senior Vice President and Legal Counsel, have interests in CAJ.

Pursuant to the Loan and Security Agreement, the Lenders provided the Borrowers a term loan (the “Term Loan”) in the aggregate principal amount of $35.5 million. The Company used the proceeds of the Term Loan to fund the payment for the estimated value of the accounts receivable attributable to Medicare value-based payments for the period between January 1, 2022 and the closing of the Steward Acquisition, minus the amount of such payments payable to the affiliate physicians of the acquired Steward entities (the “Financed Net Pre-Closing Medicare AR”).

The Term Loan bore fixed interest at a rate of 12.0% per annum. In addition, the Borrowers paid a facility fee equal to 3.0% of the aggregate principal amount of the Term Loan, which was accounted for as a debt discount. Any additional interest (if applicable) accrued and owing during the term of the Loan and Security Agreement was paid-in-kind and capitalized to principal monthly in arrears. Pursuant to the Agreement and Plan of Merger entered into in connection with the Steward Acquisition (the “Merger Agreement”), Sparta Holding Co. LLC agreed to pay the costs of financing the Financed Net Pre-Closing Medicare AR and, at the closing of the Steward Acquisition, paid to the Borrowers $6.8 million, representing all scheduled payments of interest and fees from the Steward Acquisition closing date up to and including November 30, 2023, which amount was then paid in advance by the Borrowers to the Lenders.

In October 2023, the Company paid off all outstanding indebtedness of $35.5 million due under the Loan and Security Agreement with the proceeds of the MSSP payment from the federal government, and the Loan and Security Agreement was terminated.

Elevance Health

In October 2022, in connection with the collaboration agreement with Elevance Health (formerly known as Anthem) the Company entered into a promissory note for $1.0 million due in October 2032. This borrowing bears a fixed interest rate of 6.25% per annum.

Finance Leases

Refer to Note 12, Leases, for information about the Company’s finance leases.

As of March 31, 2024 and December 31, 2023, debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Indebtedness under the Credit Agreement, weighted-average interest rate of 15.2% during the three months ended March 31, 2024.	$383,256	$377,340
Finance lease obligations, interest averaging 13.5% and maturing at various dates through 2043 as of March 31, 2024 and December 31, 2023.	19,768	19,612
Other	2,297	2,220
Less: Unamortized discounts and debt issuance costs	(12,447)	(13,349)
	392,874	385,823
Less: Current portion	(390,995)	(364,380)
Long-term portion	$1,879	$21,443

Future maturities of the indebtedness outstanding at March 31, 2024 were as follows (in thousands):

Year	Amount
Remainder of 2024	$322
2025	3,566
2026	4,172
2027	376,564
2028	769
Thereafter	160
Total	$385,553

In the table above, the future maturities are presented consistent with the contractual terms. As of March 31, 2024, we were in compliance with all of the financial covenants under the Credit Agreement, as amended through the Third Amendment; however, we do not expect to be in compliance during the subsequent quarterly testing dates. A breach of any of the covenants under the Credit Agreement or the occurrence of other events specified in the Credit Agreement could result in an event of

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

default under the same and give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under such agreement and/or trigger a cross default under our long-term leases. Accordingly, as of March 31, 2024, the full balance of the outstanding indebtedness related to the Credit Agreement was classified as a current liability in our condensed consolidated balance sheet.

Refer to Note 1, Description of Business and Going Concern, for going concern considerations.

NOTE 8. STOCK-BASED COMPENSATION

The Company’s 2021 Long-Term Incentive Plan (the “2021 Plan”) permits the grant of equity-based awards to officers, directors, employees and other service providers. The 2021 Plan permits the grant of an initial share pool of 233,333 shares of Class A Common Stock and will be increased automatically, without further action of the Company’s board of directors, on January 1st of each calendar year commencing after the Closing Date and ending on (and including) January 1, 2031, by a number of shares of Class A Common Stock equal to the lesser of (i) four percent of the aggregate number of shares of Class A Common Stock outstanding on December 31st of the immediately preceding calendar year, excluding for this purpose any such outstanding shares of Class A Common Stock that were granted under the 2021 Plan and remain unvested and subject to forfeiture as of the relevant December 31st, or (ii) a lesser number of shares of Class A Common Stock as determined by the Company’s board of directors or the Compensation Committee of the board of directors prior to the relevant January 1st.

Our outstanding stock-based compensation awards consist of time-based share awards, performance-based share awards and options. Our equity awards generally vest over a three-year period, subject to continued provision of services to the Company through the applicable vesting date.

During the three months ended March 31, 2024 and 2023, no equity awards were granted under the 2021 Plan and there was no vesting of previously issued awards.

During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense totaling $2.4 million and $2.3 million, respectively. As of March 31, 2024 and 2023, total unrecognized compensation expense related to unvested equity awards was $11.8 million and $16.4 million, respectively, expected to be recognized over a weighted-average period of 1.6 years and 1.9 years, respectively.

NOTE 9. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share for the periods indicated based on the weighted-average number of common shares outstanding (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to CareMax, Inc. Class A common stockholders	$(43,408)	$(82,082)

Weighted-average basic shares outstanding	3,778,600	3,712,027
Weighted-average diluted shares outstanding	3,778,600	3,712,027

Net loss per share:
Basic	$(11.49)	$(22.11)
Diluted	$(11.49)	$(22.11)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive or because issuance of shares underlying such securities is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended March 31,
	2024	2023
Series A and Series B warrants	266,667	266,667
Public and private placement warrants	193,055	193,055
Contingent consideration	1,250,000	1,356,667
Unvested restricted stock units	111,969	84,928
Unvested performance stock units (assumes 100% target payout)	15,050	6,972
Unvested options	25,012	12,452
Total	1,861,753	1,920,740

(14)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands):

		Fair Value
March 31, 2024		Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - public warrants	$49	$49	$—	$—
Derivative warrant liabilities - private placement warrants	—	—	—	—
Embedded derivative liabilities - Credit Agreement	2,354	—	—	2,354
Total liabilities measured at fair value	$2,403	$49	$—	$2,354

		Fair Value
December 31, 2023		Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - public warrants	$22	$22	$—	$—
Derivative warrant liabilities - private placement warrants	1	—	—	1
Embedded derivative liabilities - Credit Agreement	—	—	—	—
Total liabilities measured at fair value	$22	$22	$—	$1

Derivative Warrant Liabilities

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

During the three months ended March 31, 2024 and 2023, the Company recognized a loss of less than $0.1 million and a gain of $1.1 million, respectively, related to the change in the fair value of the derivative warrant liabilities.

Credit Agreement Embedded Derivatives

Fair value of the embedded derivatives contained in the Credit Agreement is estimated using the discounted cash flow model. This involves significant Level 3 inputs and assumptions including the probability of occurrence of the respective triggering events and our risk-adjusted discount rate. During the three months ended March 31, 2024 and 2023, the Company recognized a loss of $2.4 million and $0, respectively, related to the change in the fair value of the Credit Agreement embedded derivatives. As of March 31, 2024, the carrying value of the embedded derivatives is recorded in other current liabilities in the Company’s condensed consolidated balance sheet.

Transfers between level 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2024 or 2023.

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Activity of the Level 3 liabilities during the three months ended March 31, 2024 measured at fair value was as follows (in thousands):

Balance as of December 31, 2023	$1
Change in fair value of Credit Agreement embedded derivative liabilities	2,354
Change in fair value of derivative warrant liabilities	(1)
Balance as of March 31, 2024	$2,354

Activity of the Level 3 liabilities during the three months ended March 31, 2023 measured at fair value was as follows (in thousands):

Balance as of December 31, 2022	$138,535
Change in fair value of derivative warrant liabilities	(1,107)
Change in fair value of contingent consideration	(36,136)
Balance as of March 31, 2023	$101,293

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

		Fair Value
March 31, 2024	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities
Fixed rate debt (a)	$893	$—	$—	$625
Floating rate debt (a)	383,256	—	—	354,841
Total	$384,149	$—	$—	$355,466

		Fair Value
December 31, 2023	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities
Fixed rate debt (a)	$913	$—	$—	$747
Floating rate debt (a)	377,340	—	—	375,240
Total	$378,253	$—	$—	$375,987

(a) The debt amounts above do not include the impact of debt issuance costs or discounts.

NOTE 11. RELATED PARTY TRANSACTIONS

The Related Companies

In 2021, the Company entered into an exclusive real estate advisory agreement (the “Advisory Agreement”) with Related CM Advisor, LLC (the “Advisor”), a Delaware limited liability company and a subsidiary of The Related Companies, L.P. (“Related”) (the “Advisory Agreement”), pursuant to which the Advisor has agreed to provide certain real estate advisory services to the Company on an exclusive basis. In connection with the Advisory Agreement, the Company issued certain warrants to the Advisor which vested at the time of issuance, and additional 5,000,000 warrants, which will vest and become exercisable from time to time upon the opening of each center under the Advisory Agreement for which the Advisor provides services. As of March 31, 2024 and December 31, 2023, 3,500,000 Advisory Agreement warrants remained unvested.

During the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million of expense related to the amortization of the vested Advisory Agreement warrants, in corporate, general and administrative expenses.

As of March 31, 2024 and December 31, 2023, the Company recorded $0.4 million and $0.6 million in other current assets, respectively, related to the Advisory Agreement warrants.

On July 13, 2021, the Board appointed Mr. Bryan Cho, Executive Vice President of Related, to serve as a Class III director of the Company. The appointment of Mr. Cho was made in connection with the Advisory Agreement, which provides the Advisor with the right to designate a director to serve on the Board, subject to the continuing satisfaction of certain conditions, including

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

that the Advisor and its affiliates maintain ownership of at least 16,667 shares of Class A Common Stock. As a director of the Company, Mr. Cho receives compensation in the same manner as the Company’s other non-employee directors.

Steward Health Care System, LLC

In November 2022, as part of the Steward Acquisition, the Board appointed Dr. Ralph de la Torre, Chairman, Chief Executive Officer and principal equity holder of Steward Health Care System, LLC (“Steward Health Care System”) as a director of the Company. Dr. de la Torre receives compensation in the same manner as the Company’s other non-employee directors.

As part of the Steward Acquisition, the aggregate consideration to the Seller included contingent earnout consideration. The earnout has not been achieved as of March 31, 2024. Refer to Note 4, Acquisitions, in the notes of the financial statements in the Company’s 2023 Form 10-K for details related to the contingent earnout consideration.

During the three months ended March 31, 2024 and 2023, the Company incurred expenses related to transition services agreement with Steward Health Care System of $0.2 million and $1.2 million, respectively, within corporate, general and administrative expenses.

As of March 31, 2024 and December 31, 2023, the Company had liabilities due to Steward Health Care System, or its affiliates, of $1.2 million and $0.2 million, respectively.

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

NOTE 12. LEASES

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

The following table presents the location of the finance lease right-of-use assets and lease liabilities in the Company’s condensed consolidated balance sheets (in thousands):

	Condensed Consolidated Balance Sheet Location	March 31, 2024	December 31, 2023
Finance lease right-of-use assets, net	Property and equipment, net	$18,312	$18,552
Current finance lease liabilities	Current portion of third-party debt, net	19,768	—
Long-term finance lease liabilities	Long-term debt, net	—	19,612

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Lease costs were as follows (in thousands):

		Three Months Ended March 31,
	Condensed Consolidated Statements of Operations Location	2024	2023
Operating lease cost	Corporate, general and administrative	$3,904	$4,284
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	240	—
Interest on lease liabilities	Interest expense	656	—
Variable lease cost	Corporate, general and administrative	1,169	669
Short-term lease cost	Corporate, general and administrative	278	281
Total lease cost		$6,247	$5,234

As of March 31, 2024, maturities of operating and finance lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2024	$11,030	$1,701
2025	16,212	2,499
2026	15,708	2,549
2027	14,743	2,625
2028	13,698	2,704
Thereafter	112,855	48,944
Total undiscounted lease obligations	184,246	61,021
Less: Present value discount	(73,767)	(41,253)
Present value of lease liabilities	$110,479	$19,768

In the table above, the future maturities of operating and finance lease liabilities are presented consistent with the contractual terms. As further explained below, as of March 31, 2024, we were in default under certain operating and finance lease agreements. Accordingly, as of March 31, 2024, total lease liabilities related to such leases were classified as current liability in our condensed consolidated balance sheet.

Other information related to lease agreements was as follows (in thousands):

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	11.9	11.7
Finance leases	19.1	19.3
Weighted-average discount rate
Operating leases	8.67%	8.16%
Finance leases	13.46%	13.46%
Cash paid for amounts included in measurement of liabilities
Operating cash flows for operating leases	810	12,605
Operating cash flows for finance leases	500	1,310

At March 31, 2024, the Company was party to leases that have not yet commenced with aggregated estimated future lease payments of approximately $43.2 million, which are not included in the above tables.

The Company’s finance leases, two of the operating leases, and two leases that have not yet commenced, contain various covenants, that require the Company, among other things, to maintain minimum consolidated stockholder's equity of $100.0 million and a minimum cash balance of $25.0 million. In addition, these leases are subject to provisions that provide for a cross default in the event any of covenant violations under the Company’s Credit Agreement or in the event that covenant violations occur in other lease agreements with the same landlord.

In March 2024, the Company failed to make rent payments due pursuant to certain of its center leases on centers that the Company generally does not intend to operate, which resulted in an event of default under the terms of the applicable lease agreements. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the rent due for the balance of the term of such lease agreement, less proceeds from re-letting, if any. As of March 31, 2024, the Company continued to occupy each of the leased centers. The Company is currently negotiating a resolution with the landlords for certain of the leased centers, which may include the

(18)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Company’s continued occupancy and use of certain of the facilities that the Company intends to continue to operate. Lease liabilities related to such leases are classified as current as of March 31, 2024, as one of the remedies available to our landlords is the acceleration of rent due during the remaining lease term.

Refer to Note 16, Subsequent Events, for further information regarding lease activities that occurred subsequent to March 31, 2024.

NOTE 13. INCOME TAXES

Income tax expense was $0.2 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively. The effective tax rate was (0.4)% and (0.2)% during the three months ended March 31, 2024 and 2023, respectively, based on the assessment of a full valuation allowance, excluding a portion attributable to the “naked credit” deferred tax liability.

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

Litigation

From time to time, the Company is involved in various legal actions, demands, claims, qui tam suits, governmental investigations and audits, and other legal matters arising in the normal course of business. Except as described below, management has not identified any legal actions during the three months ended March 31, 2024 or 2023 that were deemed to be material.

As described above in Note 12, Leases, in March 2024, the Company failed to make rent payments due pursuant to certain of its center leases on centers that the Company generally does not intend to operate, which resulted in an event of default under the terms of the related lease agreements. Landlords of certain of the Company’s leased centers for which the Company failed to pay rent have filed lawsuits against the Company for default on the lease payments. As of March 31, 2024, total lease liabilities related to such leases were classified as a current liability in the Company’s condensed consolidated balance sheet.

NOTE 15. VARIABLE INTEREST ENTITIES

The Company has Administrative Service Agreements (the “ASAs”) with Medical Care of NY, P.C., Medical Care of Tennessee, PLLC and Medical Care of Texas, PLLC (together, the “PCs”), which were established to employ healthcare providers to deliver healthcare services to patients in New York, Tennessee, and Texas, and with Care Optical, LLC (“Care Optical”), which provides optometry services in the state of Florida. The Company concluded that it has variable interest in the PCs and Care Optical on the basis of its ASAs which provide for a management fee payable to the Company from the PCs and Care Optical in exchange for providing management and administrative services which creates risk and a potential return to the Company. The PCs’ and Care Optical’s equity at risk, as defined by GAAP, is insufficient to finance their activities without additional support, and therefore, the PCs and Care Optical are considered to be VIEs.

In order to determine whether the Company has a controlling financial interest in the PCs and Care Optical, and, thus, is the PCs’ and Care Optical’s primary beneficiary, the Company considered whether it has (i) the power to direct the activities of PCs and Care Optical that most significantly impacts their economic performance and (ii) the obligation to absorb losses of the PCs and Care Optical or the right to receive benefits from the PCs and Care Optical that could potentially be significant to

(19)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

them. The Company concluded that the member and employees of the PCs and Care Optical have no individual power to direct activities of the PCs and Care Optical that most significantly impact their economic performance. Under the ASAs, the Company is responsible for providing services that impact the growth of the patient population of the PCs and Care Optical, the management of the respective population’s healthcare needs, the provision of required healthcare services to those patients, and the PCs’ and Care Optical’s ability to receive revenue from health plans. In addition, the Company’s variable interest in the PCs and Care Optical provides the Company with the right to receive benefits that could potentially be significant to them. The single members of the PCs and Care Optical are employees of the Company. Based on this analysis, the Company concluded that it is the primary beneficiary of the PCs and Care Optical and therefore consolidates the balance sheet, results of operations and cash flow of the PCs and Care Optical.

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

The following tables summarize the financial position and operations of the PCs and Care Optical (in thousands):

	March 31, 2024	December 31, 2023
Total assets	$1,077	$1,200
Total liabilities	$10,906	$9,896

	Three Months Ended March 31,
	2024	2023
Revenues	$873	$417
Operating expenses	$1,727	$1,714

NOTE 16. SUBSEQUENT EVENTS

In April 2024, the Company entered into a lease termination agreement for one of its leases. As part of this termination, the Company expects to recognize an estimated reduction in its right-of-use assets of $2.6 million, reduction in operating lease liabilities of $2.7 million, and a nominal termination loss.

Additionally, in April 2024, the Company entered into an agreement with one of its landlords, which among other things, requires us to surrender six of our leased properties by June 30, 2024. The Company is evaluating the impact of this agreement on its condensed consolidated financial statements.

On May 6, 2024, Steward Health Care System and certain of its affiliates commenced an in-court restructuring process through the filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. As previously disclosed, the Company entered into certain agreements with affiliates of Steward Health Care System in connection with the Steward Acquisition. The Company is currently evaluating the impact that Steward Health Care System’s restructuring may have on the Company’s business.

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our belief or current expectations, plans or forecasts of future events based on assumptions and information currently available to our management, involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control. The words “anticipate,” “believe,” “continue,” “plan,” “expect,” “estimate,” “may,” “could,” “should,” “project,” “will,” or the negative or other variations thereof and similar words or phrases or comparable terminology may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Actual results could differ materially from those discussed in these forward-looking statements due to a variety of risks and uncertainties and other factors, including but not limited to those contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2024, under the caption “Risk Factors” and, the following:

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

(21)

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

(22)

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

Our Business

As of March 31, 2024, CareMax operated 55 centers in Florida, New York, and Tennessee. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

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

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (approximately 81% and 76% of revenue for the three months ended March 31, 2024 and 2023, respectively, came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of the Medicare patients cared for in CareMax’s centers are enrolled in MA plans which are run by private insurance companies and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs. We contract with nearly all national and most regional, local Medicare Advantage plans.

In addition to Medicare Advantage contracts, through our MSO we service other Medicare patients through a variety of value-based contracts, such as Medicare Shared Savings Program (“MSSP”) and ACO REACH.

Reverse Stock Split

On January 31, 2024 (the “Effective Date”), the Company effected a 1-for-30 reverse stock split (the “Reverse Split”) of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”). As a result of the Reverse Split, every thirty shares of the Class A Common Stock issued and outstanding as of the Effective Date automatically converted into one share of Class A Common Stock. No fractional shares were issued in connection with the Reverse Split. In lieu of issuing fractional shares, stockholders of record who otherwise would have been entitled to receive fractional shares were entitled to rounding up of the fractional share to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on a 1-for-30 split ratio, all issued and outstanding shares of the Company’s common stock, as well as the terms of warrants outstanding at the time of the effectiveness of the Reverse Split. Proportionate adjustments were made to the per share

(23)

exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock. There was no change in the par value of our common stock or preferred stock.

References to number of shares of Class A Common Stock and per share data (except par value) in the accompanying financial statements and notes thereto for all periods presented have been adjusted to reflect the Reverse Split.

Steward Health Care Restructuring

On May 6, 2024, Steward Health Care System LLC (“Steward Health Care System”) and certain of its affiliates commenced an in-court restructuring process through the filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. As previously disclosed, the Company entered into certain agreements with affiliates of Steward Health Care System in connection with the Company’s acquisition (the “Steward Acquisition”) of the Medicare value-based care business of Steward Health Care System (“Steward Value-Based Care”). The Company is currently evaluating the impact that Steward Health Care System’s restructuring may have on the Company’s business.

Key Factors Affecting Our Performance

Our Patients

As discussed above, the Company partners with Medicare, Medicaid, and commercial insurance plans. While CareMax currently services mostly Medicare patients, we also accept Medicare fee-for-service patients.

Patient Count as of*	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	Mar 31, 2024
Medicare Advantage	34,000	37,000	39,500	93,500	95,500	102,500	107,000	111,500	107,000
Medicare Government VBC	—	—	—	109,500	107,000	101,000	99,500	97,500	95,000
Medicaid	28,500	29,500	31,500	33,500	33,500	30,500	28,500	25,500	31,000
Commercial	21,500	21,500	22,000	22,000	34,500	38,500	38,000	36,000	17,000
Total Count	84,000	88,000	93,000	258,500	271,000	272,500	273,000	270,000	250,000

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

MCREM Count as of*	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	Mar 31, 2024
Medicare Advantage	34,000	37,000	39,500	93,500	95,500	102,500	107,000	111,500	107,000
Medicare Government VBC	—	—	—	109,500	107,000	101,000	99,500	97,500	95,000
Medicaid	9,400	9,900	10,600	11,100	11,200	10,100	9,500	8,400	10,300
Commercial	7,200	7,100	7,300	7,400	11,400	12,900	12,700	11,900	5,700
Total Count	50,600	54,000	57,400	221,500	225,100	226,500	228,700	229,300	218,000

* Figures may not sum due to rounding

Medicare Advantage Patients

As of March 31, 2024, CareMax had approximately 107,000 MA patients of which 99% were in value-based agreements. Approximately 41% of patients in the Medicare Advantage value-based care agreements were in full-risk contracts. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for some or all of the patient’s medical costs. CareMax is attributed an agreed percentage of the premium the Medicare plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by the Company). A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the Medicare plan. If medical costs paid by the Medicare plan exceed premiums, CareMax is responsible to reimburse the Medicare plan.

Medicare Government Value-Based Care (“VBC”) Programs

(24)

As of March 31, 2024, CareMax had approximately 95,000 patients enrolled in Medicare Government VBC Programs, of which approximately 92% were in the MSSP and 8% were in the ACO REACH program. The MSSP is sponsored by the CMS. The MSSP allows participating Accountable Care Organizations (“ACOs”) to receive a share of cost savings they generate in connection with the management of costs and quality of medical services rendered to Medicare beneficiaries. Payments to the ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, the ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each participant if the participant is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”), which varies depending on the number of beneficiaries assigned to the ACO, must be achieved before the ACO can receive up to a 75% share of the savings if quality performance standards are met; the ACO is also responsible for 40% of the deficit. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared with the ACO.

Medicaid Patients

As of March 31, 2024, CareMax had approximately 31,000 Medicaid patients of which 100% were in value-based agreements. Approximately 92% of patients in the Medicaid value-based care agreements were in full-risk contracts. Using the MCREM metric, the level of support required to manage these Medicaid patients equates to that of approximately 10,300 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program.

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

Commercial Patients

As of March 31, 2024, CareMax managed approximately 17,000 commercial patients of which 91% were under a value-based agreement that provided upside-only financial incentives for quality and utilization performance. Using the MCREM metric, the level of support required to manage these commercial patients equates to that of approximately 5,700 Medicare patients.

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

Contracts with Payors

Our economic model relies on its capitated partnerships with payors which manage and market Medicare plans across the United States. CareMax has established strategic value-based relationships with a number of different payors for Medicare Advantage patients, Medicaid patients, and ACA patients. During the three months ended March 31, 2024, our three largest payor relationships were Payor A, Payor C, and Payor D, which generated 19%, 18%, and 13%, of our revenue, respectively. During the three months ended March 31, 2023, our three largest payor relationships were Payor A, Payor B and Payor C, which generated 31%, 22% and 20% of our revenue, respectively. These existing contracts and relationships with our national partners and their understanding of the value of the CareMax model reduces the risk of entering into new markets as CareMax typically seeks to have payor contracts in place before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new markets, are critical to our long-term success. We believe CareMax’s model is well-aligned with that of its payor partners - to drive better health outcomes for their patients, enhance patient satisfaction,

(25)

and drive incremental patient and revenue growth. This alignment of interests helps ensure our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 71% of our total operating expenses for the three months ended March 31, 2024 and 39% of our total operating expenses for the three months ended March 31, 2023. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at emergency rooms or hospitals; we do not restrict their access to care. Therefore, we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us from medical claims in excess of certain levels.

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

Investments in Centers

We have invested into new de novo centers both within and outside of Florida. De novo centers require upfront capital and operating expenditures, which typically are not fully offset by revenues in the near-term, as a result of which we expect a period of unprofitability in our de novo centers before they break even. Costs we incur prior to opening of a de novo center include (1) incremental payroll costs from employees specifically associated with the operational, contractual, physical, or regulatory

(26)

infrastructure for de novo centers, prior to their opening; (2) legal costs directly associated with the de novo centers, incurred prior to their opening, which includes services such as execution of leases, health plan contracts and other agreements; (3) other expenses related to diligence, design, permitting, and other “soft costs” at new sites; and (4) rent and facility expenses prior to center opening. Once a de novo center opens, we incur post-opening losses, which consist of center-level operating losses recognized at a de novo center until the center breaks even, up to 18 months after opening. The de novo post-opening losses consist of revenue, external provider costs and cost of care allocated to the de novo center. During the three months ended March 31, 2024 and 2023, we incurred de novo pre-opening costs and post-opening losses, on a combined basis, of $4.8 million and $6.4 million, respectively.

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

Adjusted EBITDA is defined as net income or loss before interest expense, depreciation and amortization, remeasurement of derivative and contingent earnout liabilities, goodwill impairment, stock-based compensation, Business Combination integration costs, acquisition and disposition related costs, income tax expense or benefit, and other income or expenses that are considered one-time in nature as determined by management.

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

(27)

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

Reconciliation to Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2024	2023	Y/Y Change
Net loss	$(43,408)	$(82,082)	$38,674
Interest expense	19,756	10,711	9,045
Depreciation and amortization	6,705	6,576	129
Remeasurement of derivative and contingent earnout liabilities	2,381	(37,242)	39,623
Goodwill impairment	—	98,000	(98,000)
Stock-based compensation	2,365	2,298	68
Business Combination integration costs (1)	381	716	(335)
Acquisition and disposition related costs (2)	1,052	622	430
Other (3)	109	(187)	296
Income tax expense	177	177	—
Adjusted EBITDA	$(10,482)	$(411)	$(10,071)
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

	Three Months Ended March 31,
(in thousands)	2024	2023
Consulting and legal fees (a)	$371	$282
Other (b)	10	434
	$381	$716

(a) Represents consulting and legal costs directly associated with efforts related to integration of the two privately held companies that were combined in the Business Combination.

(b) Represents primarily vendor expenses identified as temporary or duplicative and/or expenses outside the ordinary course of business and not necessary to run the Company’s business.

(2)
Represents legal and incremental compensation payroll costs directly associated with efforts to achieve synergies related to closed transactions and legal and advisory costs related to exploration of potential dispositions. Significant components of the acquisition and disposition related costs were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Advisor and other professional fees (a)	$524	$42
Compensation costs (b)	528	580
	$1,052	$622

(a) Includes payments to our third-party transaction advisory firm associated with transaction contracts, including the Steward transaction that closed in November 2022. Also, costs include legal and accounting fees directly associated with contemplated or closed transactions or potential dispositions.

(b) Includes incremental payroll compensation expense for employees directly associated with services to achieve synergies related to closed transactions.

(3)
Components of other were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest income	$(668)	$(253)
Severance costs	694	—
Other	83	66
	$109	$(187)

(28)

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

The following metrics are as of the end of the indicated date, except for Platform Contribution, which is for the three month period ended as of the indicated date:

Non-GAAP Operating Metrics	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	Mar 31, 2024
Centers	48	48	51	62	62	62	62	56	55
Markets	6	6	7	7	7	7	7	7	6
Patients (MCREM)*	50,600	54,000	57,400	221,500	225,100	226,500	228,700	229,300	218,000
Patients in value-based care arrangements (MCREM)	79.8%	81.0%	78.2%	97.6%	99.0%	99.4%	98.8%	98.8%	99.1%
Platform Contribution ($, millions)	$17.2	$21.6	$20.6	$25.6	$24.7	$28.6	$21.1	$(55.6)	$9.1
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

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

(29)

	Three Months Ended
(in millions)	Mar 31, 2022	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	Mar 31, 2024
Gross profit (a)	$11.2	$15.4	$14.8	$17.2	$17.1	$20.4	$12.0	$(63.5)	$1.5
Depreciation and amortization	5.1	4.9	4.6	7.2	6.6	6.8	6.8	7.6	6.7
Stock-based compensation	0.4	1.3	1.2	1.2	1.0	1.3	1.2	0.1	0.7
Other adjustments (b)	0.5	0.1	0.1	—	—	—	1.0	0.2	0.2
Platform Contribution	$17.2	$21.6	$20.6	$25.6	$24.7	$28.6	$21.1	$(55.6)	$9.1

(a) Gross profit reflects the reclassification of stock-based compensation expense previously included in corporate, general and administrative expenses, which decreased gross profit by $0.4 million during the three months ended March 31, 2022, $1.3 million during the three months ended June 30, 2022, $1.2 million during the three months ended September 30, 2022, and $1.2 million during the three months ended December 31, 2022.

(b) Other adjustments include incremental costs related to post-Business Combination integration initiatives and other one-time center-level costs. Other adjustments reflected during the three months ended March 31, 2022, include $0.3 million of costs for a pilot project regarding outsourcing. During the three months ended September 30, 2023, December 31, 2023, and March 31, 2024, other adjustments include $1.0 million, $0.2 million and $0.2 million, respectively, of severance costs related to center staff.

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

(30)

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

The Company re-evaluated key assumptions and estimates and based on this analysis, the Company identified changes in estimates to revenue, external provider costs, short-term and long-term accounts receivable, net, and risk settlement liabilities. Accordingly, the Company recognized the following changes in prior year estimates in each respective period (in thousands):

	Three Months Ended March 31,
Increase (decrease)	2024	2023
Revenue	$(540)	$(26,913)
External provider costs	(7,363)	(12,413)
Short-term and long-term accounts receivable, net	(2,680)	(14,500)
Risk settlement liabilities	(9,503)	—

For the three months ended March 31, 2024, the decreases were mostly driven by favorable development in provider costs from Medicare full risk plans, partially offset by unfavorable development in provider costs from Medicaid full risk plans primarily from 2022 dates of service. For the three months ended March 31, 2023, the developments were primarily driven by new, updated information regarding MSO membership at one health plan, and an unseasonably early flu season.

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

(31)

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

Depreciation and Amortization Expenses. Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation and amortization of intangibles considered to have definite lives.

Nonoperating Income (Expenses)

Interest expense. Interest expense consists primarily of interest payments, paid-in-kind interest, amortization of debt issuance costs and debt discount on our outstanding borrowings.

Change in fair value of derivative liabilities. Change in fair value of derivative liabilities consists of changes in fair value of the public warrants and private placement warrants and Credit Agreement embedded derivatives.

Gain on remeasurement of contingent earnout liabilities. Gain on remeasurement of contingent earnout liabilities consists of changes in the fair value of contingent earnout liabilities.

Other income (expense), net. Other income (expense), net, consists of miscellaneous non-operating corporate expenses and gains.

Results of Operations

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Revenue
Medicare risk-based revenue	$168,502	$121,593	$46,909	38.6%
Medicaid risk-based revenue	37,653	25,626	12,028	46.9%
Government value-based care revenue	18,815	10,010	8,805	88.0%
Other revenue	7,276	15,754	(8,479)	(53.8%)
Total revenue	232,246	172,983	59,262	34.3%
Operating expenses
External provider costs	180,941	110,673	70,268	63.5%
Cost of care	43,133	38,627	4,507	11.7%
Sales and marketing	3,064	3,765	(701)	(18.6%)
Corporate, general and administrative	20,108	23,965	(3,857)	(16.1%)
Depreciation and amortization	6,705	6,576	129	2.0%
Goodwill impairment	—	98,000	(98,000)	(100.0%)
Total operating expenses	253,951	281,606	(27,655)	(9.8%)
Operating loss	(21,705)	(108,623)	86,918	80.0%
Nonoperating (expenses) income
Interest expense	(19,756)	(10,711)	(9,045)	(84.4%)
Change in fair value of derivative liabilities	(2,381)	1,107	(3,487)	(315.1%)
Gain on remeasurement of contingent earnout liabilities	—	36,136	(36,136)	(100.0%)
Other income, net	610	187	424	227.2%
Total nonoperating (expenses) income	(21,526)	26,718	(48,244)	(180.6%)
Loss before income taxes	(43,231)	(81,904)	38,673	47.2%
Income tax expense	(177)	(177)	—	0.0%
Net loss	$(43,408)	$(82,082)	$38,674	47.1%

* Figures may not sum due to rounding

(32)

Medicare risk-based revenue. Medicare risk-based revenue was $168.5 million for the three months ended March 31, 2024, an increase of $46.9 million, or 38.6%, compared to $121.6 million for the three months ended March 31, 2023. This increase was driven primarily by a 23.5% increase in the total number of at-risk Medicare patients and a 12.2% increase in rates.

Medicaid risk-based revenue. Medicaid risk-based revenue was $37.7 million for the three months ended March 31, 2024, an increase of $12.0 million, or 46.9%, compared to $25.6 million for the three months ended March 31, 2023. This increase was driven primarily by a 64.8% increase in rates and $3.7 million of favorable net prior period development, partially offset by 10.8% decrease in the total number of at-risk Medicaid patients.

Government value-based care revenue. Government value-based care revenue was $18.8 million for the three months ended March 31, 2024, an increase of $8.8 million, or 88.0%, compared to $10.0 million for the three months ended March 31, 2023. The increase is the result of higher estimated MSSP shared savings, as compared to the prior year.

Other revenue. Other revenue was $7.3 million for the three months ended March 31, 2024, a decrease of $8.5 million, or 53.8%, compared to $15.8 million for the three months ended March 31, 2023. The decrease is primarily due to a decrease in capitation and partial risk revenue, as risk contracts are converted to full risk, and the impact of unfavorable net prior period development of $3.9 million, partially offset by an increase in pharmacy revenue.

External provider costs. External provider costs were $180.9 million for the three months ended March 31, 2024, an increase of $70.3 million, or 63.5%, compared to $110.7 million for the three months ended March 31, 2023. This increase was driven primarily by an increase in claim costs and a 15.7% increase in the total number of at-risk patients, partially offset by $7.4 million of favorable net prior period development.

Cost of care. Cost of care expenses were $43.1 million for the three months ended March 31, 2024, an increase of $4.5 million, or 11.7%, compared to $38.6 million for the three months ended March 31, 2023. The increase was due to increases in pharmacy costs, partially offset by a reduction in headcount and payroll related costs in the current period, as compared to the prior period.

Sales and marketing expenses. Sales and marketing expenses were $3.1 million for the three months ended March 31, 2024, a decrease of $0.7 million, or 18.6%, compared to $3.8 million for the three months ended March 31, 2023. The decrease is due to a reduction in our sales staff and marketing efforts in 2024 as compared to 2023, related to our effort to reduce operating expenses.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $20.1 million for the three months ended March 31, 2024, a decrease of $3.9 million, or 16.1%, compared to $24.0 million for the three months ended March 31, 2023. The decrease is primarily due to lower payroll-related expenses, related to our initiative to reduce operating expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses were $6.7 million for the three months ended March 31, 2024, an increase of $0.1 million, or 2.0%, compared to $6.6 million for the three months ended March 31, 2023.

Goodwill impairment. During the three months ended March 31, 2024, the Company recognized a goodwill impairment of $0, a decrease of $98.0 million, or 100.0%, compared to $98.0 million for the three months ended March 31, 2023. This decrease is mainly driven by a reduction of the market value of the Company's Class A Common Stock in the prior period. Refer to Note 5, Goodwill And Other Intangibles Assets, in the Notes to the condensed financial statements within this report.

Interest expenses. Interest expenses were $19.8 million for the three months ended March 31, 2024, an increase of $9.0 million, or 84.4%, compared to $10.7 million for the three months ended March 31, 2023. This increase was due to the increased borrowings and higher weighted-average interest rate. Refer to Note 7, Debt and Related Party Debt, in our condensed consolidated financial statements included in this Report for additional information on the borrowings outstanding as of March 31, 2024.

Change in fair value of derivative liabilities. The Company recorded a loss on fair value of derivative liabilities of $2.4 million for the three months ended March 31, 2024, a decrease of $3.5 million, or 315.1%, compared to a gain of $1.1 million for the three months ended March 31, 2023. This decrease was driven by the increase in the fair value of Credit Agreement embedded derivative liabilities, partially offset by the decrease in market value of Company's Class A Common Stock, which caused the gain in the fair value of the derivative warrant liabilities during the three months ended March 31, 2023.

(33)

Gain on remeasurement of contingent earnout liabilities. We recorded a gain of $36.1 million for the three months ended March 31, 2023. This gain was driven by the decrease in the market value of the Company's Class A Common Stock from December 31, 2022. There was no activity during the three months ended March 31, 2024 due to the contingent earnout consideration being reclassified into additional paid-in-capital as of June 30, 2023.

Other income, net. Other income, net was $0.6 million for the three months ended March 31, 2024, an increase of $0.4 million, or 227.2%, as compared to other income, net of $0.2 million for the three months ended March 31, 2023. This increase was mainly due to interest income earned in 2024 on our money market investments.

Liquidity and Capital Resources

Overview

As of March 31, 2024, we had cash and cash equivalents of $41.5 million.

Our principal sources of liquidity have been cash generated by our centers and MSO operations, and borrowings under our credit facilities. We have used these funds to meet our capital requirements, which consist of salaries and labor, benefits and other employee-related costs, product and supply costs, third-party customer service, billing and collections and logistics costs, capital expenditures including patient equipment, center and office lease expenses, insurance premiums, acquisitions, and debt service.

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

Refer to Note 1, Description of Business and Going Concern, to the condensed consolidated financial statements that appear elsewhere in this Quarterly Report on Form 10-Q for details regarding our going concern considerations. As a result of our recent financial performance and current projections, we do not expect to be in compliance with the maximum leverage ratio and minimum liquidity covenants specified in the Credit Agreement or with financial covenants on certain lease agreements for the twelve months from the date of issuance of the condensed consolidated financial statements that appear elsewhere in this Quarterly Report on Form 10-Q. As a result, the indebtedness outstanding under the Credit Agreement, and certain operating and finance lease liabilities related to agreements with which we were in default, were classified as current within the condensed consolidated balance sheets.

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

The Credit Agreement contains embedded derivatives related to optional and mandatory prepayments, default interest and the impact of potential legislative changes. Embedded derivatives are separated from the host contract, and are carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative

(34)

instrument. The Company has concluded that certain embedded derivatives within the Credit Agreement meet these criteria and, as such, are valued separate and apart from the Credit Agreement and are recorded at fair value each reporting period.

In March 2023, the Company entered into the Second Amendment to the Credit Agreement. The Second Amendment amended the Credit Agreement to, among other things, (i) provide for a new incremental delayed draw term loan B facility in an aggregate principal amount of $60.0 million; (ii) revise the commitment expiration date for the Company’s existing $110.0 million Delayed Draw Term Loan to forty-five days following the Amendment Closing Date, (iii) extend the commencement of amortization payments on loans under the Credit Agreement from March 31, 2024 to May 31, 2025; (iv) reduce the amount of interest that the Company may elect to capitalize from 4.00% to 3.50% beginning on the second anniversary of the execution date of the Credit Agreement, 3.00% beginning on the third anniversary of the execution date of the Credit Agreement, and 1.50% beginning on December 10, 2025; (v) increase the amount of the super-priority revolving credit facility that is permitted to be added to the Credit Agreement to $45.0 million and provide that the entirety of such facility may be used for general corporate purposes; and (vi) amend the prepayment provisions of the Credit Agreement, including to have such provisions run as of the Amendment Closing Date.

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

On March 15, 2024 (the “Third Amendment Effective Date”), the Company entered into a Waiver and Third Amendment to Credit Agreement (the “Third Amendment”) among us, certain of our subsidiaries, as guarantors, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent. The Third Amendment amended the Credit Agreement to, among other things, (i) waive certain events of default under the Credit Agreement in the limited manner set forth therein through May 15, 2024 (the “Third Amendment Specified Period”), subject to an earlier termination of the waiver upon the occurrence of certain specified events; (ii) increase the applicable margin rate by 2.00% during the Third Amendment Specified Period, which additional interest we may elect to capitalize as principal amount on the outstanding loans; and (iii) modify certain covenants contained in the Credit Agreement, including, but not limited to, reducing the minimum liquidity requirement to $10 million during the Third Amendment Specified Period and providing for additional reporting to the lenders.

During the three months ended March 31, 2024 and 2023, the Company drew $0 and $30.0 million of the Delayed Draw Term Loans, respectively. As of March 31, 2024, there was no remaining availability under the Delayed Draw Term Loans.

Based on the elections made by the Company, as of March 31, 2024, borrowings under the Credit Agreement bore interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment based on the elected interest period) plus an applicable margin rate of 11.00%. As permitted under the Credit Agreement, the Company elected to capitalize 6.00% of the interest as principal amount. As a result of this election, the cash interest component of the applicable margin increased by 0.50%. Amortization payments under the Credit Agreement are payable in quarterly installments, commencing on May 31, 2025, in aggregate principal amounts equal to 0.25% of the aggregate outstanding principal amount of Initial Term Loans and Delayed Draw Term Loans. All amounts owed under the Credit Agreement are due in May 2027.

As of March 31, 2024, the Company was in compliance with all of the financial covenants under the Credit Agreement, as amended through the Third Amendment.

Loan and Security Agreement

In November 2022, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”), by and among Sparta Merger Sub I Inc., a Delaware corporation and wholly-owned subsidiary of the Company, Sparta Merger Sub II Inc., a Delaware corporation and wholly-owned subsidiary of the Company, Sparta Merger Sub I LLC, a Delaware limited

(35)

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

Elevance Health Collaboration Agreement

In connection with our collaboration agreement with Elevance Health, Elevance Health has agreed to provide debt financing of up to $1.0 million for each new center opened in partnership with Elevance Health.

In October 2022, in connection with the Elevance Health Collaboration Agreement we entered into a promissory note for an amount of $1.0 million due in October 2032. Funds received from Elevance Health pursuant to the aforementioned promissory note will be used to finance costs of one new center that was opened in partnership with Elevance Health.

Finance Leases

We lease certain of our center facilities under non-cancelable finance lease agreements. Refer to Note 12, Leases, in the Notes to the Condensed Consolidated Financial Statements for additional information, including the schedule of remaining lease payments. The remaining duration of such leases ranges from 19 to 20 years.

Our finance leases and two of our operating leases require us to satisfy certain financial maintenance tests, such as maintaining minimum stockholder’s equity of $100.0 million and a minimum cash balance of $25.0 million. Refer to Note 12, Leases, in the Notes to the Condensed Consolidated Financial Statements for information regarding events of default on certain of our leases. In addition, refer to Note 16, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements for additional activity related to our leases subsequent to March 31, 2024.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(23,802)	$(21,746)
Net cash used in investing activities	(126)	(2,286)
Net cash (used in) provided by financing activities	(119)	26,627

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2024 was $23.8 million, an increase of $2.1 million, as compared to $21.7 million used in operating activities during the three months ended March 31, 2023. This increase is primarily the result of slower collections on receivables as compared to the prior year period, due to MSSP arrangements that have longer payment cycles, and due to the disbursement of a MSSP surety bond payment of $7.0 million during the three months ended March 31, 2024 (none in 2023).

(36)

Investing Activities. Net cash used in investing activities was $0.1 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively, driven by investments in leasehold improvements and medical equipment for our centers.

Financing Activities. Net cash used in financing activities was $0.1 million, during the three months ended March 31, 2024, which consisted of payments related to financed equipment purchases. Net cash provided by financing activities was $26.6 million during the three months ended March 31, 2023, driven mainly by the $27.0 million drawn on our Delayed Draw Term Facility, net of the related discount.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under the Credit Agreement and operating and finance leases for our centers.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024, or 2023, other than operating or finance leases which have not yet commenced.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 18, 2024.

Interim Goodwill Assessment

The Company’s policy is to test goodwill for impairment annually on December 31, or on an interim basis if an event triggering impairment may have occurred. As of March 31, 2024, our total shareholders’ equity exceeded our market capitalization. Accordingly, we estimated the fair value of our single reporting unit primarily on the basis of the Company’s market capitalization after considering reasonable control premiums which could be expected in transactions with third-party market participants.

Based on this analysis, although there was no headroom, no goodwill impairment was identified. The Company estimates that a decrease of 1% in the control premium or a decrease of 1% in the value of the Company’s Class A common stock would result in goodwill impairment of approximately $0.2 million, with all other factors remaining constant.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Report, for additional information.

(37)

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

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective as of March 31, 2024, based on the material weaknesses in internal control over financial reporting described below.

Notwithstanding the identified material weaknesses described further below, we believe the condensed consolidated financial statements included in this Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.

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

(39)

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

Although we have implemented controls as of March 31, 2024, the controls have not been in place and operating effectively for a sufficient period to evaluate if the material weaknesses have been remediated. Although no assurance can be made that such remediation will occur, or that additional material weaknesses will not be identified, we believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional changes to the design and implementation of controls.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(40)

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, CareMax may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims are inherently unpredictable and uncertain, CareMax is not currently a party to any legal proceedings the outcome of which, if determined adversely to CareMax, are believed to, either individually or taken together, have a material adverse effect on CareMax’s business, operating results, cash flows or financial condition, except as set forth in “Litigation” of Note 14, Commitments and Contingencies, to our condensed consolidated financial statements included in this Report. Regardless of the outcome, litigation has the potential to have an adverse impact on CareMax because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

There have been no material changes to the principal risks that we believe to be material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities trading plans of Directors and Executive Officers

During the last fiscal quarter, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption and termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1*	Letter Agreement, dated March 14, 2024, by and between CareMax, Inc. and Kevin Wirges.
10.2†+*

Limited Waiver and Third Amendment to Credit Agreement, dated March 15, 2024 by and among CareMax, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent.

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

(41)

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

CareMax Inc.

Date: May 9, 2024		/s/ Carlos A. de Solo
	Name:	Carlos A. de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 9, 2024		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(43)