Form 10-Q/A
period 2024-03-31
CareMax, Inc.
filed 2024-05-13
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

CareMax, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the Securities and Exchange Commission on May 9, 2024 (the “Original Form 10-Q”) for the sole purposes of filing Exhibit 10.2 in the correct format. Exhibit 10.2 was filed in the Original Form 10-Q in an incompatible format as a result of an inadvertent administrative error.

No other changes have been made to the Original Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original Form 10-Q.

Item 6. Exhibits

No.	Description of Exhibit
10.1

Letter Agreement, dated March 14, 2024, by and between CareMax, Inc. and Kevin Wirges (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2024, filed with the SEC on May 9, 2024).

10.2†+*

Limited Waiver and Third Amendment to Credit Agreement, dated March 15, 2024 by and among CareMax, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and, for the Original Form 10-Q, contained in Exhibit 101)

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

CareMax Inc.

Date: May 13, 2024		/s/ Carlos A. de Solo
	Name:	Carlos A. de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 13, 2024		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)