Form 10-Q
period 2024-06-30
CareMax, Inc.
filed 2024-08-09
CIK 1813914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 6, 2024, the registrant had 3,814,971 shares of Class A common stock, $0.0001 par value per share, and no shares of Class B common stock, $0.0001 par value per share issued and outstanding.

CareMax, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAREMAX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS

Current Assets
Cash and cash equivalents	$16,430	$65,528
Accounts receivable, net	97,488	114,754
Other current assets	9,547	3,066
Total Current Assets	123,466	183,348

Property and equipment, net	21,419	47,918
Operating lease right-of-use assets	48,424	109,215
Goodwill, net	156,841	156,841
Intangible assets, net	42,163	101,243
Other assets	61,730	24,737
Total Assets	$454,043	$623,301

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts payable	$8,453	$6,275
Accrued expenses	13,257	16,224
Risk settlement liabilities	59,204	42,602
Related party liabilities	1,772	190
Current portion of third-party debt, net	403,321	364,380
Current portion of operating lease liabilities	43,646	8,975
Other current liabilities	17	165
Total Current Liabilities	529,671	438,812
Derivative liabilities	48	22
Long-term debt, net	1,785	21,443
Long-term operating lease liabilities	64,455	97,136
Other liabilities	5,844	4,443
Total Liabilities	601,803	561,856
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock (1,000,000 shares authorized; one share issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Class A common stock ($0.0001 par value; 8,333,333 shares authorized; 3,814,871 and 3,744,732 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	11	11
Additional paid-in-capital	787,132	782,371
Accumulated deficit	(934,902)	(720,938)
Total Stockholders’ (Deficit) Equity	(147,759)	61,444

Total Liabilities and Stockholders’ (Deficit) Equity	$454,043	$623,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Medicare risk-based revenue	$154,857	$155,486	$323,359	$277,079
Medicaid risk-based revenue	22,865	30,054	60,518	55,680
Government value-based care revenue	14,690	22,206	33,505	32,216
Other revenue	6,215	16,694	13,491	32,449
Total revenue	198,627	224,440	430,872	397,424

Operating expenses
External provider costs	153,115	156,995	334,056	267,668
Cost of care	42,593	40,192	85,726	78,819
Sales and marketing	1,378	3,327	4,441	7,092
Corporate, general and administrative	14,780	20,849	34,888	44,813
Depreciation and amortization	6,512	6,828	13,218	13,404
Impairment of long-lived assets (note 1)	132,990	—	132,990	—
Goodwill impairment	—	—	—	98,000
Total operating expenses	351,368	228,191	605,318	509,797
Operating loss	(152,741)	(3,750)	(174,446)	(112,373)
Nonoperating (expenses) income
Interest expense	(20,376)	(13,197)	(40,131)	(23,908)
Change in fair value of derivative liabilities	2,355	434	(26)	1,540
(Loss) gain on remeasurement of contingent earnout liabilities	—	(16,220)	—	19,916
Other income, net	382	534	992	721
Total nonoperating expenses	(17,639)	(28,449)	(39,165)	(1,730)
Loss before income tax	(170,381)	(32,199)	(213,612)	(114,103)
Income tax expense	(177)	(177)	(354)	(355)
Net loss	$(170,558)	$(32,376)	$(213,966)	$(114,458)

Weighted-average basic shares outstanding[1]	3,807,551	3,722,377	3,793,076	3,717,040
Weighted-average diluted shares outstanding[1]	3,807,551	3,722,377	3,793,076	3,717,040
Net loss per share
Basic	$(44.79)	$(8.70)	$(56.41)	$(30.79)
Diluted	$(44.79)	$(8.70)	$(56.41)	$(30.79)

[1] Share amounts have been restated to reflect the 1-for-30 reverse stock split that the Company completed on January 31, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(2)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2024 and 2023
	Class A Common Stock		Preferred	Additional	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Paid-in-capital	Deficit	(Deficit) Equity
BALANCE - MARCH 31, 2024	3,802,883	$11	$—	$784,736	$(764,345)	$20,403
Stock-based compensation expense	—	—	—	2,396	—	2,396
Issuance of shares upon vesting of stock-based compensation awards	11,988	—	—	—	—	—
Net loss	—	—	—	—	(170,558)	(170,558)
BALANCE - JUNE 30, 2024	3,814,871	$11	$—	$787,132	$(934,902)	$(147,759)

BALANCE - MARCH 31, 2023	3,712,027	$11	$—	$659,424	$(119,672)	$539,763
Stock-based compensation expense	—	—	—	2,464	—	2,464
Issuance of shares upon vesting of stock-based compensation awards	23,715	—	—	—	—	—
Reclassification of contingent consideration previously liability classified	—	—	—	114,645	—	114,645
Net loss	—	—	—	—	(32,376)	(32,376)
BALANCE - JUNE 30, 2023	3,735,741	$11	$—	$776,533	$(152,048)	$624,496

	Six Months Ended June 30, 2024 and 2023
	Class A Common Stock		Preferred	Additional	Accumulated	Total Stockholders’
	Shares	Amount	Stock	Paid-in-capital	Deficit	(Deficit) Equity
BALANCE - DECEMBER 31, 2023	3,744,732	$11	$—	$782,371	$(720,938)	$61,444
Stock-based compensation expense	—	—	—	4,761	—	4,761
Issuance of shares upon vesting of stock-based compensation awards	70,139	—	—	—	—	—
Net loss	—	—	—	—	(213,966)	(213,966)
BALANCE - JUNE 30, 2024	3,814,871	$11	$—	$787,132	$(934,902)	$(147,759)

BALANCE - DECEMBER 31, 2022	3,711,086	$11	$—	$657,126	$(37,590)	$619,547
Stock-based compensation expense	—	—	—	4,762	—	4,762
Issuance of shares upon vesting of stock-based compensation awards	24,655	—	—	—	—	—
Reclassification of contingent consideration previously liability classified	—	—	—	114,645	—	114,645
Net loss	—	—	—	—	(114,458)	(114,458)
BALANCE - JUNE 30, 2023	3,735,741	$11	$—	$776,533	$(152,048)	$624,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(3)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(213,966)	$(114,458)
Adjustments to reconcile net loss to cash and cash equivalents:
Depreciation and amortization expense	13,218	13,404
Amortization of debt issuance costs and discounts	1,821	4,086
Impairment of long-lived assets	132,990	—
Stock-based compensation expense	4,761	4,762
Deferred income taxes	354	355
Change in fair value of derivative liabilities	26	(1,540)
Gain on remeasurement of contingent earnout liabilities	—	(19,916)
Payment-in-kind interest expense	21,955	5,500
Non-cash finance lease expense	293	—
Provision for credit losses	(307)	57
Goodwill impairment	—	98,000
Amortization of right-of-use assets	5,325	5,842
Other non-cash, net	33	1,213
Changes in operating assets and liabilities:
Accounts receivable	17,573	(1,255)
Other current assets	(6,481)	452
Risk settlement liabilities	16,602	1,968
Other assets	(41,749)	(41,807)
Operating lease liabilities	(1,577)	(4,959)
Accounts payable	1,502	(128)
Accrued expenses	(2,967)	(4,219)
Related party liabilities	1,582	(1,134)
Other liabilities	898	10,515
Net cash used in operating activities	(48,114)	(43,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(794)	(5,234)
Net cash used in investing activities	(794)	(5,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, net	—	62,000
Principal payments of debt	(189)	(125)
Payments of debt issuance costs	—	(398)
Net cash (used in) provided by financing activities	(189)	61,477

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,097)	12,980
Cash and cash equivalents - beginning of period	65,528	41,626
CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,430	$54,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(4)

CAREMAX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Additions to property and equipment funded through accounts payable	$676	$1,118
Reclassification of contingent consideration previously liability classified	—	114,645
Financed property and equipment purchases	168	—
Change in right-of-use assets and lease liabilities due to lease remeasurements	2,560	2,151
Right-of-use assets obtained in exchange for operating lease obligations	4,388	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	8,964	14,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(5)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Note 1. DESCRIPTION of business and going concern

CareMax, Inc. (“CareMax” or the “Company”), formerly Deerfield Healthcare Technology Acquisitions Corp. (“DFHT”), is a Delaware corporation, which announced its initial public offering in July 2020 (the “IPO”) as a publicly traded special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. CareMax provides high-quality, value-based care and chronic disease management through physicians and health care professionals committed to the overall health and wellness continuum of care for its patients. As of June 30, 2024, the Company operated 50 centers and managed affiliated providers across 10 states that offer a comprehensive suite of healthcare and social services, and a proprietary software and services platform that provides data, analytics, and rules-based decision tools/workflows for physicians across the United States.

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

In November 2022, the Company acquired the Medicare value-based care business of Steward Health Care System (“Steward Value Based Care”, and such transaction the “Steward Acquisition”). On May 6, 2024, Steward Health Care System LLC (“Steward Health Care System”) and certain of its affiliates commenced an in-court restructuring process through the filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. As previously disclosed, the Company entered into or acquired certain contracts with affiliates of Steward Health Care System in connection with the Steward Acquisition. In June 2024, as part of these bankruptcy proceedings, Steward Health Care System moved to reject certain of such executory contracts. Refer to Note 5, Goodwill and Other Intangible Assets, for further information.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has generated recurring losses and negative cash flows from operations since completion of the Business Combination, and believes that, absent the Company successfully taking certain measures to reduce operating expenses and/or divest certain assets or businesses, as set forth below, the Company will continue to incur net losses and negative cash flows for the foreseeable future. The Company obtained a limited waiver of certain breaches of financial and administrative covenants under the Credit Agreement (as defined below) through August 15, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events, as further explained in Note 7, Debt and Related Party Debt. Further, as of June 30, 2024, the Company was in breach of certain financial and administrative covenants (such as the failure to pay rent when it came due) and were in default under certain of its lease agreements, as further explained in Note 12, Leases. Although the Company had $16.4 million in cash and cash equivalents and $97.5 million of accounts receivable, net, at June 30, 2024, absent the Company successfully implementing management’s plans as set forth below, the Company believes it will not be able to comply with the minimum liquidity requirement and maximum leverage ratio covenants contained in its Credit Agreement once the current limited waiver expires, nor will it be able to comply with certain financial

(6)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

covenants under certain of the Company’s leases. The Company has appointed a Chief Restructuring Officer and engaged external consultants to provide it with restructuring and transactional services and related legal advice and assistance.

To address the Company’s capital needs, the Company is undergoing efforts to reduce operating expenses and pursuing various equity and debt refinancing and other strategic alternatives, including the sale of certain assets. If the Company is unable to successfully implement its plans or receive adequate relief from its creditors and lessors, the Company would likely to restructure under Chapter 11 of the US Bankruptcy Code. Accordingly, the Company has determined that substantial doubt exists regarding its ability to continue as a going concern as of the date of this filing.

There is no guarantee that the Company will be able to implement its operational plans or raise additional equity or debt financing on acceptable terms, if at all. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting and these financial statements do not include any adjustments that may result from the outcome of this uncertainty. During the three months ended June 30, 2024, the Company recognized impairment charges related to certain asset groups and abandoned leases related to the triggering events that occurred as further described in Note 5, Goodwill and Other Intangible Assets, Note 6, Property and Equipment, and Note 12, Leases. The impairment analysis involved significant judgment and actual results may differ significantly from our estimates. We may be required to record additional impairment charges in the future.

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

Long-lived Asset Impairments

The Company reviews recoverability of its long-lived assets, including other intangible assets, property and equipment, and right-of-use assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. During the three months ended June 30, 2024, the Company performed an impairment assessment of its asset groups. The impairment assessment was triggered by the rejection by Steward Health Care System of certain contracts, as further explained in section The Business Combination and Acquisitions above. The impairment assessment was also triggered by the Company’s abandonment of a number of leased properties during the three months ended June 30, 2024 and a decision to cease use of additional leased properties following June 30, 2024.

Based on the results of these events and the impairment assessments, the Company recognized impairments of long-lived assets of $133.0 million, consisting of:

•
Property and equipment impairments and finance right-of-use asset abandonments of $25.2 million (Refer to Note 6, Property and Equipment, for further information);
•
Operating right-of-use asset abandonments of $59.0 million (Refer to Note 12, Leases, for further information); and
•
Other intangible asset impairments of $48.8 million (Refer to Note 5, Goodwill and Other Intangible Assets, for further information).

(7)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts in the prior year’s unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

Significant Accounting Policies

Other than the addition of the Impairment of Long-Lived Assets policy, there have been no changes to our significant accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 18, 2024.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The areas where significant estimates are used in the financial statements include, but are not limited to, revenues and related receivables from risk adjustments, costs of our services and related liabilities, purchase price allocations, including fair value estimates of intangibles and contingent consideration, the valuation and related impairment testing of long-lived assets, including goodwill and intangible assets, the valuation of derivative liabilities, and the estimated useful lives of fixed assets and intangible assets, including internally developed software. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset, which include the amount and timing of the projected future cash flows. If the expected undiscounted cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value.

Fair value estimates used in the impairment review of long-lived assets are determined using a future cash flow model involving several assumptions. Changes in the Company’s assumptions could materially impact fair value estimates. Assumptions critical to our fair value estimates are: (i) projected cash flows and (ii) discount rates. These and other assumptions may change in the future based on specific facts and circumstances. While the Company believes the assumptions used to estimate the future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly would have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from estimates. The use of different assumptions would increase or decrease discounted cash flows, and therefore could change impairment determinations.

Asset impairment charges are recognized based on the relative fair value of the long-lived assets. Asset impairment charges are recognized in impairments of long-lived assets in the Company’s condensed consolidated statements of operations.

(8)

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This guidance requires annual and interim disclosure of significant segment expenses that are provided to the CODM as well as interim disclosures for all reportable segment’s profit or loss and assets. This guidance also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance is expected to improve financial reporting by providing additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. The ASU is effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for the Company’s fiscal year beginning January 1, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this accounting standard will have on its financial disclosures.

NOTE 3. ACCOUNTS RECEIVABLE

The Company’s accounts receivable are presented net of the unpaid external provider costs. A right of offset exists when all of the following conditions are met: 1) each of the two parties owed the other determinable amounts; 2) the reporting party has the right to offset the amount owed with the amount owed to the other party; 3) the reporting party intends to offset; and 4) the right of offset is enforceable by law. The Company believes all of the aforementioned conditions existed as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, $44.5 million and $8.9 million of accounts receivable, which were expected to be collected after twelve months, were included in other assets in the Company’s condensed consolidated balance sheets.

(9)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

The Company re-evaluated key assumptions and estimates and based on this analysis, the Company identified changes in estimates to revenue, external provider costs, short-term and long-term accounts receivable, net, and risk settlement liabilities. Accordingly, the Company recognized the following changes in prior year estimates in each respective period (in thousands):

	Six Months Ended June 30,
Increase (decrease)	2024	2023
Revenue	$8,475	$(22,964)
External provider costs	(12,231)	(1,736)
Short-term and long-term accounts receivable, net	(926)	(21,228)
Risk settlement liabilities	(21,631)	—

For the six months ended June 30, 2024, the favorable net development was driven by favorable Medicare risk revenue settlements related to 2023, compared to prior accruals including reserves for risk revenues, and by favorable development in Medicare and Medicaid risk medical expenses relative to prior accruals and provisions for adverse deviation. For the six months ended June 30, 2023, the developments related to the prior year dates of service were primarily driven by new, updated information regarding MSO membership at one health plan, an unseasonably early flu season, and more current data from one Medicaid health plan.

Concentration of Credit Risk

Composition of the Company’s revenues and accounts receivable balances for the payors comprising 10% or more of revenue was as follows (n/a - indicates balance or activity that is less than 10%):

	Revenue
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Payor A	22%	20%	22%	26%
Payor B	14%	14%	11%	n/a
Payor C	19%	19%	21%	22%
Payor D	n/a	11%	11%	12%
Payor E	12%	11%	13%	16%
Payor F	n/a	n/a	10%	n/a

	Short-Term and Long-Term Accounts Receivable, net
	As of June 30, 2024	As of December 31, 2023
Payor A	n/a	10%
Payor B	n/a	10%
Payor C	n/a	n/a
Payor D	n/a	n/a
Payor E	n/a	n/a
Payor F	70%	54%

As of June 30, 2024 and December 31, 2023, the Company’s provision for credit losses was $2.8 million and $3.1 million, respectively.

NOTE 4. REINSURANCE

The Company purchases stop loss insurance on catastrophic costs to limit the exposure on patient losses. Premiums and policy recoveries are reported in external provider costs in the Company’s condensed consolidated statements of operations.

The intent of the Company’s stop loss coverage is to limit the benefits paid for any individual patient. The Company’s stop loss limits are defined within each respective health plan contract or other third-party contract and range typically from $30,000 to $300,000 per patient per year. Premium expense incurred was $7.4 million and $15.3 million for the three and six months ended June 30, 2024, respectively and $6.2 million and $12.9 million for the three and six months ended June 30, 2023, respectively. Physicians under capitation arrangements typically have stop loss coverage so that a physician’s financial risk for any single member is limited to a maximum amount on an annual basis. The Company monitors the financial performance and solvency of its stop loss providers. However, the Company remains financially responsible for health care services to its members in the event the health plans or other third parties are unable to fulfill their obligations under stop loss contractual terms.

(10)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

Recoveries recognized were $3.4 million and $11.2 million for the three and six months ended June 30, 2024, respectively, and $6.3 million and $10.9 million for the three and six months ended June 30, 2023, respectively. Estimated recoveries under stop loss policies are reported within accounts receivable, net, or risk settlement liabilities as the counterparty responsible for the payment of the claims and the stop loss is the respective health plan.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s policy is to test goodwill for impairment annually on December 31, or on an interim basis if an event triggering impairment may have occurred.

As of June 30, 2024, the Company identified a number of triggering events, including the reduction in the market value of the Company’s Class A Common Stock, and the motion by Steward Health Care System to reject certain of the Company’s provider contracts entered into or acquired as part of the Steward Acquisition. We estimated the fair value of our single reporting unit based on the Company’s market capitalization. In addition, the Company evaluated goodwill for impairment on an enterprise basis by comparing the carrying value of its debt and equity to fair value. As a result of these analyses, the Company concluded that its fair value exceeded its carrying value and no goodwill impairment was identified. The Company estimates that a decrease of up to 30% in the estimated fair value of debt would not result in recognition of goodwill impairment.

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

As of June 30, 2023, the Company’s market capitalization was below its carrying value, which management believed to be a triggering event requiring an interim goodwill impairment quantitative analysis. Accordingly, the Company performed a market capitalization reconciliation to further evaluate the Company’s estimated fair value balance as of June 30, 2023 and support the implied control premium. Based on the quantitative analysis performed, management concluded that the Company's estimated fair value exceeded its carrying value by approximately $20 million, or 3.0%. Accordingly, no goodwill impairment was recorded during the three months ended June 30, 2023.

As of March 31, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment, the recent banking crisis and other industry developments resulted in a decrease in the Company’s stock price and market capitalization. Management believed such a decrease was a triggering event requiring an interim goodwill impairment quantitative analysis. The Company performed a market capitalization reconciliation to evaluate the Company’s estimated fair value balance and support the implied control premium. Based on the quantitative analysis performed, the Company’s estimated fair value as of March 31, 2023 was less than its carrying value as of March 31, 2023 by 17.9% or $98.0 million. The $98.0 million goodwill impairment charge has been reflected in goodwill impairment in the accompanying statements of operations during the six months ended June 30, 2023.

The Company’s cumulative goodwill impairment was $617.2 million as of June 30, 2024 and December 31, 2023.

Other Intangible Assets

The following tables summarize the gross carrying amounts, accumulated amortization and net carrying amounts of intangible assets by major class (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Impairment Charges	Net Carrying Value
June 30, 2024
Risk contracts	$102,070	$(46,073)	$(23,550)	$32,446
Provider network	42,900	(10,044)	(25,228)	7,628
Non-compete agreements	4,170	(2,753)	—	1,417
Trademarks	1,862	(1,561)	—	301
Other	693	(323)	—	370
Total	$151,695	$(60,754)	$(48,778)	$42,163

(11)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2023
Risk contracts	$102,070	$(39,394)	$62,676
Provider network	42,900	(6,980)	35,920
Non-compete agreements	4,170	(2,343)	1,827
Trademarks	1,862	(1,491)	371
Other	693	(244)	449
Total	$151,695	$(50,452)	$101,243

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. In June 2024, as part of their bankruptcy proceedings, Steward Health Care System moved to reject certain of its contracts with the Company that were entered into or acquired as part of the Steward Acquisition, which served as a triggering event for the MSO asset group. Refer to Note 1, Description of Business and Going Concern, for further information.

Recoverability of long-lived assets to be held and used was measured by comparing the carrying amount of the MSO asset group to the estimated undiscounted future cash flows. The carrying amount exceeded the undiscounted future cash flows and based on further assessment, an impairment charge was recognized for the amount by which the carrying amount of the underlying long-lived assets within the MSO asset group exceeded their fair values. The fair value of the intangible assets was determined using an excess earnings model. During the three and six months ended June 30, 2024, the Company recorded resulting impairment charges of $48.8 million in impairment of long-lived assets in our condensed consolidated statements of operations. There were no other intangible asset impairments recorded during the three and six months ended June 30, 2023.

In addition, the Company reassessed useful lives of the intangible assets included in the MSO asset group, and accelerated amortization of $14.8 million will be recorded prospectively over the estimated remaining useful life of six months.

Amortization expense totaled $5.2 million and $10.3 million for the three and six months ended June 30, 2024, respectively, and $5.7 million and $11.0 million for the three and six months ended June 30, 2023, respectively.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Leasehold improvements	$19,691	$19,200
Vehicles	2,614	2,892
Furniture and equipment	11,747	12,765
Software	3,634	3,865
Assets under finance leases (1)	—	18,552
Construction in progress	—	5,074
Total	37,686	62,349
Less: Accumulated depreciation and amortization (2)	(16,267)	(14,431)
Total Property and equipment, net	$21,419	$47,918

(1) Refer to Note 12, Leases, for information.

(2) Includes accumulated amortization related to finance ROU assets of $1.1 million, $0.6 million as of June 30, 2024 and December 31, 2023, respectively.

Construction in progress primarily consists of leasehold improvements at the Company’s centers, which have not opened.

During the three months ended June 30, 2024, the Company completed a review of its underperforming centers and abandoned certain leased properties. This served as a triggering event for assessment for impairment of the Company’s long-lived asset groups. Refer to Note 1, Description of Business and Going Concern, for further information.

Recoverability of the asset groups was evaluated by comparing the carrying amount of the asset groups to their estimated undiscounted future cash flows. The carrying amount exceeded undiscounted future cash flows and, based on further assessment, an impairment charge was recognized for the amount by which the carrying amount of the underlying long-lived assets exceeded their fair value, which was estimated using the cost recovery method.

In addition, the Company reassessed useful lives of its property and equipment held at the centers which the Company will cease using subsequent to June 30, 2024, and adjusted the estimated useful lives to align with the remaining useful life of the

(12)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

corresponding ROU asset where such assets were utilized. Accordingly, accelerated depreciation of $3.4 million will be recorded prospectively over the estimated remaining useful life of six months.

As a result of these analyses, the Company recorded non-lease related property and equipment impairment charges of $7.1 million and finance lease abandonment charges of $18.1 million both within impairments of long-lived assets in our condensed consolidated statements of operations in the three and six months ended June 30, 2024. There were no property and equipment impairments or lease abandonments recorded during the three and six months ended June 30, 2023.

Depreciation expense, including amortization related to finance lease ROU assets, totaled $1.4 million and $2.9 million for the three and six months ended June 30, 2024, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2023, respectively.

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

The Credit Agreement contains embedded derivatives related to optional and mandatory prepayments, default interest and the impact of potential legislative changes. Embedded derivatives are separated from the host contract, and are carried at fair value when: (a) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (b) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. The Company has concluded that mandatory prepayment and default interest features within the Credit Agreement meet these criteria and, as such, are valued separately and apart from the Credit Agreement and are recorded at fair value each reporting period. The value of such bifurcated derivatives was $0 as of June 30, 2024 and December 31, 2023. Changes in the fair value of these derivatives are reflected in the Change in fair value of derivative liabilities within the condensed consolidated statements of operations and the fair value of the derivatives as of June 30, 2024 is reflected in other current liabilities within the condensed consolidated balance sheets. Refer to Note 10, Fair Value Measurements, for information about the valuation of the embedded derivatives.

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

(13)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

to be added to the Credit Agreement to $45.0 million and provide that the entirety of such facility may be used for general corporate purposes; and (vi) amend the prepayment provisions of the Credit Agreement, including to have such provisions run as of the Amendment Closing Date.

On March 15, 2024, the Company entered into a Waiver and Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment amended the Credit Agreement to, among other things, (i) waive certain events of default under the Credit Agreement in the limited manner set forth therein through May 15, 2024 (the “Third Amendment Specified Period”), subject to an earlier termination of the waiver upon the occurrence of certain specified events, (ii) increase the applicable margin rate by 2.00% during the Third Amendment Specified Period, which additional interest the Company may elect to capitalize as principal amount on the outstanding loans and (iii) modify certain covenants contained in the Credit Agreement, including, but not limited to, reducing the minimum liquidity requirement to $10 million during the Third Amendment Specified Period and providing for additional reporting to the lenders.

On May 14, 2024, the Company entered into a Limited Waiver and Fourth Amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment amended the Credit Agreement to, among other things, extend the waiver of certain events of default under the Credit Agreement in the limited manner set forth therein through June 17, 2024 (the “Temporary Waiver Period”), subject to an earlier termination of the waiver upon the occurrence of certain specified events.

On June 17, 2024, the Company entered into a Limited Waiver and Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment amended the Credit Agreement to extend the waiver of certain events of default under the Credit Agreement in the limited manner set forth therein through June 24, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events.

On June 21, 2024, the Company entered into a Limited Waiver and Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment amended the Credit Agreement to extend the waiver of certain events of default under the Credit Agreement in the limited manner set forth therein through June 28, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events.

On June 28, 2024, the Company entered into a Limited Waiver and Seventh Amendment to the Credit Agreement (the “Seventh Amendment”). The Seventh Amendment amended the Credit Agreement to extend the waiver of certain events of default under the Credit Agreement in the limited manner set forth therein through July 8, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events.

Refer to Note 16, Subsequent Events, for information about the Extended Seventh and the Eighth Amendments the Company entered into in July 2024.

During the six months ended June 30, 2024 and 2023, the Company drew $0 and $65.0 million of the Delayed Draw Term Loans, respectively.

Based on the elections made by the Company, as of June 30, 2024, borrowings under the Credit Agreement bore interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment based on the elected interest period), plus an applicable margin rate of 11.00%. As permitted under the Credit Agreement, as amended, the Company elected to capitalize the full amount of interest as principal from March 15, 2024 through August 15, 2024. As a result of this election, the cash interest component of the applicable margin increased by 2.00%.

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

(14)

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

Finance Leases

Refer to Note 12, Leases, for information about the Company’s finance leases.

As of June 30, 2024 and December 31, 2023, debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Indebtedness under the Credit Agreement, weighted-average interest rate of 15.2% during the six months ended June 30, 2024.	$399,295	$377,340
Finance lease obligations, interest averaging 13.5% and maturing at various dates through 2043 as of June 30, 2024 and December 31, 2023.	15,148	19,612
Other	2,189	2,220
Less: Unamortized discounts and debt issuance costs	(11,528)	(13,349)
	405,105	385,823
Less: Current portion	(403,321)	(364,380)
Long-term portion	$1,785	$21,443

Future maturities of the indebtedness outstanding at June 30, 2024 were as follows (in thousands):

Year	Amount
Remainder of 2024	$214
2025	3,700
2026	4,333
2027	392,309
2028	769
Thereafter	160
Total	$401,485

In the table above, the future maturities are presented consistent with the contractual terms. As of June 30, 2024, we were in compliance with all of the financial covenants under the Credit Agreement, as amended through the Seventh Amendment; however, without an additional waiver, we do not expect to be in compliance during the subsequent quarterly testing dates. A breach of any of the covenants under the Credit Agreement or the occurrence of other events specified in the Credit Agreement

(15)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

could result in an event of default under the same and give rise to the lenders’ right to accelerate our debt obligations thereunder and pursue other remedial actions under such agreement and/or trigger a cross default under our long-term leases. Accordingly, as of June 30, 2024, the full balance of the outstanding indebtedness related to the Credit Agreement was classified as a current liability in our condensed consolidated balance sheet.

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

During the six months ended June 30, 2024, no equity awards were granted, and 44,428 shares of previously issued awards vested. During the six months ended June 30, 2023, 111,018 shares of equity awards were granted and 30,165 shares of previously issued awards vested.

During the three and six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense totaling $2.4 million, $4.8 million, $2.5 million and $4.8 million, respectively. As of June 30, 2024 and 2023, total unrecognized compensation expense related to unvested equity awards was $9.0 million and $25.1 million, respectively, expected to be recognized over a weighted-average period of 1.5 years and 2.9 years, respectively.

NOTE 9. NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per share for the periods indicated based on the weighted-average number of common shares outstanding (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to CareMax, Inc. Class A common stockholders	$(170,558)	$(32,376)	$(213,966)	$(114,458)

Weighted-average basic shares outstanding	3,807,551	3,722,377	3,793,076	3,717,040
Weighted-average diluted shares outstanding	3,807,551	3,722,377	3,793,076	3,717,040

Net loss per share:
Basic	$(44.79)	$(8.70)	$(56.41)	$(30.79)
Diluted	$(44.79)	$(8.70)	$(56.41)	$(30.79)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive or because issuance of shares underlying such securities is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

(16)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series A and Series B warrants	266,667	266,667	266,667	266,667
Public and private placement warrants	193,055	193,055	193,055	193,055
Contingent consideration	1,250,000	1,321,111	1,250,000	1,338,889
Unvested restricted stock units	88,326	114,006	96,207	116,096
Unvested performance stock units (assumes 100% target payout)	12,659	12,105	13,456	12,105
Unvested options	19,830	18,732	21,557	18,732
Total	1,830,536	1,925,676	1,840,942	1,945,544

NOTE 10. FAIR VALUE MEASUREMENTS

Financial Instruments that are Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value (in thousands):

		Fair Value
June 30, 2024		Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - public warrants	$48	$48	$—	$—
Total liabilities measured at fair value	$48	$48	$—	$—

		Fair Value
December 31, 2023		Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
Description	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Derivative warrant liabilities - public warrants	$22	$22	$—	$—
Derivative warrant liabilities - private placement warrants	1	—	—	1
Total liabilities measured at fair value	$22	$22	$—	$1

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

During the three and six months ended June 30, 2024, the Company recognized loss of less than $0.1 million related to the change in the fair value of the derivative warrant liabilities. During the three and six months ended June 30, 2023, the Company recognized a benefit of $0.4 million and $1.5 million, respectively, related to the change in the fair value of the derivative warrant liabilities.

Credit Agreement Embedded Derivatives

Fair value of the embedded derivatives contained in the Credit Agreement is estimated using the discounted cash flow model. This involves significant Level 3 inputs and assumptions including the probability of occurrence of the respective triggering events and our risk-adjusted discount rate. During the three and six months ended June 30, 2024, the Company recognized a benefit of $2.4 million and $0, respectively, related to the change in the fair value of the Credit Agreement embedded

(17)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

derivatives. During the three and six months ended June 30, 2023, the Company recognized $0 in both periods related to the change in the fair value of the Credit Agreement embedded derivatives. As of June 30, 2024, the carrying value of the embedded derivatives was $0.

Transfers between level 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2024 or 2023.

Activity of the Level 3 liabilities during the six months ended June 30, 2024 measured at fair value was as follows (in thousands):

Balance as of December 31, 2023	$1
Change in fair value of derivative warrant liabilities	(1)
Balance as of June 30, 2024	$—

Activity of the Level 3 liabilities during the six months ended June 30, 2023 measured at fair value was as follows (in thousands):

Balance as of December 31, 2022	$137,040
Change in fair value of derivative warrant liabilities	(1,167)
Change in fair value of contingent consideration	(19,916)
Reclassification of contingent earnout consideration previously liability classified	(114,645)
Balance as of June 30, 2023	$1,313

Financial Instruments that are not Measured at Fair Value on a Recurring Basis

Debt

		Fair Value
June 30, 2024	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities
Fixed rate debt (a)	$873	$—	$—	$575
Floating rate debt (a)	399,295	—	—	364,579
Total	$400,169	$—	$—	$365,153

		Fair Value
December 31, 2023	Carrying Value	Quoted Prices in Active Markets	Significant other Observable Units	Significant other Unobservable Units
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities
Fixed rate debt (a)	$913	$—	$—	$747
Floating rate debt (a)	377,340	—	—	375,240
Total	$378,253	$—	$—	$375,987

(a) The debt amounts above do not include the impact of debt issuance costs or discounts.

Impairment of Long-Lived Assets

As part of its impairment assessment of the long-lived assets as of June 30, 2024, the Company remeasured certain long-lived assets to fair value on a non-recurring basis, which resulted in impairments recorded to impairment of long-lived assets in its condensed consolidated statements of operations. The impairments were determined by comparing the fair value of the impacted asset groups to their carrying value as of June 30, 2024, as required under ASC Topic 360, Property, Plant, and Equipment, and ASC Topic 350, Intangibles - Goodwill and Other, using Level 3 inputs.

Refer to Note 1, Description of Business and Going Concern, Note 5, Goodwill and Other Intangible Assets, Note 6, Property and Equipment, and Note 12, Leases, for further information.

NOTE 11. RELATED PARTY TRANSACTIONS

(18)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

The Related Companies

In 2021, the Company entered into an exclusive real estate advisory agreement (the “Advisory Agreement”) with Related CM Advisor, LLC (the “Advisor”), a Delaware limited liability company and a subsidiary of The Related Companies, L.P. (“Related”) (the “Advisory Agreement”), pursuant to which the Advisor has agreed to provide certain real estate advisory services to the Company on an exclusive basis. In connection with the Advisory Agreement, the Company issued certain warrants to the Advisor which vested at the time of issuance, and additional 5,000,000 warrants, which will vest and become exercisable from time to time upon the opening of each center under the Advisory Agreement for which the Advisor provides services. As of June 30, 2024 and December 31, 2023, 3,500,000 Advisory Agreement warrants remained unvested.

During the three and six months ended June 30, 2024 and 2023, the Company recognized $0.1 million and $0.2 million, and $0 and $0, respectively, of expense related to the amortization of the vested Advisory Agreement warrants, in corporate, general and administrative expenses.

As of June 30, 2024 and December 31, 2023, the Company recorded $0.4 million in other current assets, related to the Advisory Agreement warrants.

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

As part of the Steward Acquisition, the aggregate consideration to the Seller included contingent earnout consideration, which has not been issued to the Seller as of June 30, 2024. Refer to Note 4, Acquisitions, in the notes of the consolidated financial statements in the Company’s 2023 Form 10-K for details related to the contingent earnout consideration.

During the three and six months ended June 30, 2024, the Company incurred expenses related to the transition services agreement with Steward Health Care System of $0 and $0.2 million, respectively, within corporate, general and administrative expenses. During the three and six months ended June 30, 2023, the Company incurred expenses related to a transition services agreement with Steward Health Care System of $0.3 million and $1.0 million, respectively, within corporate, general and administrative expenses.

As of June 30, 2024 and December 31, 2023, the Company had liabilities due to Steward Health Care System, or its affiliates, of $1.7 million and $0.2 million, respectively.

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

(19)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the location of the finance lease ROU assets and lease liabilities in the Company’s condensed consolidated balance sheets (in thousands):

	Condensed Consolidated Balance Sheet Line Item	June 30, 2024	December 31, 2023
Finance lease right-of-use assets, net	Property and equipment, net[1]	$—	$18,552
Current finance lease liabilities	Current portion of third-party debt, net[2]	15,148	—
Long-term finance lease liabilities	Long-term debt, net	—	19,612
[1]Carrying value as of June 30, 2024, reflects impairments further described in Note 6, Property and Equipment.

[2]Classification of finance lease liabilities as current reflects the acceleration of payments due in relation to finance leases in default as of June 30, 2024. Refer to Lease Default and Abandonment below for further information.

Lease costs were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Condensed Consolidated Statements of Operations Location	2024	2023	2024	2023
Operating lease cost	Corporate, general and administrative	$4,533	$4,873	$8,437	$9,175
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	240	—	480	—
Interest on lease liabilities	Interest expense	661	—	1,317	—
Variable lease cost	Corporate, general and administrative	1,019	823	2,188	1,491
Short-term lease cost	Corporate, general and administrative	285	344	563	625
Total lease cost		$6,737	$6,040	$12,984	$11,291

As of June 30, 2024, maturities of operating and finance lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2024	$8,637	$1,177
2025	16,181	2,499
2026	15,668	2,549
2027	14,669	2,625
2028	13,606	2,704
Thereafter	110,392	48,944
Total undiscounted lease obligations	179,152	60,498
Less: Present value discount	(71,051)	(40,592)
Present value of lease liabilities	$108,101	$19,905

Lease Default and Abandonment

During the three months ended June 30, 2024, the Company completed an operational review of its underperforming centers and subsequently abandoned 5 finance leased properties, 15 operating leased properties and 5 leased properties where the leases had not yet commenced or were short-term in nature. The Company ceased rent payments for these properties, which in most cases constituted events of default under the related lease agreements. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the rent due for the balance of the term of such lease agreement, less proceeds from re-letting, if any. As a result of these defaults,

(20)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

as of June 30, 2024, operating lease liabilities of $34.5 million were reclassified to current portion of operating lease liabilities, and finance lease liabilities of $19.9 million were reclassified to current portion of third-party debt, net, in the Company’s condensed consolidated balance sheets.

In addition to the leases abandoned as of June 30, 2024, and as further explained in Note 1, Description of Business and Going Concern, the Company decided to cease use of additional leased properties following June 30, 2024. These leases were considered in the long-lived asset impairment analyses, as well as through the Company assessing the remaining useful lives of these assets, as further described in Note 1, Description of Business and Going Concern. The Company recognized $59.0 million and $18.1 million of abandonment charges on operating and finance right-of-use assets, respectively, abandoned as of June 30, 2024, in impairment of long-lived assets in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2024.

Additionally, the Company identified certain additional operating leased properties, which it plans to abandon after June 30, 2024, and for which no impairment was recorded. The Company reassessed remaining useful lives for these properties and the related accelerated amortization of $13.1 million will be recorded prospectively over the estimated remaining useful life of six months.

Other information related to lease agreements was as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	11.7	11.7
Finance leases	18.8	19.3
Weighted-average discount rate
Operating leases	8.79%	8.16%
Finance leases	13.46%	13.46%
Cash paid for amounts included in measurement of liabilities (in thousands)
Operating cash flows for operating leases	5,028	12,605
Operating cash flows for finance leases	1,317	1,310

At June 30, 2024, the Company was party to leases that have not yet commenced with aggregated estimated future lease payments of approximately $24.8 million, which are not reflected in the above tables.

The Company’s finance leases, two of the operating leases, and one lease that has not yet commenced, contain various covenants, that require the Company, among other things, to maintain minimum consolidated stockholder's equity of $100.0 million and a minimum cash balance of $25.0 million. In addition, these leases are subject to provisions that provide for a cross default in the event any of covenant violations under the Company’s Credit Agreement or in the event that covenant violations occur in other lease agreements with the same landlord.

NOTE 13. INCOME TAXES

Income tax expense was $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively and $0.2 million and $0.4 million during the three and six months ended June 30, 2023, respectively. The effective tax rate was (0.1)% and (0.2)%, during the three and six months ended June 30, 2024, respectively, and (0.6)% and (0.3)% during the three and six months ended June 30, 2023, respectively, based on the assessment of a full valuation allowance, excluding a portion attributable to the “naked credit” deferred tax liability.

(21)

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

Litigation

From time to time, the Company is involved in various legal actions, demands, claims, qui tam suits, governmental investigations and audits, and other legal matters arising in the normal course of business. Except as described below, management has not identified any legal actions during the three and six months ended June 30, 2024 or 2023 that were deemed to be material.

As described above in Note 12, Leases, during the three and six months ended June 30, 2024, the Company failed to make rent payments due pursuant to certain of its center leases on centers that the Company generally does not intend to operate, which resulted in an event of default under the terms of the related lease agreements. Landlords of certain of the Company’s leased centers for which the Company failed to pay rent have filed lawsuits against the Company for default on the lease payments. During the three and six months ended June 30, 2024, total lease liabilities related to such leases were classified as a current liability in the Company’s condensed consolidated balance sheets.

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

(22)

CAREMAX, inc.

NOTES TO condensed consolidated FINANCIAL STATEMENTS

(Unaudited)

participate in the residual profits or losses generated by the PCs and Care Optical. Therefore, all income and expenses recognized by the PCs and Care Optical are allocated to CareMax.

The following tables summarize the financial position and operations of the PCs and Care Optical (in thousands):

	June 30, 2024	December 31, 2023
Total assets	$1,032	$1,200
Total liabilities	$12,092	$9,896

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenue	$1,101	$1,975	$580	$997
Operating expenses	$1,975	$3,702	$1,977	$3,691

NOTE 16. SUBSEQUENT EVENTS

On July 8, 2024, the Company entered into an Extended Limited Waiver and Seventh Amendment to the certain Credit Agreement (the “Extended Seventh Amendment”). The Extended Seventh Amendment amended the Credit Agreement to extend the waiver of certain events of default under the Credit Agreement in the limited manner set forth therein through July 10, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events.

On July 10, 2024, the Company entered into a Limited Waiver and Eighth Amendment to the Credit Agreement (the “Eighth Amendment”). The Eighth Amendment amended the Credit Agreement to, among other things, provide for a new $4.0 million term loan (the “Eighth Amendment Term Loan”), funded at the closing of the Eighth Amendment, and a new incremental delayed draw term loan facility in an aggregate principal amount of $16.0 million, funded at the discretion of the Lenders (the loans thereunder, “Delayed Draw Term Loans” and, together with the Eighth Amendment Term Loan, the “Eighth Amendment Loans”). The Eighth Amendment Loans are to be repaid prior to all other loans previously made under the Credit Agreement and will mature on the earlier of April 10, 2025 and the occurrence of certain liquidity events. The Eighth Amendment Loans will bear interest at a per annum rate equal to Term SOFR plus 13.00% and a fee of 6.50% per annum will accrue on the unused portion of the commitments, which interest and fee will each be payable by capitalizing and adding such amount to the outstanding balance of the Eighth Amendment Loans. The Lenders received an upfront fee of 3% of the total amount of commitments upon entry into the Eighth Amendment, which fee was capitalized and added to the outstanding balance of the Eighth Amendment Loans, and will earn an additional fee upon repayment or other satisfaction of the Eighth Amendment Loans such that the minimum total cash return to the Lenders on amounts funded will equal 130%. The Eighth Amendment requires that the Company continue to maintain a minimum amount of liquidity and operate within a maximum variance to budget and that the Company use the net cash proceeds of any account receivables attributable to the Medicare Shared Savings Program to prepay the loans outstanding under the Credit Agreement. The Eighth Amendment also extended the waiver of certain events of default under the Credit Agreement in the limited manner set forth therein through August 15, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events.

(23)

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
•
the possibility we file for a restructuring under Chapter 11 of the US Bankruptcy Code if we are unable to successfully implement our plans;
•
the possibility that our rights under certain existing agreements could be impaired as a result of bankruptcy proceedings brought by Steward Health Care System;
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

(24)

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

(25)

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

Our Business

As of June 30, 2024, CareMax operated 50 centers in Florida, New York, and Tennessee. CareMax offers a comprehensive range of medical services, including primary and preventative care, specialist services, diagnostic testing, chronic disease management and dental and optometry services under global capitation contracts.

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

While CareMax’s primary focus is providing care to Medicare eligible seniors who are mostly 65+ (approximately 83% and 78% of revenue for the six months ended June 30, 2024 and 2023, respectively, came from these patients), we also provide services to children and adults through Medicaid programs as well as through commercial insurance plans. Substantially all of the Medicare patients cared for in CareMax’s centers are enrolled in MA plans which are run by private insurance companies and are approved by and under contract with Medicare. With MA, patients get all of the same coverage as original Medicare, including emergency care, and most plans also include prescription drug coverage. In many cases, MA plans offer more benefits than original Medicare, including dental, vision, hearing and wellness programs. We contract with nearly all national and most regional, local Medicare Advantage plans.

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

(26)

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

Steward Health Care Restructuring

On May 6, 2024, Steward Health Care System and certain of its affiliates commenced an in-court restructuring process through the filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. As previously disclosed, the Company entered into certain agreements with affiliates of Steward Health Care System in connection with the Steward Acquisition. In June 2024, as part of these bankruptcy proceedings, Steward Health Care System moved to reject certain of such contracts. Refer to Note 1, Description of Business and Going Concern, in our condensed consolidated financial statements included in this Report for further information.

Long-lived Asset Impairments

The Company reviews recoverability of its long-lived assets, including other intangible assets, property and equipment, and right-of-use assets, whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. During the three months ended June 30, 2024, the Company performed an impairment assessment of its asset groups. The impairment assessment was triggered by the rejection by Steward Health Care System of certain contracts, as further explained in Steward Health Care Restructuring above. The impairment assessment was also triggered by the Company’s abandonment of a number of leased properties during the three months ended June 30, 2024 and a decision to cease use of additional leased properties following June 30, 2024.

Based on the results of these events and the impairment assessments, the Company recognized impairments of long-lived assets of $133.0 million, consisting of:

•
Property and equipment impairments and finance right-of-use asset abandonments of $25.2 million (Refer to Note 6, Property and Equipment, in our condensed consolidated financial statements included in this Report for further information);
•
Operating right-of-use asset abandonments of $59.0 million (Refer to Note 12, Leases, in our condensed consolidated financial statements included in this Report for further information); and
•
Other intangible asset impairments of $48.8 million (Refer to Note 5, Goodwill and Other Intangible Assets, in our condensed consolidated financial statements included in this Report for further information).

Key Factors Affecting Our Performance

Our Patients

As discussed above, the Company partners with Medicare, Medicaid, and commercial insurance plans. While CareMax currently services mostly Medicare patients, we also accept Medicare fee-for-service patients.

Patient Count as of*	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	Mar 31, 2024	Jun 30, 2024
Medicare Advantage	37,000	39,500	93,500	95,500	102,500	107,000	111,500	107,000	104,000
Medicare Government VBC	—	—	109,500	107,000	101,000	99,500	97,500	95,000	94,000
Medicaid	29,500	31,500	33,500	33,500	30,500	28,500	25,500	31,000	22,000
Commercial	21,500	22,000	22,000	34,500	38,500	38,000	36,000	17,000	16,500
Total Count	88,000	93,000	258,500	271,000	272,500	273,000	270,000	250,000	236,500

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

MCREM Count as of*	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	Mar 31, 2024	Jun 30, 2024
Medicare Advantage	37,000	39,500	93,500	95,500	102,500	107,000	111,500	107,000	104,000
Medicare Government VBC	—	—	109,500	107,000	101,000	99,500	97,500	95,000	94,000
Medicaid	9,900	10,600	11,100	11,200	10,100	9,500	8,400	10,300	7,400
Commercial	7,100	7,300	7,400	11,400	12,900	12,700	11,900	5,700	5,500
Total Count	54,000	57,400	221,500	225,100	226,500	228,700	229,300	218,000	210,900

* Figures may not sum due to rounding

Medicare Advantage Patients

As of June 30, 2024, CareMax had approximately 104,000 MA patients of which 99% were in value-based agreements. Approximately 37% of patients in the Medicare Advantage value-based care agreements were in full-risk contracts. This means CareMax has been selected as the patient’s primary care provider and is financially responsible for some or all of the patient’s medical costs. CareMax is attributed an agreed percentage of the premium the Medicare plan receives from the Centers for Medicare and Medicaid Services (“CMS”) (typically a substantial majority of such premium given the risk assumed by the Company). A reconciliation is performed periodically and if premiums exceed medical costs paid by the MA plan, CareMax receives payment from the Medicare plan. If medical costs paid by the Medicare plan exceed premiums, CareMax is responsible to reimburse the Medicare plan.

Medicare Government Value-Based Care (“VBC”) Programs

As of June 30, 2024, CareMax had approximately 94,000 patients enrolled in Medicare Government VBC Programs, of which approximately 92% were in the MSSP and 8% were in the ACO REACH program. The MSSP is sponsored by the CMS. The MSSP allows participating Accountable Care Organizations (“ACOs”) to receive a share of cost savings they generate in connection with the management of costs and quality of medical services rendered to Medicare beneficiaries. Payments to the ACO participants, if any, are calculated annually and paid once a year by CMS on cost savings generated by the ACO participant relative to the ACO participants’ CMS benchmark. Under the MSSP, the ACO must meet certain qualifications to receive the full amount of its allocable cost savings or they either receive nothing or are responsible for shared losses. The MSSP rules require CMS to develop a benchmark for savings to be achieved by each participant if the participant is to receive shared savings. An ACO that meets the MSSP’s quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A Minimum Savings Rate (“MSR”), which varies depending on the number of beneficiaries assigned to the ACO, must be achieved before the ACO can receive up to a 75% share of the savings if quality performance standards are met; the ACO is also responsible for 40% of the deficit. Once the MSR is surpassed, all the savings below the benchmark provided by CMS will be shared with the ACO.

Medicaid Patients

As of June 30, 2024, CareMax had approximately 22,000 Medicaid patients of which 100% were in value-based agreements. Approximately 91% of patients in the Medicaid value-based care agreements were in full-risk contracts. Using the MCREM metric, the level of support required to manage these Medicaid patients equates to that of approximately 7,400 Medicare patients. In Florida, most Medicaid recipients are enrolled in the Statewide Medicaid Managed Care program.

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

(28)

Commercial Patients

As of June 30, 2024, CareMax managed approximately 16,500 commercial patients of which 100% were under a value-based agreement that provided upside-only financial incentives for quality and utilization performance. Using the MCREM metric, the level of support required to manage these commercial patients equates to that of approximately 5,500 Medicare patients.

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

Contracts with Payors

Our economic model relies on its capitated partnerships with payors which manage and market Medicare plans across the United States. CareMax has established strategic value-based relationships with a number of different payors for Medicare Advantage patients, Medicaid patients, and ACA patients. During the six months ended June 30, 2024, our three largest payor relationships were Payor A, Payor C, and Payor B, which generated 20%, 19%, and 14%, of our revenue, respectively. During the six months ended June 30, 2023, our three largest payor relationships were Payor A, Payor C and Payor E, which generated 26%, 22% and 16% of our revenue, respectively. These existing contracts and relationships with our national partners and their understanding of the value of the CareMax model reduces the risk of entering into new markets as CareMax typically seeks to have payor contracts in place before entering a new market. Maintaining, supporting, and growing these relationships, particularly as CareMax enters new markets, are critical to our long-term success. We believe CareMax’s model is well-aligned with that of its payor partners - to drive better health outcomes for their patients, enhance patient satisfaction, and drive incremental patient and revenue growth. This alignment of interests helps ensure our continued success with our payor partners.

Effectively Manage the Cost of Care for Our Patients

The capitated nature of our contracting with payors requires us to prudently manage the medical expense of our patients. Our external provider costs are our largest expense category, representing 55% of our total operating expenses for the six months ended June 30, 2024 and 53% of our total operating expenses for the six months ended June 30, 2023. Our care model focuses on leveraging the primary care setting as a means of avoiding costly downstream healthcare costs, such as acute hospital admissions. Our patients retain the freedom to seek care at emergency rooms or hospitals; we do not restrict their access to care. Therefore, we could be liable for potentially large medical claims should we not effectively manage our patients’ health. We utilize stop-loss insurance for our patients, protecting us from medical claims in excess of certain levels.

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

Investments in Centers

We have invested into de novo centers both within and outside of Florida. De novo centers require upfront capital and operating expenditures, which typically are not fully offset by revenues in the near-term, as a result of which we expect a period of unprofitability in our de novo centers before they break even. Costs we incur prior to opening of a de novo center include (1) incremental payroll costs from employees specifically associated with the operational, contractual, physical, or regulatory infrastructure for de novo centers, prior to their opening; (2) legal costs directly associated with the de novo centers, incurred prior to their opening, which includes services such as execution of leases, health plan contracts and other agreements; (3) other expenses related to diligence, design, permitting, and other “soft costs” at new sites; and (4) rent and facility expenses prior to center opening. Once a de novo center opens, we incur post-opening losses, which consist of center-level operating losses recognized at a de novo center until the center breaks even. The de novo post-opening losses consist of revenue, external provider costs and cost of care allocated to the de novo center. During the six months ended June 30, 2024 and 2023, we incurred de novo pre-opening costs and post-opening losses, on a combined basis, of $9.4 million and $11.6 million, respectively.

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

(30)

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

Adjusted EBITDA

Beginning with the Company’s Form 10-Q for the three months ended June 30, 2023, for all periods presented, the Company updated its calculation of the reconciliation of Adjusted EBITDA on a retrospective basis to no longer add back certain compensation costs for stay-on bonuses and duplicative salaries previously included within the Business Combination integration costs adjustment.

Adjusted EBITDA is defined as net income or loss before interest expense, depreciation and amortization, impairment of long-lived assets, remeasurement of derivative and contingent earnout liabilities, goodwill impairment, stock-based compensation, Business Combination integration costs, acquisition and disposition related costs, income tax expense, and other income or expenses that are considered one-time in nature as determined by management.

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

Reconciliation to Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Y/Y Change	2024	2023	Y/Y Change
Net loss	$(170,558)	$(32,376)	$(138,181)	$(213,966)	$(114,458)	$(99,507)
Interest expense	20,376	13,197	7,179	40,131	23,908	16,224
Depreciation and amortization	6,512	6,828	(315)	13,218	13,404	(187)
Impairment of long-lived assets	132,990	—	132,990	132,990	—	132,990
Remeasurement of derivative and contingent earnout liabilities	(2,355)	15,786	(18,141)	26	(21,456)	21,482
Goodwill impairment	—	—	—	—	98,000	(98,000)
Stock-based compensation	2,396	2,464	(68)	4,761	4,762	(1)
Business Combination integration costs (1)	399	686	(287)	780	1,402	(622)
Acquisition and disposition related costs (2)	(669)	815	(1,484)	383	1,436	(1,053)
Other (3)	(421)	(535)	114	(312)	(722)	410
Income tax expense	177	177	—	354	355	(1)
Adjusted EBITDA	$(11,152)	$7,042	$(18,194)	$(21,634)	$6,630	$(28,265)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Consulting and legal fees (a)	$389	$237	$760	$519
Other (b)	10	449	20	883
	$399	$686	$780	$1,402

(31)

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

(2)
Represents legal and incremental compensation payroll costs directly associated with efforts to achieve synergies related to closed transactions and legal and advisory costs related to exploration of potential dispositions. Significant components of the acquisition and disposition related costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Advisor and other professional fees (a)	$(1,112)	$(34)	$(588)	$(292)
Compensation costs (b)	444	849	972	1,728
	$(669)	$815	$383	$1,436

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

(3)
Components of other were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest income	$(277)	$(602)	$(945)	$(855)
Severance costs	—	—	694	—
Other	(144)	67	(61)	133
	$(421)	$(535)	$(312)	$(722)

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

The following metrics are as of the end of the indicated date, except for Platform Contribution, which is for the three month period ended as of the indicated date:

Non-GAAP Operating Metrics	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	Mar 31, 2024	Jun 30, 2024
Centers	48	51	62	62	62	62	56	55	50
Markets	6	7	7	7	7	7	7	6	6
Patients (MCREM)*	54,000	57,400	221,500	225,100	226,500	228,700	229,300	218,000	210,900
Patients in value-based care arrangements (MCREM)	81.0%	78.2%	97.6%	99.0%	99.4%	98.8%	98.8%	99.1%	99.4%
Platform Contribution ($, millions)	$21.6	$20.6	$25.6	$24.7	$28.6	$21.1	$(55.6)	$9.1	$3.7
* MCREM defined as Medicare Equivalent Members, which assumes the level of support received by a Medicare patient is equivalent to that received by three Medicaid or Commercial patients.

Centers

We define our centers as those primary care centers open for business and open for enrollment of patients at the end of a particular period.

Patients (MCREM)

MCREM patients include both at-risk MA patients (those patients for whom we are financially responsible for their total healthcare costs) as well as risk and non-risk, non-MA patients. We define our total at-risk patients as patients who have selected us as their provider of primary care medical services as of the end of a particular period and for whom we take responsibility for at least some degree of downside risk in capitated contracts. An at-risk patient remains active in our system until we are informed by the health plan the patient is no longer active. As discussed above, CareMax calculates the amount of support

(32)

typically received by one Medicare patient as equivalent to the level of support received by three Medicaid or Commercial patients.

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

The following table provides a reconciliation of gross profit, the most closely comparable GAAP financial measure, to Platform Contribution:

	Three Months Ended
(in millions)	Jun 30, 2022	Sep 30, 2022	Dec 31, 2022	Mar 31, 2023	Jun 30, 2023	Sep 30, 2023	Dec 31, 2023	Mar 31, 2024	Jun 30, 2024
Gross profit (a)	$15.4	$14.8	$17.2	$17.1	$20.4	$12.0	$(63.5)	$1.5	$(3.6)
Depreciation and amortization	4.9	4.6	7.2	6.6	6.8	6.8	7.6	6.7	6.5
Stock-based compensation	1.3	1.2	1.2	1.0	1.3	1.2	0.1	0.7	0.7
Other adjustments (b)	0.1	0.1	—	—	—	1.0	0.2	0.2	0.1
Platform Contribution	$21.6	$20.6	$25.6	$24.7	$28.6	$21.1	$(55.6)	$9.1	$3.7

(a) Gross profit reflects the reclassification of stock-based compensation expense previously included in corporate, general and administrative expenses, which decreased gross profit by $1.3 million during the three months ended June 30, 2022, $1.2 million during the three months ended September 30, 2022, and $1.2 million during the three months ended December 31, 2022.

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

(33)

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

The Company re-evaluated key assumptions and estimates and based on this analysis, the Company identified changes in estimates to revenue, external provider costs, short-term and long-term accounts receivable, net, and risk settlement liabilities. Accordingly, the Company recognized the following changes in prior year estimates in each respective period (in thousands):

	Six Months Ended June 30,
Increase (decrease)	2024	2023
Revenue	$8,475	$(22,964)
External provider costs	(12,231)	(1,736)
Short-term and long-term accounts receivable, net	(926)	(21,228)
Risk settlement liabilities	(21,631)	—

For the six months ended June 30, 2024, the decreases were mostly driven by favorable development in provider costs from Medicare full risk plans, partially offset by unfavorable development in provider costs from Medicaid full risk plans primarily from 2022 dates of service. For the six months ended June 30, 2023, the developments related to the prior year dates of service were primarily driven by new, updated information regarding MSO membership at one health plan, an unseasonably early flu season, and more current data from one Medicaid health plan.

Cost of Care. Cost of care includes the costs of additional medical services we provide to patients that are not paid by the plan. These services include patient transportation, medical supplies, auto insurance and other specialty costs, like dental or vision. In some instances, we have negotiated better rates than the health plans for these health plan covered services. In addition, cost

(34)

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

Impairment of Long-Lived Assets. Impairment of long-lived assets includes impairments of intangible assets and property and equipment and ROU assets.

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

Other Income (Expenses), Net. Other income (expenses), net, consists of miscellaneous non-operating corporate expenses and income.

(35)

Results of Operations

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue
Medicare risk-based revenue	$154,857	$155,486	$(629)	(0.4%)
Medicaid risk-based revenue	22,865	30,054	(7,189)	(23.9%)
Government value-based care revenue	14,690	22,206	(7,516)	(33.8%)
Other revenue	6,215	16,694	(10,479)	(62.8%)
Total revenue	198,627	224,440	(25,814)	(11.5%)
Operating expenses
External provider costs	153,115	156,995	(3,880)	(2.5%)
Cost of care	42,593	40,192	2,400	6.0%
Sales and marketing	1,378	3,327	(1,949)	(58.6%)
Corporate, general and administrative	14,780	20,849	(6,069)	(29.1%)
Depreciation and amortization	6,512	6,828	(315)	(4.6%)
Impairment of long-lived assets	132,990	—	132,990	100.0%
Total costs and expenses	351,368	228,191	123,177	54.0%
Operating loss	(152,741)	(3,750)	(148,991)	(3,972.6%)
Nonoperating (expenses) income
Interest expense	(20,376)	(13,197)	(7,179)	(54.4%)
Change in fair value of derivative liabilities	2,355	434	1,921	442.8%
Loss on remeasurement of contingent earnout liabilities	—	(16,220)	16,220	100.0%
Other income, net	382	534	(153)	(28.6%)
Total nonoperating expenses	(17,639)	(28,449)	10,809	38.0%
Loss before income tax	(170,381)	(32,199)	(138,182)	(429.1%)
Income tax expense	(177)	(177)	—	0.0%
Net loss	$(170,558)	$(32,376)	$(138,182)	(426.8%)

* Figures may not sum due to rounding

Medicare risk-based revenue. Medicare risk-based revenue was $154.9 million for the three months ended June 30, 2024, a decrease of $0.6 million, or 0.4%, compared to $155.5 million for the three months ended June 30, 2023. The slight decrease was driven primarily by a 10.6% increase in the total number of at-risk Medicare patients and a favorable net prior period development of approximately $9.0 million, offset by a 9.9% decrease in rates.

Medicaid risk-based revenue. Medicaid risk-based revenue was $22.9 million for the three months ended June 30, 2024, a decrease of $7.2 million, or 23.9%, compared to $30.1 million for the three months ended June 30, 2023. This decrease was driven primarily by a 27.1% decrease in the total number of at-risk Medicaid patients, partially offset by a 4.4% increase in rates.

Government value-based care revenue. Government value-based care revenue was $14.7 million for the three months ended June 30, 2024, a decrease of $7.5 million, or 33.8%, compared to $22.2 million for the three months ended June 30, 2023. The decrease is the result of lower estimated MSSP shared savings, as compared to prior year, as well as unfavorable prior period development from lowering estimates related to prior period accruals.

Other revenue. Other revenue was $6.2 million for the three months ended June 30, 2024, a decrease of $10.5 million, or 62.8%, compared to $16.7 million for the three months ended June 30, 2023. The decrease is primarily due to a decrease in partial risk revenue, as risk contracts are converted to full risk, and lower revenue from incentive-based programs.

External provider costs. External provider costs were $153.1 million for the three months ended June 30, 2024, a decrease of $3.9 million, or 2.5%, compared to $157.0 million for the three months ended June 30, 2023. The slight decrease was driven by a favorable net prior period development of approximately $4.9 million, partially offset by a decrease in claim costs and a 2.5% increase in the total number of at-risk patients.

Cost of care. Cost of care expenses were $42.6 million for the three months ended June 30, 2024, an increase of $2.4 million, or 6.0%, compared to $40.2 million for the three months ended June 30, 2023.

(36)

Sales and marketing expenses. Sales and marketing expenses were $1.4 million for the three months ended June 30, 2024, a decrease of $1.9 million, or 58.6%, compared to $3.3 million for the three months ended June 30, 2023. The decrease is due to a reduction in our sales staff and marketing efforts in 2024 as compared to 2023, related to our initiative to reduce operating expenses.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $14.8 million for the three months ended June 30, 2024, a decrease of $6.1 million, or 29.1%, compared to $20.8 million for the three months ended June 30, 2023. The increase is primarily due to lower payroll-related expenses related to our initiative to reduce operating expenses, partially offset by higher advisory and legal fees.

Depreciation and amortization expenses. Depreciation and amortization expenses were $6.5 million for the three months ended June 30, 2024, a decrease of $0.3 million, or 4.6%, compared to $6.8 million for the three months ended June 30, 2023.

Impairment of long-lived assets. Impairment of long-lived assets was $133.0 million for the three months ended June 30, 2024, which included impairment of intangible assets, ROU assets and property and equipment. Refer to Note 1, Description of Business and Going Concern, in our condensed consolidated financial statements included in this Report for further information.

Interest expense. Interest expense was $20.4 million for the three months ended June 30, 2024, an increase of $7.2 million, or 54.4%, compared to $13.2 million for the three months ended June 30, 2023. This increase was due to the increased borrowings and higher weighted-average interest rate. Refer to Note 7, Debt and Related Party Debt, in our condensed consolidated financial statements included in this Report for additional information on the borrowings outstanding as of June 30, 2024.

Change in fair value of derivative liabilities. The Company recorded a gain on fair value of derivative liabilities of $2.4 million for the three months ended June 30, 2024, an increase of $1.9 million, or 442.8%, compared to $0.4 million for the three months ended June 30, 2023. This increase was driven by the reduction in the fair value of the Credit Agreement embedded derivatives during the three months ended June 30, 2024.

Loss on remeasurement of contingent earnout liabilities. We recorded a loss on remeasurement of contingent earnout liabilities related to Steward Acquisition of $16.2 million for the three months ended June 30, 2023, driven by the increase in the market value of the Company’s Class A Common Stock from March 31, 2023 to June 30, 2023. There was no activity during the three months ended June 30, 2024 due to the contingent earnout consideration being reclassified into additional paid-in-capital as of June 30, 2023.

Other income, net. Other income, net was $0.4 million for the three months ended June 30, 2024, a decrease of $0.2 million, or 28.6%, as compared to other income, net of $0.5 million for the three months ended June 30, 2023.

(37)

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenue
Medicare risk-based revenue	$323,359	$277,079	$46,280	16.7%
Medicaid risk-based revenue	60,518	55,680	4,838	8.7%
Government value-based care revenue	33,505	32,216	1,288	4.0%
Other revenue	13,491	32,449	(18,958)	(58.4%)
Total revenue	430,872	397,424	33,449	8.4%
Operating expenses
External provider costs	334,056	267,668	66,388	24.8%
Cost of care	85,726	78,819	6,907	8.8%
Sales and marketing	4,441	7,092	(2,651)	(37.4%)
Corporate, general and administrative	34,888	44,813	(9,926)	(22.1%)
Depreciation and amortization	13,218	13,404	(187)	(1.4%)
Impairment of long-lived assets	132,990	—	132,990	100.0%
Goodwill impairment	—	98,000	(98,000)	(100.0%)
Total operating expenses	605,318	509,797	95,521	18.7%
Operating loss	(174,446)	(112,373)	(62,073)	(55.2%)
Nonoperating (expenses) income
Interest expense	(40,131)	(23,908)	(16,224)	(67.9%)
Change in fair value of derivative liabilities	(26)	1,540	(1,567)	(101.7%)
Gain on remeasurement of contingent earnout liabilities	—	19,916	(19,916)	(100.0%)
Other income, net	992	721	271	37.5%
Total nonoperating expenses	(39,165)	(1,730)	(37,435)	(2,163.7%)
Loss before income taxes	(213,612)	(114,103)	(99,509)	(87.2%)
Income tax expense	(354)	(355)	1	0.2%
Net loss	$(213,966)	$(114,458)	$(99,507)	(86.9%)

* Figures may not sum due to rounding

Medicare risk-based revenue. Medicare risk-based revenue was $323.4 million for the six months ended June 30, 2024, an increase of $46.3 million, or 16.7%, compared to $277.1 million for the six months ended June 30, 2023. This increase was driven primarily by a 17.4% increase in the total number of at-risk Medicare patients, and a favorable net prior period development of approximately $13.0 million. In addition, revenue recognized during the six months ended June 30, 2023, was impacted by the unfavorable net prior period development of $22.8 million mainly due to more current membership data received during that period.

Medicaid risk-based revenue. Medicaid risk-based revenue was $60.5 million for the six months ended June 30, 2024, an increase of $4.8 million, or 8.7%, compared to $55.7 million for the six months ended June 30, 2023. This increase was driven primarily by a 35.5% increase in rates, partially offset by 19.8% decrease in the total number of at-risk Medicaid patients.

Government value-based care revenue. Government value-based care revenue was $33.5 million for the six months ended June 30, 2024, an increase of $1.3 million, or 4.0%, compared to $32.2 million for the six months ended June 30, 2023.

Other revenue. Other revenue was $13.5 million for the six months ended June 30, 2024, a decrease of $19.0 million, or 58.4%, compared to $32.4 million for the six months ended June 30, 2023. The decrease is primarily due to a decrease in partial risk revenue, as risk contracts are converted to full risk, and the impact of lower revenue from incentive based programs.

External provider costs. External provider costs were $334.1 million for the six months ended June 30, 2024, an increase of $66.4 million, or 24.8%, compared to $267.7 million for the six months ended June 30, 2023. This increase was driven primarily by an increase in claim costs and a 9.2% increase in the total number of at-risk patients, partially offset by the favorable net prior period development of $12.0 million. In addition, external provider costs recognized during the six months ended June 30, 2023, were impacted by unfavorable net prior period development of $21.2 million mainly due to more current membership data received during that period.

Cost of care. Cost of care expenses were $85.7 million for the six months ended June 30, 2024, an increase of $6.9 million, or 8.8%, compared to $78.8 million for the six months ended June 30, 2023. The increase is due to increases in pharmacy costs, partially offset by a reduction in headcount and payroll related costs in the current period, as compared to the prior period.

(38)

Sales and marketing expenses. Sales and marketing expenses were $4.4 million for the six months ended June 30, 2024, a decrease of $2.7 million, or 37.4%, compared to $7.1 million for the six months ended June 30, 2023. The decrease is due to a reduction in our sales staff and marketing efforts in 2024 as compared to 2023, related to our effort to reduce operating expenses.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $34.9 million for the six months ended June 30, 2024, a decrease of $9.9 million, or 22.1%, compared to $44.8 million for the six months ended June 30, 2023. The decrease is primarily due to lower payroll-related expenses, related to our initiative to reduce operating expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses were $13.2 million for the six months ended June 30, 2024, a decrease of $0.2 million, or 1.4%, compared to $13.4 million for the six months ended June 30, 2023.

Impairment of long-lived assets. Impairment of long-lived assets was $133.0 million for the six months ended June 30, 2024, which included impairment of intangible assets, ROU assets and property and equipment. Refer to Note 1, Description of Business and Going Concern, in our condensed consolidated financial statements included in this Report for further information.

Goodwill impairment. During the six months ended June 30, 2023, the Company recognized a goodwill impairment of $98.0 million. This impairment was mainly the result of the reduction of the market value of the Company's Class A Common Stock. Refer to Note 5, Goodwill And Other Intangibles Assets, in our condensed consolidated financial statements included in this Report for further information.

Interest expense. Interest expense were $40.1 million for the six months ended June 30, 2024, an increase of $16.2 million, or 67.9%, compared to $23.9 million for the six months ended June 30, 2023. This increase was due to the increased borrowings and higher weighted-average interest rate. Refer to Note 7, Debt and Related Party Debt, in our condensed consolidated financial statements included in this Report for additional information on the borrowings outstanding as of June 30, 2024.

Change in fair value of derivative liabilities. The Company recorded a loss on fair value of derivative liabilities less than $0.1 million for the six months ended June 30, 2024, a decrease of $1.6 million, or 101.7%, compared to a gain of $1.5 million for the six months ended June 30, 2023. This decrease was driven by the decrease in market value of the Company’s Class A Common Stock during the prior period.

Gain on remeasurement of contingent earnout liabilities. We recorded a gain of $19.9 million for the six months ended June 30, 2023. This gain was driven by the decrease in the market value of the Company’s Class A Common Stock since December 31, 2022. There was no activity during the six months ended June 30, 2024 due to the contingent earnout consideration being reclassified into additional paid-in-capital as of June 30, 2023.

Other income, net. Other income, net was $1.0 million for the six months ended June 30, 2024, an increase of $0.3 million, or 37.5%, as compared to $0.7 million for the six months ended June 30, 2023.

Liquidity and Capital Resources

Overview

As of June 30, 2024, we had cash and cash equivalents of $16.4 million.

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

(39)

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

Refer to Note 1, Description of Business and Going Concern, to the condensed consolidated financial statements that appear elsewhere in this Report for details regarding our going concern considerations. As a result of our recent financial performance and current projections, we do not expect to be in compliance with the maximum leverage ratio and minimum liquidity covenants specified in the Credit Agreement or with financial covenants on certain lease agreements for the twelve months from the date of issuance of the condensed consolidated financial statements that appear elsewhere in this Report. As a result, the indebtedness outstanding under the Credit Agreement, and certain operating and finance lease liabilities related to agreements with which we were in default, were classified as current within the condensed consolidated balance sheets.

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

(40)

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

On May 14, 2024, the Company entered into a Limited Waiver and Fourth Amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment amended the Credit Agreement to, among other things, extend the waiver of certain events of default under the Credit Agreement in the limited manner set forth therein through June 17, 2024 (the “Temporary Waiver Period”), subject to an earlier termination of the waiver upon the occurrence of certain specified events.

On June 17, 2024, the Company entered into a Limited Waiver and Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment amended the Credit Agreement to extend the waiver of certain events of default under the Credit Agreement in the limited manner set forth therein through June 24, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events.

On June 21, 2024, the Company entered into a Limited Waiver and Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment amended the Credit Agreement to extend the waiver of certain events of default under the Credit Agreement in the limited manner set forth therein through June 28, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events.

On June 28, 2024, the Company entered into a Limited Waiver and Seventh Amendment to the Credit Agreement (the “Seventh Amendment”). The Seventh Amendment amended the Credit Agreement to extend the waiver of certain events of default under the Credit Agreement in the limited manner set forth therein through July 8, 2024, subject to an earlier termination of the waiver upon the occurrence of certain specified events.

As of June 30, 2024, there was no remaining availability under the Delayed Draw Term Loans.

Based on the elections made by the Company, as of June 30, 2024, borrowings under the Credit Agreement bore interest of Term SOFR (calculated as the Secured Overnight Financing Rate published on the Federal Reserve Bank of New York’s website, plus the applicable credit spread adjustment based on the elected interest period) plus an applicable margin rate of 11.00%. As permitted under the Credit Agreement, the Company elected to capitalize 6.00% of the interest as principal amount. As a result of this election, the cash interest component of the applicable margin increased by 0.50%. Amortization payments under the Credit Agreement are payable in quarterly installments, commencing on May 31, 2025, in aggregate principal amounts equal to 0.25% of the aggregate outstanding principal amount of Initial Term Loans and Delayed Draw Term Loans. All amounts owed under the Credit Agreement are due in May 2027.

As of June 30, 2024, the Company was in compliance with all of the financial covenants under the Credit Agreement, as amended through the Seventh Amendment.

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

(41)

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

In October 2022, in connection with the Elevance Health Collaboration Agreement we entered into a promissory note for an amount of $1.0 million, due in October 2032. Funds received from Elevance Health pursuant to the aforementioned promissory note will be used to finance costs of one new center that was opened in partnership with Elevance Health.

Finance Leases

We lease certain of our center facilities under non-cancelable finance lease agreements. Refer to Note 12, Leases, in the notes to the condensed consolidated financial statements for additional information, including the schedule of remaining lease payments. The remaining duration of such leases ranges from 19 to 20 years.

The Company’s finance leases, two of the operating leases, and one lease that has not yet commenced, contain various covenants, that require the Company, among other things, to maintain minimum consolidated stockholder's equity of $100.0 million and a minimum cash balance of $25.0 million. Refer to Note 12, Leases, in the notes to the condensed consolidated financial statements for information regarding events of default on certain of our leases.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(48,114)	$(43,263)
Net cash used in investing activities	(794)	(5,234)
Net cash (used in) provided by financing activities	(189)	61,477

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2024 was $48.1 million, an increase of $4.9 million, as compared to $43.3 million used in operating activities during the six months ended June 30, 2023. This increase is primarily the result of the disbursement of a MSSP surety bond payment of $7.0 million during the six months ended June 30, 2024 (none in 2023).

Investing Activities. Net cash used in investing activities was $0.8 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively, driven by investments in leasehold improvements and medical equipment for our centers.

Financing Activities. Net cash used in financing activities was $0.2 million, during the six months ended June 30, 2024, which consisted of payments related to financed equipment purchases. Net cash provided by financing activities was $61.5 million during the six months ended June 30, 2023, driven mainly by the $62.0 million drawn on our Delayed Draw Term Facility, net of the related discount and issuance costs.

(42)

Contractual Obligations and Commitments

Our principal commitments consist of obligations under the Credit Agreement and operating and finance leases for our centers.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024, or 2023, other than operating or finance leases which have not yet commenced.

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

Critical Accounting Policies and Estimates

Other than as noted below, there have been no material changes to our Critical Accounting Estimates presented in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 18, 2024.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset, which include the amount and timing of the projected future cash flows. If the expected undiscounted cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value.

Fair value estimates used in the impairment review of long-lived assets are determined using a future cash flow model involving several assumptions. Changes in the Company’s assumptions could materially impact fair value estimates. Assumptions critical to our fair value estimates are: (i) projected cash flows and (ii) discount rates. These and other assumptions may change in the future based on specific facts and circumstances. While the Company believes the assumptions used to estimate the future cash flows are reasonable, there can be no assurance that the expected future cash flows will be realized. As a result, impairment charges that possibly would have been recognized in earlier periods may not be recognized until later periods if actual results deviate unfavorably from estimates. The use of different assumptions would increase or decrease discounted cash flows, therefore, could change impairment determinations.

Asset impairment charges are recognized based on the relative fair value of the long-lived assets. Asset impairment charges are recognized in impairments of long-lived assets in our condensed consolidated statements of operations.

The Company identified triggering events as of June 30, 2024 and evaluated its long-lived assets for impairments. Fair value of the Company's assets groups was determined based on a discounted cash flow method. Based on the assessment performed, the Company recognized long-lived asset impairment charges of $133.0 million.

Interim Goodwill Assessment

The Company’s policy is to test goodwill for impairment annually on December 31, or on an interim basis if an event triggering impairment may have occurred. The Company identified triggering events as of June 30, 2024 and tested goodwill for

(43)

impairment. Fair value of the Company’s single reporting unit was based on the Company’s market capitalization. Based on this analysis, no goodwill impairment was identified.

The Company estimates that a decrease of 1% in the value of the Company’s Class A common stock would not result in recognition of goodwill impairment.

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

Under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the identified material weaknesses described further below, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that the condensed consolidated financial statements included in this Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Form 10-K for the fiscal year ended December 31, 2023, the following material weaknesses were identified as of December 31, 2023: We lack a sufficient complement of professionals with the appropriate level of knowledge, training and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements as a public company. This material weakness contributed to the Company not designing and maintaining formal controls to analyze, account for and disclose complex transactions, including the accounting for financial instruments and contingent earnout liabilities. These material weaknesses resulted in:

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

Subsequent to the evaluation performed as of December 31, 2023, management identified an additional material weakness as the Company did not design and maintain effective controls over the accounting for revenue and accounts receivable transactions, including controls to validate the terms of the underlying revenue and accounts receivable transactions were appropriately recorded. This material weakness, which was determined to have existed as of December 31, 2023, resulted in immaterial misstatements in revenue, external provider costs, accounts receivable, net, and risk settlement liabilities as of and for the years ended December 31, 2023 and December 31, 2022, and the quarterly condensed consolidated financial statements for the periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023 and March 31, 2024.

(45)

These material weaknesses could result in misstatements of substantially all accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan for the Material Weaknesses

Since identifying the material weaknesses previously disclosed in Item 9A of the Form 10-K for the fiscal year ended December 31, 2023, management has developed a remediation plan and implemented measures to address the underlying causes of each material weakness. Our efforts to date included the following:

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

With respect to the additional material weakness related to the accounting for revenue and accounts receivable transactions, we are still developing our remediation plan, which will include (i) evaluating the staffing level, skills and qualification of personnel responsible for accounting for these transactions, (ii) enhancement of the design of our existing control activities and processes for revenue recognition and (iii) improving the detailed review process of our revenue recognition models.

Although we have implemented controls as of June 30, 2024 related to the previously identified material weaknesses, the controls have not been in place and operating effectively for a sufficient period to evaluate if the material weaknesses have been remediated. Although no assurance can be made that such remediation will occur, or that additional material weaknesses will not be identified, we believe we are making progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional changes to the design and implementation of controls.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our rights under existing agreements could be impaired as a result of bankruptcy proceedings brought by Steward Health Care System.

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

On May 6, 2024, Steward Health Care System and certain of its affiliates commenced an in-court restructuring process through the filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. In June 2024, as part of these bankruptcy proceedings, Steward Health Care System moved to reject certain of the executory contracts between Steward Health Care System and/or its affiliates and CareMax and/or its affiliates, including, but not limited to, the exclusive access agreement and employed provider participating provider agreements and other ancillary agreements.

If the Bankruptcy Court grants Steward Health Care Network’s motion to reject the executory contracts, it could have a material adverse effect on our business, financial condition and results of operations, in particular with respect to the MSO.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Securities trading plans of Directors and Executive Officers

(47)

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
10.1+*

Limited Waiver and Fourth Amendment to Credit Agreement, dated May 14, 2024 by and among CareMax, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent.

10.2+*

Limited Waiver and Fifth Amendment to Credit Agreement, dated June 17, 2024 by and among CareMax, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent.

10.3+*

Limited Waiver and Sixth Amendment to Credit Agreement, dated June 21, 2024 by and among CareMax, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent.

10.4+*

Limited Waiver and Seventh Amendment to Credit Agreement, dated June 28, 2024 by and among CareMax, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent.

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

CareMax Inc.

Date: August 9, 2024		/s/ Carlos A. de Solo
	Name:	Carlos A. de Solo
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 9, 2024		/s/ Kevin Wirges
	Name:	Kevin Wirges
	Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

(49)